Form 10QSB
period 1998-09-30
ASCOT GROUP INC
filed 1998-10-23
CIK 1028205

UNITED STATES
                  SECURITIES EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                           FORM 10-QSB

-----------------------------------------------------------------

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

          For the quarterly period ended September 30, 1998

                                  or

[ ]     Transition report pursuant to Section 13 or 15(d0 of the
Securities Exchange Act of 1934
       For the transition period from __________ to __________

-----------------------------------------------------------------

                           ASCOT GROUP INC.
        (Exact name of registrant as specified in its charter)


     Delaware                                  113375915
 ---------------                         -------------------
State of Incorporation                  IRS Employer ID No.


City Center Bellevue, Suite 730
500 108th Avenue, Bellevue, WA               98004
-------------------------------          --------------
Address of principal Executive Offices     Zip Code

Registrant's Telephone Number     (425) 990-6477

Check here whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes __X____      No_______

As of September 30, 1998, the following shares of the Registrant's common stock were issued and outstanding:

Voting common stock        10,000,000


Traditional Small Business Disclosure (check one): Yes  X  No

INDEX

PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements . . . . . . . . . . . . . . . . .3
          CONDENSED CONSOLIDATED BALANCE SHEET . . . . . . . . .3
          CONDENSED CONSOLIDATED INCOME STATEMENT. . . . . . . .4
          STATEMENT OF CASH FLOWS. . . . . . . . . . . . . . . .5
          Note 1.   BASIS OF PRESENTATION. . . . . . . . . . . .6

Item 2.   Management's Discussion And Analysis or Plan of
          Operations. . . . . . . . . . . . . . . . . . . . .   7

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . 11

Item 2.   Changes in Securities. . . . . . . . . . . . . . . . 11

Item 3.   Defaults upon Senior Securities. . . . . . . . . . . 11

Item 4.   Submission of Matters to a Vote of

          Security Holders . . . . . . . . . . . . . . . . . . 11

Item 5.   Other information. . . . . . . . . . . . . . . . . . 11

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . 11

PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements

                        ASCOT GROUP INC.
              CONDENSED CONSOLIDATED BALANCE SHEET

                                      As Of            As Of
                                  Sept. 30, 1998   June 30, 1998
                                    (Unaudited)      (Audited)
                                 --------------------------------
ASSETS
Current Assets
Cash                                     $0              $0
Other Current Assets                      0               0
                                   _________         ________
Total Current Assets                      0               0
Other Assets                              0               0
                                   _________         ________
TOTAL ASSETS                             $0              $0

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts Payable                         $0              $0
Accrued Expenses                     12,450          12,450
                                   _________         ________

Total Current Liabilities            12,450          12,450
Other Liabilities                         0               0
                                   _________         ________
Total Liabilities                         0               0

Stockholders' Equity
 Common Stock, $.001 par value,
 Authorized 25,000.000 Shares;
 Issued and Outstanding
 3,450,000 Shares                     3,450           3,450

Additional Paid in Capital           30,550          30,550
Deficit Accumulated During the
Development Stage                   (46,450)        (46,450)
                                   _________        ________

Total Stockholders' Equity          (12,450)        (12,450)

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                    $0              $0

The accompanying notes are an integral part of these financial statements.

                       ASCOT GROUP, INC.
            CONDENSED CONSOLIDATED INCOME STATEMENT



                    For the 3 Mos Ended    For the 6 Mos Ended
                       September  30          September 30
                     1998         1997       1998         1997
                    ------------------------------------------

TOTAL REVENUES:     $     0       N/A              0        N/A

OPERATING EXPENSES:
 Accounting               0       N/A          4,800        N/A
 Legal                    0                   20,000
 Filing Fee               0                      100
 Other Start Up Costs     0                        0
 Other Income             0                        0
                    ________   _______       ________   ________

NET LOSS                 (0)      N/A        (24,450)      N/A

NET LOSS PER SHARE     (.00)                 (.0024552)

Weighted Average
  Number of Shares
  Outstanding        10,000,000                9,958,333



The accompanying notes are an integral part of these financial statements.

                       ASCOT GROUP, INC.
              STATEMENT OF CASH FLOWS (unaudited)

                            For the 6 mos       For the 6 mos
                                Ended               Ended
                                 to                   to
                            Sept. 30, 1998      Sept.30, 1997
                         ________________________________________

CASH FLOWS FROM OPERATING
ACTIVITIES:

Net Loss                        $ (12,450)             N/A

Adjustments to Reconcile Net Loss
to Net Cash Used in operating
Activities:
Changes in Assets and Liabilities
Increase in Accounts Payable and
Accrued Expenses                   12,450

                                  ________         ________

Total Adjustments                  12,450              N/A

Net Cash Used in
Operating Activities                    0

CASH FLOWS FROM FINANCING
ACTIVITIES:

Proceeds from Insurance
of Common Stock                         0

Net Cash Provided
by Financing Activities                 0
                                  ________         _______

Net Change in Cash                      0             N/A

Cash at Beginning of Period             0

Cash at End of Period              $    0

Supplemental Disclosure of
Cash Flow Information
Cash Paid During the Period for

Interest Expense                        0
Corporate Taxes                    $    0

/TABLE

Note 1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial Statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended June 30, 1999. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in the Company's Form 10-K for the year ended June 30, 1998.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

RESULTS OF OPERATIONS

The Company has no material assets and no recent operating history. The Company's is a developmental stage company and, its principal business purpose, is to locate and consummate a merger or acquisition with a private entity. If the Company successfully acquires or merges with an operating business opportunity, it is likely that the Company's present shareholders will experience substantial dilution and there will likely be a change in control of the Company.

The present promoters of the Company acquired the majority of the shares in April 1997 and are, the President of the Company, L.J. Boyne, and a major shareholder, Wing Capital Ltd. The Company is currently inactive and the directors are seeking potential operating businesses and opportunities with the intent to acquire or merge with those businesses. The Company is considering and investigating potential business opportunities.

The selection of a business opportunity in which to participate is complex and risky. The Company has only limited resources which may inhibit its efforts to find favorable opportunities. It is not guaranteed that the Company will be able to identify and acquire any business opportunity which will be beneficial to the Company and its shareholders.

The Company will select a potential business opportunity based on management's business judgment.

The Company lacks funds and it may be necessary for the officers and directors to either advance funds to the Company or to accrue expenses until such time as the Company begins to generate sufficient income to cover such expenses. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. The Company's directors will forego any compensation until such time as the Company begins to generate sufficient income to cover such expenses. If the Company engages outside advisors or consultants in search for business opportunities, the Company may attempt to raise additional funds. There is no assurance that the Company will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

The Company has not entered into any loan agreements or share placement agreements. The Company does not foresee any potential revenues from operations as the Company currently has no operations and does not foresee the commencement of any operations in the near future.

The Company, at this time, does not intend to use any employees, with the possible exception of part-time clerical assistance on an as-needed basis. Outside advisors or consultants will be used only if they can be obtained for minimal cost or on a deferred payment basis. Management is confident that it will be able to operate in this manner in its efforts to re-develop the Company's business opportunities during the next twelve months.

Management believes inflation has not and will not have a material effect on the operations of the Company until such time as the Company successfully completes an acquisition or merger. At that time, management will evaluate the possible effects of inflation on the Company as it relates to its business and operations following a successful acquisition or merger.

Management plans to independently investigate and research and, if justified, potentially acquire or merge with one or more businesses or business opportunities if the Company's management deems it advantageous. Management retains broad discretion in its efforts.

The Company voluntarily filed a registration statement on Form 10-KSB in order to make information concerning itself more readily available to the public. Management believes that a reporting company under the Securities Exchange Act of 1934, as amended (the "Exchange Act") could provide a prospective merger or acquisition candidate with additional information concerning the Company. Management believes that this might make the Company more attractive to an operating business opportunity as a potential business combination candidate. As a result of filing its registration statement, the Company is obligated to file with the Commission certain interim and periodic reports including an annual report containing audited financial statements. The Company intends to continue to voluntarily file these periodic reports under the Exchange Act even if its obligation to file such reports is suspended under applicable provisions of the Exchange Act.


MANAGEMENT

At the present, management expects to devote a minimal amount of time to the Company's activities and estimates that such time shall be approximately 5 hours per week.

The Company does not intend to issue any stock to management, promoters or their affiliates or associates, prior to a merger. In the event a merger is undertaken, then there is a possibility that additional stock may be issued as part of such merger agreement.

The management of the Company currently intends to promote another entity, Medic Media, Inc., and possible conflicts could arise. In the event such conflicts do arise, the management intends to advise the Board of Directors and to seek their consultation as to how such conflict may be resolved.

The Company has no current plans to issue securities prior to the identification of a merger candidate. The Company's promoters and management have not been involved with any previous blank check offerings. The Company's officers who are exploring potential merger candidates are shareholders and will not be taking any compensation from any potential merger candidate.


SELECTION OF OPPORTUNITIES

At the present, the Company does not intend to raise any capital through any public or private placement of its common stock.
In the event that the Company finds a successful merger candidate, there is nothing in the Company's charter that the merger candidate cannot issue additional shares to raise additional funding for acquisitions.


FORM OF ACQUISITION

In the event the Company consummates a merger transaction or acquisition, the Company believes that there will be a change in
control in the Company.   The Company believes that any merger
would include the new issuance of common stock in the Corporation to a potential merger candidate followed by a reverse split of the Company's issued common stock thereby effectively passing control of the Company to the merged candidate.

The Company will not borrow funds for the purpose of funding payments to the Company's promoters, management or their affiliates or associates. Any funds borrowed by the Company will be utilized to pay statutory, legal and accountant fees expended by the Company.

The Company does not foresee that any terms of sale of the shares presently held by officers and/or directors of the Company will also be afforded to all other shareholders of the Company on similar terms and conditions.

Management does not anticipate actively negotiating or otherwise consenting to the purchase of any portion of their common stock as a condition to or in connection with a proposed merger or acquisition. In such an instance, all shareholders are to be treated equally. The company's shareholders will be afforded an opportunity to approve or consent to any particular stock buy-out transaction or merger.

There is no present potential that the Company may acquire or merge with a business or company in which the Company's promoters, management or their affiliates or associates, directly or indirectly, have an ownership interest. Existing corporate policy does not permit such transactions, unless disclosed by the individual with such interest and consent to by the Board of Directors. This policy based upon an understanding between management and the Board of Directors. Management is unaware of any circumstances under which this policy, through its own initiative, may be changed.

YEAR 2000 DISCLOSURE

The Company is aware of the Year 2000 issue and states that it currently does not maintain any material active operations which it foresees will be impacted by the Year 2000 problem. Management therefore does not anticipate that the company will be affected by this issue, financially or otherwise. This disclosure complies with the directives of the Securities and Exchange Commission, specifically Staff Legal Bulletin No. 5 (CF/IM), regarding Year 2000 issues.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

There are currently no pending legal proceedings against the company.

Item 2.   Changes in Securities

The instruments defining the rights of the holders of any class of registered securities have not ben modified.

Item 3.   Defaults upon Senior Securities

There has been no default in the payment of principal, interest, sinking or purchase fund installment.

Item 4.   Submission of Matters to a Vote of Security Holders

No matter has been submitted to a vote of security holders during the period covered by this report.

Item 5.   Other information

There is no other information to report which is material to the company's financial condition not previously reported.

Item 6.   Exhibits and Reports on Form 8-K

There are no exhibits attached and no reports on Form 8-K were filed during the quarter for which this report is filed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Ascot Group, Inc.
(Registrant)

/s/ L.J. Boyne
President