Form 10QSB/A
period 1998-09-30
ASCOT GROUP INC
filed 1998-11-06
CIK 1028205

UNITED STATES
                  SECURITIES EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                           FORM 10-QSB/A

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

                      Yes __X____      No_______

As of September 30, 1998, the following shares of the Registrant's common stock were issued and outstanding:

Voting common stock        3,450,000


Traditional Small Business Disclosure (check one): Yes  X  No

INDEX

PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements . . . . . . . . . . . . . . . . .3
          CONDENSED CONSOLIDATED BALANCE SHEET . . . . . . . . .3
          CONDENSED CONSOLIDATED INCOME STATEMENT. . . . . . . .4
          STATEMENT OF CASH FLOWS. . . . . . . . . . . . . . . .5
               Note 1.   NATURE OF BUSINESS AND
                         SIGNIFICANT ACCOUNTING POLICIES.. . . .7
               Note 2.   USE OF OFFICE SPACE. . . . . . . . .. .8
               Note 3.   Liquidity. . . . . . . . . . . . . .. .8

Item 2.   Management's Discussion And Analysis or Plan of
          Operations. . . . . . . . . . . . . . . . . . . . . . 9

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . 13

Item 2.   Changes in Securities. . . . . . . . . . . . . . . . 13

Item 3.   Defaults upon Senior Securities. . . . . . . . . . . 13

Item 4.   Submission of Matters to a Vote of
          Security Holders . . . . . . . . . . . . . . . . . . 13

Item 5.   Other information. . . . . . . . . . . . . . . . . . 13

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . 13

PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements

                        ASCOT GROUP INC.
              CONDENSED CONSOLIDATED BALANCE SHEET

                                      As Of            As Of
                                  Sept. 30, 1998   June 30, 1998
                                    (Unaudited)      (Audited)
                                 --------------------------------
ASSETS
Current Assets
Cash                                     $0              $0
Other Current Assets                      0               0
                                   _________         ________
Total Current Assets                      0               0
Other Assets                              0               0
                                   _________         ________
TOTAL ASSETS                             $0              $0

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts Payable                         $0              $0
Accrued Expenses                      4,763          12,450
                                   _________         ________

Total Current Liabilities             4,763          12,450
Loan Payable                         11,200               0
                                   _________         ________
Total Liabilities                    15,963          12,450

Stockholders' Equity
 Common Stock, $.001 par value,
 Authorized 25,000.000 Shares;
 Issued and Outstanding
 3,450,000 Shares                     3,450           3,450

Additional Paid in Capital           30,550          30,550
Deficit Accumulated During the
Development Stage                   (49,963)        (46,450)
                                   _________        ________

Total Stockholders' Equity          (15,963)        (12,450)

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                    $0              $0

The accompanying notes and accountant's report are an integral part of these financial statements.

                       ASCOT GROUP, INC.
            CONDENSED CONSOLIDATED INCOME STATEMENT

                    For the 3 Mos Ended    For the 3 Mos Ended
                       September 30              June 30
                     1998         1997       1998         1997
                    ------------------------------------------

TOTAL REVENUES:     $     0       N/A              0        N/A

OPERATING EXPENSES:
 Accounting           1,200       N/A          2,400        N/A
 Legal                2,500                   10,000
 Filing Fee              13                       50
 Other Start Up Costs     0                        0
 Other Income             0                        0
                    ________   _______       ________   ________

NET LOSS             (3,713)      N/A        (12,450)      N/A

NET LOSS PER SHARE   (.001076)               (.003609)

Weighted Average
  Number of Shares
  Outstanding        3,450,000               3,450,000



The accompanying notes and accountant's report are an integral part of these financial statements.

                       ASCOT GROUP, INC.
              STATEMENT OF CASH FLOWS (unaudited)

                            For the 3 mos       For the 3 mos
                                Ended               Ended
                                 to                   to
                            Sept. 30, 1998      Sept. 30, 1997
                         ________________________________________

CASH FLOWS FROM OPERATING
ACTIVITIES:

Net Loss                        $ (3,713)             N/A

Adjustments to Reconcile Net Loss
to Net Cash Used in operating
Activities:
Changes in Assets and Liabilities
Increase in Accounts Payable and
Accrued Expenses                  (7,487)

                                 ________          ________

Total Adjustments                 (7,487)             N/A

Net Cash Used in
Operating Activities             (11,200)

CASH FLOWS FROM FINANCING
ACTIVITIES:

Increase in Loan Payable          11,200

Net Cash Provided
by Financing Activities           11,200
                                 ________         _______

Net Change in Cash                     0              N/A

Cash at Beginning of Period            0

Cash at End of Period             $    0

Supplemental Disclosure of
Cash Flow Information
Cash Paid During the Period for

Interest Expense                       0
Corporate Taxes                   $    0


The accompanying notes and accountant's report are an integral part of these financial statements.

                        ASCOT GROUP, INC.
                  NOTES TO FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1998

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

A.  Description of Company

Ascot Group, Inc. ("the Company") is a for-profit corporation, incorporated under the laws of the State of Delaware on August 16,
1996. Ascot Group Inc.'s principal objective is to develop a retail company in Europe using developed North American Concepts which have commonly been five years ahead of Europe. The Mission will be realized by using a range of master franchises and local franchises to develop high quality retail outlets using the best available management in the country concerned. Strategic partnerships with leading retailers are being investigated.

B. Basis of Presentation

Financial statements are prepared on the accrual basis of accounting. Accordingly, revenue is recognized when earned and expenses when incurred.

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

C. Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all short-term investments with maturity of three months or less to be cash equivalents.

D. Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts ind disclosures. Accordingly, actual results could differ from these estimates. Significant estimates in the financial statements include the assumption that the Company will continue as a going concern. See Note 3.

NOTE 2 - USE OF OFFICE SPACE

The Company uses 1,000 square feet of space for its executive o:ffices at Talbot House, High Street, Crowthorne, Berks, UK which it receives from one of its shareholders at no cost.

NOTE 3 - LIQUIDITY

The Company's viability as a going concern is dependent upon raising additional capital, and ultimately, having net income.

The Company established its office in Crowthome, UK in early 1997 when it began the initial development of its business plan. The Company's limited operating history, including its losses and no revenues, primarily reflect the operations of its early stage.

As a result, the Company had from time of inception to June 30, 1998 no revenue and a net loss from operations of $46,450. As of April 30, 1998, the Company had a net capital deficiency of $12,450.

The Company requires additional capital principally to meet its costs for the implementation of its business plan, for general and administrative expenses and to fund costs associated with the start up and trading of retail outlets. It is not anticipated that the Company will be able to meet its financial obligations through internal net revenue in the foreseeable future. Ascot Group, Inc.
does not have a working capital line of credit with any financial institution. Therefore, future sources of liquidity will be limited to the Company's ability to obtain additional debt or equity funding. The Company anticipates that its existing capital resources will enable it to maintain its current implemented operations for at least 12 months; however, full implementation of its business plan is dependent upon its ability to raise substantial funding. Management's plan is to move the Company toward profitability within five years, and to seek additional capital to fund further expansion of its operations.

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