Form 10QSB
period 1998-12-31
BIOENVISION INC
filed 1999-02-18
CIK 1028205

UNITED STATES
                  SECURITIES EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                           FORM 10-QSB

-----------------------------------------------------------------

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

          For the quarterly period ended December 31, 1998

-----------------------------------------------------------------

                        BIOENVISION, INC.
        (Exact name of registrant as specified in its charter)
                     f/k/a ASCOT GROUP INC.

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

As of December 31, 1998, the following shares of the Registrant's common stock were issued and outstanding:

Voting common stock        3,450,000


Traditional Small Business Disclosure (check one): Yes  X  No

INDEX

PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements . . . . . . . . . . . . . . . . .3
          CONDENSED CONSOLIDATED BALANCE SHEET . . . . . . . . .4
          CONDENSED CONSOLIDATED INCOME STATEMENT. . . . . . . .5
          STATEMENT OF CASH FLOWS. . . . . . . . . . . . . . . .6
          Note 1.   NATURE OF BUSINESS AND SIGNIFICANT
                    ACCOUNTING POLICIES. . . . . . . . . . . . .8
          Note 2.   USE OF OFFICE SPACE. . . . . . . . . . . . .9
          Note 3.   EARNINGS PER SHARE . . . . . . . . . . . . .9
          Note 4.   LIQUIDITY . . . . . . . . . . . . . . . . . 9
          Note 5.   SUBSEQUENT EVENTS . . . . . . . . . . . . .10

Item 2.   Management's Discussion And Analysis or Plan of
          Operations. . . . . . . . . . . . . . . . . . . . . .11

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . 16

Item 2.   Changes in Securities. . . . . . . . . . . . . . . . 16

Item 3.   Defaults upon Senior Securities. . . . . . . . . . . 16

Item 4.   Submission of Matters to a Vote of
          Security Holders . . . . . . . . . . . . . . . . . . 17

Item 5.   Other information. . . . . . . . . . . . . . . . . . 17

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . 17


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . 18

PART I - FINANCIAL INFORMATION


To the Board of Directors of Ascot Group, Inc.
Dover, DE

We have reviewed the accompanying balance sheet of Ascot Group Inc., (a development stage company) as of December 31, 1998, and the related statements of loss and retained earnings and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Ascot Group, Inc.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.


Peter J. Repetti
New York, New York
February 17, 1999

Item 1.   Financial Statements

                        ASCOT GROUP INC.
                  (A Development Stage Company)
              CONDENSED CONSOLIDATED BALANCE SHEET

                                      As Of            As Of
                                  Dec. 31, 1998   June 30, 1998
                                    (Unaudited)      (Audited)
                                 --------------------------------
ASSETS
Current Assets
Cash                                     $0              $0
Other Current Assets                      0               0
                                   _________         ________
Total Current Assets                      0               0
Other Assets                              0               0
                                   _________         ________
TOTAL ASSETS                             $0              $0

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts Payable                         $0              $0
Accrued Expenses                      3,725          12,450
                                   _________         ________

Total Current Liabilities             3,725          12,450
Loan Payable                         16,150               0
                                   _________         ________
Total Liabilities                    19,875          12,450

Stockholders' Equity
 Common Stock, $.001 par value,
 Authorized 25,000.000 Shares;
 Issued and Outstanding
 3,450,000 Shares                     3,450           3,450

Additional Paid in Capital           41,950          30,550
Deficit Accumulated During the
Development Stage                   (65,275)        (46,450)
                                   _________        ________

Total Stockholders' Equity          (19,875)        (12,450)

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                    $0              $0

The accompanying notes and accountant's report are an integral part of these financial statements.

                        ASCOT GROUP, INC.
                  (A Development Stage Company)
            CONDENSED CONSOLIDATED STATEMENT OF LOSS
                          (Unaudited)

                    For the 3 Mos Ended    For the 6 Mos Ended
                       December 31             December 31
                     1998         1997       1998         1997
                    ------------------------------------------

TOTAL REVENUES:     $     0       N/A              0        N/A

OPERATING EXPENSES:
 Accounting           1,200       N/A          2,400        N/A
 Legal                2,500                    5,000
 Rent                 1,200                    1,200
 Filing Fee              12                       25
                    ________   _______       ________   ________

NET LOSS             (4,912)      N/A         (8,625)      N/A

NET LOSS PER SHARE   (.00142)                 (.0025)

Weighted Average
  Number of Shares
  Outstanding        3,450,000               3,450,000



The accompanying notes and accountant's report are an integral part of these financial statements.

                       ASCOT GROUP, INC.
                  (A Development Stage Company)
              STATEMENT OF CASH FLOWS (unaudited)

                            For the 3 mos       For the 3 mos
                                Ended               Ended
                                 to                   to
                            Dec. 31, 1998        Dec. 31, 1997
                         ________________________________________

CASH FLOWS FROM OPERATING
ACTIVITIES:

Net Loss                        $ (4,912)             N/A

Adjustments to Reconcile Net Loss
to Net Cash Used in operating
Activities:
Changes in Assets and Liabilities
Decrease in Accounts Payable and
Accrued Expenses                  (1,238)

                                 ________          ________

Total Adjustments                 (1,238)             N/A

Net Cash Used in
Operating Activities             ( 6,150)

CASH FLOWS FROM FINANCING
ACTIVITIES:

Increase in Additional Paid
   in Capital                      1,200
Increase in Loan Payable           4,950

Net Cash Provided
by Financing Activities            6,150
                                 ________         _______

Net Change in Cash                     0              N/A

Cash at Beginning of Period            0

Cash at End of Period             $    0

Supplemental Disclosure of
Cash Flow Information
Cash Paid During the Period for

Interest Expense                       0
Corporate Taxes                   $    0


The accompanying notes and accountant's report are an integral part of these financial statements.

                        ASCOT GROUP, INC.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
                        December 31, 1998

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

A.  Description of Company

Ascot Group, Inc. ("the Company") is a for-profit corporation, incorporated under the laws of the State of Delaware on August 16, 1996. Ascot Group Inc.'s principal objective was to develop a retail company in Europe using developed North American concepts which have commonly been five years ahead of Europe.


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


D. Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from these estimates. Significant estimates in the financial statements include the assumption that the Company will continue as a going concern. See Note 4.

NOTE 2 - USE OF OFFICE SPACE

The Company uses 1,000 square feet of space for its executive offices at Talbot House, High Street, Crowthorne, Berks, UK which it receives from one of its shareholders at no cost. The Company uses 1,000 square feet of office space for executive offices in Belleview, WA which it also receives from one of its shareholders at no cost. The fair market value of each of these offices is $200 per month, which is reflected as an expense with a corresponding credit to contributed capital.


NOTE 3 - EARNINGS PER SHARE

         Net Loss per share          $( 0.00)


NOTE 4 - LIQUIDITY

The Company's viability as a going concern is dependent upon raising additional capital, and ultimately, having net income.

The Company established its office in Crowthome, UK in early 1997 when it began the initial development of its business plan. The Company's limited operating history, including its losses and no revenues, primarily reflect the operations of its early stage.

As a result, the Company had from time of inception to December
31, 1998 no revenue and a net loss from operations of $65,275.
As of December 31, 1998, the Company had a net capital deficiency of 19,875.

The Company requires additional capital principally to meet its costs for the implementation of its business plan, for general and administrative expenses and to fund costs associated with the start up and trading of retail outlets. It is not anticipated that the Company will be able to meet its financial obligations through internal net revenue in the foreseeable future. Ascot Group, Inc. does not have a working capital line of credit with any financial institution. Therefore, future sources of liquidity will be limited to the Company's ability to obtain additional debt or equity funding. The Company anticipates that its existing capital resources will enable it to maintain its current implemented operations for at least 12 months; however, full implementation of its business plan is dependent upon its ability to raise substantial funding. Management's plan is to move the Company toward profitability within five years.

NOTE 5 - SUBSEQUENT EVENTS

On December 21, 1998, the Company entered into an agreement whereby it agreed to purchase 100 percent of the issued and outstanding stock of Bioenvision, Inc., a company incorporated under the laws of the State of Delaware. Bioenvision Inc., is a developmental stage bio-pharmaceutical company. Management represents that it had minimal assets and liabilities as of June 30, 1998. Audited financials of Bioenvision are to be provided under a Form 8-K/A filed by the Company. As of the date of this filing, management represents that the audited financials of Bioenvision were not yet completed. The agreement calls for a one for 15 reverse split of Ascot Group's currently outstanding shares. Ascot Group will then issue 7,013,897 post-reverse split shares with a par value of $7,014 to the shareholders of Bioenvision Inc., in exchange for 100 percent of the issued and outstanding stock of Bioenvision Inc. After the agreement closes, Ascot will have 7,243,897 shares of stock outstanding. The agreement closed on January 4, 1999 and the company changed its name to Bioenvision on that date.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

RESULTS OF OPERATIONS

The Company has no material assets and no recent operating history. The Company's is a developmental stage company and, its principal business purpose, was to locate and consummate a merger or acquisition with a private entity.

The Company on December 21, 1998 entered into an Acquisition Agreement with Bioenvision Inc., a Delaware corporation, for the purpose of acquiring ownership of the Company. The Company acquired 7,013,897 shares of common stock, $0.01 par value, of Bioenvision, Inc. The Company filed a Form 8-K to report the execution of the Acquisition Agreement. The Company thereafter on January 12, 1999 filed a Form 8-K/A to report the closing of the Acquisition of Bioenvision and to also report that the Company had decided to change its name form Ascot Group Inc., to Bioenvision. The contents of both the Form 8-K and Form 8-K/A are incorporated by reference herein.

The acquisition of Bioenvision was consummated by the execution of an Acquisition Agreement dated December 21, 1998. The shares acquired by the Company represented one hundred (100%) percent of all of Bioenvision's then currently issued and outstanding common stock. The aggregate purchase price paid by the Company for the Bioenvision common shares was 7,013,897 post-reverse split shares of voting common stock of Ascot Group Inc., $0.001 par value. These shares were issued to the sellers of the Bioenvision shares subsequent to a 15 to 1 reverse split of the voting common stock by the Company of its voting common stock. There was no material relationship between the Company and Bioenvision prior to the acquisition by the company of the Bioenvision shares. Subsequent to the acquisition of the Bioenvision shares, the Company changed its name to Bioenvision, Inc.

The selection of a business opportunity in which to participate is complex and risky. It is not guaranteed that the Company's acquisition of Bioenvision will be beneficial to the Company and its shareholders. The Company selected this business opportunity based on management's business judgment.

The Company lacks funds and it may be necessary for the officers and directors to either advance funds to the Company or to accrue expenses until such time as the Company begins to generate sufficient income to cover such expenses. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. The Company's directors will forego any compensation until such time as the Company begins to generate sufficient income to cover such expenses. If the Company engages outside advisors or consultants in search for business opportunities, the Company may attempt to raise additional funds. There is no assurance that the Company will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to the Company. The Company has not entered into any loan agreements or share placement agreements.

The Company's expenses to date have been administrative expenses related to the selection and consummation of a business acquisition along with legal and accounting costs. The Company has funded such expenses based upon funds advanced from its officers and directors.

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

The Company has chosen to become a voluntary reporting company in order to make information concerning itself more readily available to the public. The Company is obligated to file with the Commission certain interim and periodic reports including an annual report containing audited financial statements. The Company intends to continue to voluntarily file these periodic reports under the Exchange Act even if its obligation to file such reports is suspended under applicable provisions of the Exchange Act.


MANAGEMENT

The Company intends to enter the biotechnology industry.  The
Bioenvision management, headed by Christopher Wood, will utilize their experience and expertise in that area to assist the Company with such entry.

The directors of the Company, subsequent to the acquisition of Bioenvision, are Linden Boyne, Alan Bowen, Christopher Wood.

Linden J H Boyne has been President and director of the Company since 1997. Prior to working with the Company, he spent 10 years with Unigate starting as a Management Trainee and becoming Group Buyer and Retail General Manager for that company's retail group in Scotland. He joined NSS Newsagents in 1973 as a Regional Director and was subsequently appointed to the Board and became Retail Managing Director two years before the Group was taken over by Gallahers Tobacco. L.J. Boyne has been a secretary in Alexander Wolfe, Inc., and Medic Media, Inc. during the past five years.

Alan G.R. Bowen, the Company's secretary, treasurer and director since 1997, is a graduate in Mathematics from Birmingham University and worked as a graduate trainee for Unilever before moving into retailing with British Shoe Corporation, part of the Sears Group. In 1971, he joined NSS Newsagents and progressed to become Retail Director and then Group Managing Director. He left NSS Newsagents after it was taken over by Gallahers Tobacco and formed an independent Mayfair Cards, a greetings card company, which subsequently led him to found Ascot Group. Alan G.R. Bowen is also a director of Mayfair Cards (Waterlooville) Limited, a United Kingdom Corporation.

Bioenvision is a development stage international bio-pharmaceutical company with a primary focus on the diagnosis and treatment of cancer. Bioenvision's aim is to manage the convergence of groundbreaking science to create strong, commercially successful cancer treatments. The Company's Chief Executive Officer is Christopher Barry Wood, Chief Operating Officer is Stuart Smith and the Chief Medical Officer is George Margetts. Combined, they have in excess of 50 years experience within the pharmaceutical industry working for companies such as Medeva Plc, Schering and Sterling Winthrop. Bioenvision currently has 5 platform technologies focused on career treatments. The products which Bioenvision seeks to develop will be used to treat a wide range of malignant diseases, from leukemia to breast and prostate cancer. In the next 24 months, Bioenvision plans to launch three important products to fight cancer. The Company's lead product, a drug for the treatment of breast cancer currently has a product license in Europe. Prior to the acquisition of the Bioenvision shares, the Company, Ascot Group, was a developing company seeking to find a merger or business acquisition.

Bioenvision is a development-stage, bio-pharmaceutical company primarily engaged in the research and development of products and technologies for the treatment of cancer. Bioenvision holds marketing rights to a portfolio of four platform technologies that have been developed over the past fifteen years, from which twelve products have been derived and additional products may be developed in the future. Bioenvision's primary objective is to continue developing its existing platform technologies and to commercialize products derived from such technologies.

Bioenvision expects to begin marketing a product for the treatment of post-menopausal breast cancer on a commercial scale in the United States and Europe within the first six months of 1999. The potential U.S. market for that product is estimated from the leading competitor companies sales to be approximately $1.0 billion annually. In addition, three of the other products and technologies to which Bioenvision has or will have rights are presently being tested in clinical trials, and an additional eight are in the pre-clinical stage of development. Bioenvision has adopted an aggressive product development program and, assuming the successful completion of clinical trials, anticipates that by the end of 2002, five of such products and technologies will have received regulatory approval for certain disease indications in the United States or Europe, and six will be emerging through the clinical trial process. Bioenvision is also currently in discussions with several major pharmaceutical and biotechnology companies to license or co-market certain of the products in key territories.

Bioenvision's primary objective is to continue developing its existing platform technologies and to commercialize products derived from such technologies. Once a product or technology has been launched into the market for a particular disease indication, Bioenvision plans to work with numerous collaborators, both pharmaceutical and clinical, in the oncology community to extend the labeling of the drug to other indications. In order to market its products effectively, Bioenvision intends to develop marketing alliances with corporate partners and may co-promote and/or co-market in certain territories.

The Company's viability as a going concern is dependent upon raising additional capital, and ultimately, having net income. The Company requires additional capital principally to meet its costs for the implementation of its business plan, for general and administrative expenses and to fund research and development into oncology focused products.

The Company does not have a working capital line of credit with any financial institution. Therefore, future sources of liquidity will be limited to the Company's ability to obtain additional debt or equity funding. The Company anticipates that its existing capital resources will enable it to maintain its current implemented operations for at least 12 months; however, full implementation of its business plan is dependent upon its ability to raise substantial funding.

There is no guarantee that the Company will be able to continue its operations or that its acquisition of Bioenvision will ensure that the Company will be a profitable one. The Company is a development stage company and any investment in the Company is considered risky.


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

Item 2.   Changes in Securities

The Company on December 21, 1998 entered into an Acquisition Agreement with Bioenvision Inc., a Delaware corporation, for the purpose of acquiring ownership of the Company. The Company acquired 7,013,897 shares of common stock, $0.01 par value, of Bioenvision, Inc. The Company filed a Form 8-K to report the execution of the Acquisition Agreement. The Company thereafter on January 12, 1999 filed a Form 8-K/A to report the closing of the Acquisition of Bioenvision and to also report that the Company had decided to change its name form Ascot Group Inc., to Bioenvision. The contents of both the Form 8-K and Form 8-K/A are incorporated by reference herein.

The acquisition of Bioenvision was consummated by the execution of an Acquisition Agreement dated December 21, 1998. The shares acquired by the Company represented one hundred (100%) percent of all of Bioenvision's then currently issued and outstanding common stock. The aggregate purchase price paid by the Company for the Bioenvision common shares was 7,013,897 post-reverse split shares of voting common stock of Ascot Group Inc., $0.001 par value. These shares were issued to the sellers of the Bioenvision shares subsequent to a 15 to 1 reverse split of the voting common stock by the Company of its voting common stock.

On December 31, 1998 the Company had outstanding 3,450,000 shares of common stock, $0.01 par value. The Company thereafter conducted a 15 to 1 stock split of its common stock. The stock split was approved by the Board of Directors of the Company on December 29, 1998 which deemed that it would be in the best interests of the shareholders. After the stock split, the Company on January 5, 1999 issued 7,013,897 shares of common stock to the shareholders of Bioenvision as consideration for the acquisition of Bioenvision. Subsequent to the closing of the acquisition of Bioenvision, the Company had outstanding 7,243,897 shares of common stock, $0.01 par value.


Item 3.   Defaults upon Senior Securities

There has been no default in the payment of principal, interest, sinking or purchase fund installment.

Item 4.   Submission of Matters to a Vote of Security Holders

No matter has been submitted to a vote of security holders during the period covered by this report.

Item 5.   Other information

There is no other information to report which is material to the company's financial condition not previously reported.

Item 6.   Exhibits and Reports on Form 8-K

       Exhibit 10 - Acquisition Agreement with Bioenvision, Inc.
       Form 8-K - Reporting execution of Acquisition Agreement
       Form 8-K/A - Reporting closing of Acquisition Agreement
                    and Company name change

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


______________________
Bioenvision, Inc.
f/k/a Ascot Group, Inc.
(Registrant)

/s/ L.J. Boyne
President