Form 10QSB
period 1999-03-31
BIOENVISION INC
filed 1999-05-24
CIK 1028205

UNITED STATES
                  SECURITIES EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                           FORM 10-QSB

-----------------------------------------------------------------

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

          For the quarterly period ended March 31, 1999

-----------------------------------------------------------------

                        BIOENVISION, INC.
        (Exact name of registrant as specified in its charter)


     Delaware                               113375915
 ---------------                        -------------------
State of Incorporation                  IRS Employer ID No.


590 Madison Avenue
New York, New York                             10022
-------------------------------            --------------
Address of principal Executive Offices        Zip Code

Registrant's Telephone Number     (212) 521-4496

Check here whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes __X____      No_______

As of March 31, 1999, the following shares of the Registrant's common stock were issued and outstanding:

Voting common stock        7,243,897


Traditional Small Business Disclosure (check one): Yes  X  No

INDEX

PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements . . . . . . . . . . . . . . . . .4
          CONDENSED CONSOLIDATED BALANCE SHEET . . . . . . . . .5
          CONDENSED CONSOLIDATED INCOME STATEMENT. . . . . . . .6
          STATEMENT OF CASH FLOWS. . . . . . . . . . . . . . . .7
          Note 1.   NATURE OF BUSINESS AND SIGNIFICANT
                    ACCOUNTING POLICIES. . . . . . . . . . . . .9
          Note 2.   USE OF OFFICE SPACE. . . . . . . . . . . . 10
          Note 3.   EARNINGS PER SHARE . . . . . . . . . . . . 10
          Note 4.   LIQUIDITY . . . . . . . . . . . . . . . . .10
          Note 5.   GOODWILL. . . . . . . . . . . . . . . . . .11

Item 2.   Management's Discussion And Analysis or Plan of
          Operations. . . . . . . . . . . . . . . . . . . . . .12

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . 18

Item 2.   Changes in Securities. . . . . . . . . . . . . . . . 18

Item 3.   Defaults upon Senior Securities. . . . . . . . . . . 18

Item 4.   Submission of Matters to a Vote of
          Security Holders . . . . . . . . . . . . . . . . . . 18

Item 5.   Other information. . . . . . . . . . . . . . . . . . 18

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . 18


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . 19

PART I - FINANCIAL INFORMATION


To the Board of Directors of Bioenvision, Inc.
Dover, DE

We have reviewed the accompanying balance sheet of Ascot Group Inc., (a development stage company) as of March 31, 1999, and the related statements of loss and retained earnings and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Ascot Group, Inc.

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


New York, New York
May 24, 1999

Item 1.   Financial Statements

                        BIOENVISION INC.
                  (A Development Stage Company)
              CONDENSED CONSOLIDATED BALANCE SHEET

                                      As Of            As Of
                                  Mar. 31, 1999   June 30, 1998
                                    (Unaudited)      (Audited)
                                 --------------------------------
ASSETS
Current Assets
Cash                                     $0              $0
Other Current Assets                      0               0
                                   _________         ________
Total Current Assets                      0               0
Other Assets (Goodwill - Note 5)      7,014               0
                                   _________         ________
TOTAL ASSETS                         $7,014              $0

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts Payable                         $0              $0
Accrued Expenses                    115,988          12,450
                                   _________         ________

Total Current Liabilities           115,988          12,450
Loan Payable                         18,650               0
                                   _________         ________
Total Liabilities                   134,638          12,450

Stockholders' Equity
 Common Stock, $.001 par value,
 Authorized 25,000.000 Shares;
 Issued and Outstanding
 7,243,897 Shares                     7,244           3,450

Additional Paid in Capital           45,170          30,550
Deficit Accumulated During the
Development Stage                  (180,038)        (46,450)
                                   _________        ________

Total Stockholders' Equity         (127,624)        (12,450)

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                $7,014              $0

The accompanying notes and accountant's report are an integral part of these financial statements.

                        BIOENVISION, INC.
                  (A Development Stage Company)
            CONDENSED CONSOLIDATED STATEMENT OF LOSS
                          (Unaudited)

                    For the 3 Mos Ended     For the 6 Mos Ended
                          March 31               March 31
                     1999         1998       1999         1998
                    --------------------------------------------

TOTAL REVENUES:     $     0       N/A              0        N/A

OPERATING EXPENSES:
 Accounting           1,500       N/A          2,700        N/A
 Legal                3,000                    5,000
 Rent                15,000                   17,200
 Consultants         95,250                        0
 Filing Fee              13                       25
                    ________   _______       ________   ________

NET LOSS             (114,763)    N/A         (119,675)    N/A

NET LOSS PER SHARE   (.01)                    (.01)

Weighted Average
  Number of Shares
  Outstanding        7,243,897               7,243,897



The accompanying notes and accountant's report are an integral part of these financial statements.

                       BIOENVISION, INC.
                  (A Development Stage Company)
              STATEMENT OF CASH FLOWS (unaudited)

                            For the 3 mos       For the 3 mos
                                Ended               Ended
                                 to                   to
                            Mar. 31, 1999        Mar. 31, 1998
                         ________________________________________

CASH FLOWS FROM OPERATING
ACTIVITIES:

Net Loss                        $ (114,763)           N/A

Adjustments to Reconcile Net Loss
to Net Cash Used in operating
Activities:
Changes in Assets and Liabilities
Decrease in Accounts Payable and
Accrued Expenses                   112,263

                                 ___________        ___________

Total Adjustments                 (112,263)          N/A

Net Cash Used in
Operating Activities              (  2,500)

CASH FLOWS FROM FINANCING
ACTIVITIES:

Proceeds from Issuance of Stock      7,014
Increase in Loan Payable             2,500

Net Cash Provided
by Financing Activities              9,514
                                 ___________        ___________

Net Change in Cash                     0              N/A

Cash at Beginning of Period            0

Cash at End of Period             $    0

Supplemental Disclosure of
Cash Flow Information
Cash Paid During the Period for

Interest Expense                       0
Corporate Taxes                   $    0


The accompanying notes and accountant's report are an integral part of these financial statements.

                        BIOENVISION, INC.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
                        March 31, 1999

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

A.  Description of Company

BIOENVISION, INC.,("the Company") is a for-profit corporation, incorporated under the laws of the State of Delaware on August 16, 1996. The Company is a developmental stage, biopharmaceutical company primarily engaged in the research and development of products and technologies for the treatment of cancer. The Company plans to acquire development and marketing rights to a portfolio of platform technologies that have been developed in the past, from which products will be derived and additional products may be developed in the future. The company's primary objective is to continue developing its existing technologies and to commercialize products derived from such technologies.

On December 21, 1998, the Company entered into an agreement whereby it agreed to purchase 100 percent of the issued and outstanding stock of Bioenvision Inc., a company incorporated under the laws of the State of Delaware. Bioenvision Inc., was also a development stage company incorporated utilizing the name Micar Systems, Inc., under laws of the State of Delaware. Bioenvision Inc., was also a developmental stage company incorporated utilizing the name Micar Systems, Inc., under the laws of the State of Delaware on November 6, 1996. On November 22, 1996, its name was changed to Micar Enterprises, Inc. On January 16, 1997 it changed its name to Redleaf Holdings Inc., and on July 3, 1998 it changed its name to Bioenvision, Inc. On July 3, 1998, Bioenvision Inc., acquired Biotechnology and Healthcare Ventures Limited (a company registered in Ireland). On September 8, 1998, Bionevision Inc., acquired Eurobiotech Group Inc., (a Delaware Corporation).

The December 21, 1998 acquisition agreement between the Company and Bioenvision Inc., called for a 1 for 15 reverse split of the Company's then outstanding shares. Ascot Group then issued 7,013,897 post-reverse split shares with a par value of $7,014 to the shareholders of Bioenvision Inc., in exchange for 100 percent of the issued and outstanding stock of Bioenvision Inc. After the agreement, closed on January 4, 1999, the Company changed its name to Bioenvision Inc., and the Company then had 7,243,897 shares of stock outstanding. See Note 5.

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


NOTE 2 - USE OF OFFICE SPACE

The Company subleases 1,000 square feet of space for its executive offices at Talbot House, High Street, Crowthorne, Berks, UK which it receives from one of its shareholders at $2,500 per month beginning January 1, 1999. The Company uses 1,000 square feet of office space for executive offices at 590 Madison Avenue, New York, New York for $2,500 per month beginning January 1, 1999. Both offices are sublet from Warren Capital Ltd. The lease agreements run for the year ended December 31, 1999.


NOTE 3 - EARNINGS PER SHARE

         Net Loss per share          $( 0.02)


NOTE 4 - LIQUIDITY

The Company's viability as a going concern is dependent upon raising additional capital, and ultimately, having net income. The Company's limited operating history, including its losses and no revenues, primarily reflect the operations of its early stage.

As a result, the Company had from time of inception to March 31, 1999 no revenue and a net loss from operations of $180,038.
As of March 31, 1999, the Company had a net capital deficiency of $127,624.

The Company has incurred losses from operations and is not generating cash from operations. Operations to date have been funded principally by equity capital, a loan to the corporation, and credit extended by vendors. The Company plans to continue to fund its development expenses through additional capital raising activities, including one or more offerings of equity and/or debt through private placements and/or public offerings. The company's ability to continue to develop its infrastructure depends on its ability to raise other additional capital. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company is still building its operational infrastructure.
Additional capital raised by the Company, if any, will be used for this purpose and to fund its planned operations.

NOTE 5 - GOODWILL

In connection with the purchase of 100 percent of the issued and outstanding stock of Bioenvision, Inc., the company exchanged 7,013,897 shares of its stock for 7,013,897 shares of Bioenvision Inc.'s stock. This asset is valued at the par value of the stock issued. The acquired company had no assets or liabilities at the date of acquisition.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

RESULTS OF OPERATIONS

The Company on December 21, 1998 entered into an Acquisition Agreement with Bioenvision Inc., a Delaware corporation, for the purpose of acquiring ownership of the Company. The Company acquired 7,013,897 shares of common stock, $0.01 par value, of Bioenvision, Inc. The Company filed a Form 8-K to report the execution of the Acquisition Agreement. The Company thereafter on January 12, 1999 filed a Form 8-K/A to report the closing of the Acquisition of Bioenvision and to also report that the Company had decided to change its name form Ascot Group Inc., to Bioenvision. An additional Form 8-K/A was filed on March 11, 1999 which incorporated the financial statements of Bioenvision prior to the merger. The contents of both the Form 8-K and Form 8-K/A are incorporated by reference herein.

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

The Company's expenses to date have been administrative expenses and research and development costs along with legal and accounting costs related to the acquisition. The Company has funded such expenses based upon funds advanced from its officers and directors.

The Company's current employees work on a part-time basis.
Outside advisors or consultants will be used only if they can be obtained for minimal cost or on a deferred payment basis.
Management is confident that it will be able to operate in this manner in its efforts to develop the Company's business opportunities during the next twelve months.

The Company is a reporting company and is obligated to file with the Commission certain interim and periodic reports including an annual report containing audited financial statements. The Company intends to comply and fulfil its obligations under the Exchange Act even if its obligation to file such reports is suspended under applicable provisions of the Exchange Act.


MANAGEMENT

The Company is a development stage company which operates in the biotechnology industry. The Bioenvision management, headed by Christopher Wood, will utilize their experience and expertise in that area to assist the Company with its operations and development.

The directors of the Company, subsequent to the acquisition of Bioenvision, are Christopher Wood, George Margetts, Stewart Smith and Thomas Nelson. The Company's Chief Executive Officer is Christopher Barry Wood, Chief Operating Officer is Stuart Smith and the Chief Medical Officer is George Margetts. Combined, they have in excess of 50 years experience within the pharmaceutical industry working for companies such as Medeva Plc, Schering and Sterling Winthrop.

Christopher B Wood, MD is the Company's President and Chief Executive Officer. Dr. Wood was a specialist surgeon at the Royal Postgraduate Medical School, London, England and has more than 15 years experience in the European Biotechnology sector. He has taken two biotechnology companies from start up through commercialisation, one of which, Medeva PLC, is traded on the London Stock Exchange. Dr Wood holds MD from University of Wales School of Medicine and the Fellowship of the Royal College of Surgeons in Edinburgh.

George Margetts is the Company Chief Medical Officer.
Dr Margetts served as Chief Executive Officer, Managing Director of Sterling Winthrop Group between 1984 and 1989 and as its Medical Director between 1971 and 1989. Since that date he has been Managing Director of Stegram Pharmaceutical Ltd. Dr Margetts holds B.Pharm and M.Sc degrees from the University of London and M.R.C.S, L.R.C.P, M.D and B.S degrees from University College Hospital Medical School, London.

Thomas Nelson is the Company's Chief Financial Officer.
Mr Nelson served as the Director of Finance of the Management Board of the Royal and Sun Alliance Insurance Group from 1996 - 1998. Prior thereto, Mr Nelson served as Group Finance Driector of the Main Board of Sun Alliance Insurance Group from 1991 - 1996, and has served as Chairman of the UK Insurance Industry Committee on European Regulatory, fiscal and accounting issues. He has also worked with Deloittes in Paris and as a Consultant with PA Consultants Management. Mr Nelson holds a BA degree from Cambridge University.

Stuart Smith Ph.D is the Company's Chief Operating Officer.
Dr Smith has considerable experience in the biotechnology and pharmaceutical fields holding senior positions at Schering and British Biotech. Prior thereto, Dr.Smith worked in the verterinary and public health fields, focusing on animal health research and parasitology. Dr Smith holds a B.S degree with honours in Biology and a Ph.D degree in Philosophy from the University of Aberdeen.

Bioenvision is a development stage international bio-pharmaceutical company with a primary focus on the diagnosis and treatment of cancer. Bioenvision's aim is to manage the convergence of groundbreaking science to create strong, commercially successful cancer treatments. Bioenvision currently has 4 platform technologies focused on cancer treatments. The products which Bioenvision seeks to develop will be used to treat a wide range of malignant diseases, from leukemia to breast and prostate cancer. In the next 24 months, Bioenvision plans to launch three important products to fight cancer. The Company's lead product, a drug for the treatment of breast cancer currently has a product license in Europe.

Bioenvision holds marketing rights to a portfolio of four platform technologies that have been developed over the past fifteen years, from which twelve products have been derived and additional products may be developed in the future. Bioenvision's primary objective is to continue developing its existing platform technologies and to commercialize products derived from such technologies.

Bioenvision expects to begin marketing a product for the treatment of post-menopausal breast cancer on a commercial scale in the United States and Europe in the fourth quarter of 1999. The potential U.S. market for that product is estimated from the leading competitor companies sales to be approximately $1.0 billion annually. In addition, three of the other products and technologies to which Bioenvision has or will have rights are presently being tested in clinical trials, and an additional eight are in the pre-clinical stage of development. Bioenvision has adopted an aggressive product development program and, assuming the successful completion of FDA and EMEA clinical trials, anticipates that by the end of 2002, five of such products and technologies will have received regulatory approval for certain disease indications in the United States or Europe, and six will be emerging through the clinical trial process. Bioenvision is also currently in discussions with several major pharmaceutical and biotechnology companies to license or co-market certain of the products in key territories.

Bioenvision's primary objective is to continue developing its existing platform technologies and to commercialize products derived from such technologies. Once a product or technology has been launched into the market for a particular disease indication, Bioenvision plans to work with numerous collaborators, both pharmaceutical and clinical, in the oncology community to extend the labeling of the drug to other indications. In order to market its products effectively, Bioenvision intends to establish a dedicated oncology sales force for the North American market while establishing a joint venture sales force in Europe.

The Company's lead product, Modrefen, has undergone extensive experimental testing to confirm its mode of action on the newly discovered second estrogen receptor, Erb. The tests have shown that Modrefen modulates Erb specifically with little or no action on Erb Management believe this action makes it the first commercially available selective estrogen receptor modulator
(SERM) to specifically target the second receptor, which distinguishes it from other SERMs.

Clinical trials have begun with Modrefen for the treatment of Cushings disease in dogs. This adrenal disorder is a relatively common illness in certain types of dogs, and Modrefen has been shown to be effective. The large scale clinical trials are a prelude to plans to launch the product in veterinary practices in the USA.

The Company is actively developing the purine nucleoside, clofarabine, which it acquired under license from Southern
Research Institute, Birmingham, Alabama. A Phase I clinical trial is close to completion at the M D Anderson Cancer Center, Houston.

The Company's Gene Therapy program has seen significant developments over the past few months. The clinical trial of the albumin gene product in patients with hypoalbuminemia due to cirrhosis of the liver have shown no toxic reactions to the product. The Company believes that the platform technology from which the albumin gene product has been developed is of major importance in many areas of gene therapy.

In February 1999, the Company signed an agreement with the Royal Free and University College Medical School to develop technology that could be important in gene therapy for many human diseases. The medical school is one of the leading medical and scientific institutions in Great Britain. The work that the Company has acquired under license relates to DNA Vectors and the use of muscle element promotors to enhance the production of protein from gene sequences. Early clinical trials, as well as laboratory experiments, have shown that combining the muscle elements with a known gene will induce skeletal muscle to produce the gene product. This has been used to increase protein levels in the blood in patients with low levels because of failure of the liver to manufacture adequate amounts of the protein. This technology has considerable potential in a wide range of human diseases.

The Company has agreed to continue the pre-clinical development of the technology and to expand the possible applications of the invention. In addition, the Company will conduct clinical trials in key therapeutic areas with the intention to commercially develop products for clinical use in humans and veterinary applications.

The license agreement allows the Company to specifically develop products for the treatment of disorders associated with liver dysfunction, diseases characterised by decreased production of liver proteins, cancer and endocrine disorders that may effect liver function.

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


YEAR 2000 DISCLOSURE

The Company is aware of the Year 2000 issue and has insured that all of the Company's computer equipment is fully Year 2000
compatible.    However as the Company's products are mostly being
developed in various research institutions, no guarantee can be made that those institutions equipment is Year 2000 compatible. This disclosure complies with the directives of the Securities and Exchange Commission, specifically Staff Legal Bulletin No. 5 (CF/IM), regarding Year 2000 issues.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

There are currently no pending legal proceedings against the company.


Item 2.   Changes in Securities

On March 31, 1999 the Company had outstanding 7,243,897 shares of common stock, $0.01 par value. The Company filed a Form 15c-211 with the NASD and its shares are currently listed as an OTC issue, symbol "BIOV".


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

Item 6.   Exhibits and Reports on Form 8-K

The Company hereby incorporates by reference the Form 8-K/A filed with the SEC on January 12, 1999 and the Form 8-K/A filed on March 11, 1999.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


______________________
Bioenvision, Inc.
(Registrant)

/s/ Christopher Wood
President

Date: May 21, 1999