Form 10KSB
period 1999-06-30
BIOENVISION INC
filed 1999-10-13
CIK 1028205

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)
|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

For the fiscal year ended June 30, 1999

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______________to_______________

                         Commission File Number 0-24875

                                BIOENVISION INC.
                 (Name of small business issuer in its charter)

          DELAWARE                                              11-3375915
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification Number)

                       ONE ROCKEFELLER PLAZA - SUITE 1600
                            NEW YORK, NEW YORK 10020
                    (Address of principal executive offices)

Issuer's telephone number: (212) 445-6581

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:
      Common Stock, $0.001 par value per share

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X|   No |_|.

      Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. [_]

      The issuer's revenues for its most recent fiscal year were $-0-.

      The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of October 12, 1999, was $32,870,351.

                         ISSUERS INVOLVED IN BANKRUPTCY
                      PROCEEDING DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes |_| No |_|.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

The number of shares outstanding of the issuer's common stock, $0.001 par value, as of October 12, 1999 was 7,249,147.

                   Documents Incorporated by Reference: None.

                                TABLE OF CONTENTS

PART I.......................................................................2

ITEM 1.  DESCRIPTION OF BUSINESS.............................................2
      General................................................................2
      Technologies...........................................................2
      Products...............................................................4
      Contractual Arrangements with Partners and Licensors...................5
      Manufacturing..........................................................6
      Sales and Marketing....................................................6
      Competition............................................................7
      Raw Materials..........................................................7
      Patents and Proprietary Rights.........................................7
      Government Regulation..................................................8
      Product Liability Insurance ...........................................8
      Employees.............................................................11
      Corporate History.....................................................11

ITEM 2.  DESCRIPTION OF PROPERTY............................................11
      Facilities............................................................11
      Investment Policies...................................................12
ITEM 3.  LEGAL PROCEEDINGS..................................................12

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................12

PART II.....................................................................12

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS ............................................................12
      Market Information....................................................12
      Recent Sales of Unregistered Securities...............................13
      Dividend Policy.......................................................14

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.........14
      Overview..............................................................14
      Plan of Operations....................................................14
      Liquidity and Capital Resources.......................................15
      Year 2000 Issue.......................................................15
ITEM 7.  FINANCIAL STATEMENTS...............................................17

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
      FINANCIAL DISCLOSURE..................................................17

PART III....................................................................19

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
      COMPLIANCE WITH SECTION 16(a).........................................19
      Directors and Executive Officers......................................19
      Compensation of Directors.............................................20
      Compliance with Section 16(a) of the Exchange Act.....................20

ITEM 10. EXECUTIVE COMPENSATION.............................................20
      Summary Compensation..................................................20
      Stock Options.........................................................21
      Employment Agreements.................................................21

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....22

      PRINCIPAL STOCKHOLDERS................................................22

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................23

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K.............................25
      Exhibits..............................................................25
      Reports on Form 8-K...................................................25
      SIGNATURES............................................................26

                           FORWARD LOOKING STATEMENTS

      This report contains forward-looking statements within the meaning of the Securities Act of 1933, as amended (the "Securities Act"). These forward-looking statements are not historical facts, but rather are based on the Company's current expectations, estimates, beliefs, assumptions and projections about the biopharmaceutical industry and technologies for the treatment of cancer. Words or phrases such as "the Company anticipates," "management anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, assumptions and other factors, some of which are beyond the Company's control and are difficult to predict. Should one or more of such risks, uncertainties or other factors materialize, or should underlying assumptions prove incorrect, actual results, performance or achievements of the Company may vary materially from any future results, performance or achievements expressed or implied by such forward-looking statements. The Company disclaims any obligation to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments or the occurrence of unanticipated events.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

      The Company is a development-stage, biopharmaceutical company primarily focused in the research and development of products and technologies for the treatment of cancer. The Company has acquired development and marketing rights to a portfolio of four platform technologies that have been developed over the past fifteen years, from which seven products and five product candidates have been derived and additional products may be developed in the future. The Company's primary objectives are to commence marketing its lead product, Modrefen, and to continue developing its existing platform technologies and commercializing products derived from those technologies.

      The Company intends to begin marketing Modrefen (a selective steroid receptor modulator) on a commercial scale in the United Kingdom before the end of December 1999. Modrefen is currently licensed in the U.K. for the treatment of post-menopausal breast cancer and is licensed in the U.S. for the treatment of certain adrenal disorders. The Company intends to apply before the end of December 1999 for regulatory approval of Modrefen in the U.S. for treatment of hormone sensitive cancers. The Company's second lead product, clofarabine (a purine nucleoside analog), has recently concluded Phase I clinical trials at The University of Texas M.D. Anderson ("M.D. Anderson"), and the Company anticipates that it will commence Phase II clinical trials within approximately three months. Based on third-party studies conducted to date, the Company believes that clofarabine may be effective in the treatment of leukemia and lymphoma. The Company intends to request orphan drug designation for clofarabine for leukemia and lymphoma indications, which will enable the Company to apply for approval of clofarabine from the U.S. Food and Drug Administration ("FDA") for such indications upon completion of Phase II clinical trials. In addition, two of the other products to which the Company has rights are presently being tested in clinical trials, and an additional eight are in the pre-clinical stage of development.

      The Company has adopted an aggressive product development program and, assuming the successful completion of clinical trials, anticipates that by the end of 2002, five of such products will have received regulatory approval for certain disease indications in the U.S. or Europe, and seven will be emerging through the clinical trial process. There can be no assurance, however, that any of such products will be developed and/or receive applicable regulatory approval within such time frame.

      The following is a description of the Company's current portfolio of platform technologies and products.

TECHNOLOGIES

      SELECTIVE STEROID RECEPTOR MODULATION TECHNOLOGY

      The Company has acquired development and marketing rights to a selective steroid receptor modulation technology. The lead compound of this technology is Modrefen, which is currently licensed in the U.K. for the treatment of post-menopausal breast cancer and in several other countries, including the U.S. and Canada, for the treatment of certain adrenal disorders, such as Cushing's disease. The Company intends to begin marketing Modrefen on a commercial scale in the U.K. in the last quarter of 1999 for the treatment of post-menopausal breast cancer, and at the same time to apply for regulatory approval of Modrefen in the U.S. for treatment of hormone sensitive cancers. The Company anticipates that Modrefen will be able to compete with its principal competitor, tamoxifen, upon receipt of such approval. The Company also intends to pursue opportunities for Modrefen adrenal disorder products on a smaller scale, principally in the veterinary market. The Company will also devote its research efforts to discover new applications for Modrefen and related compounds and to build upon the selective steroid receptor modulation technology. The Company believes that Modrefen's dual mode of action not only makes it a versatile treatment for breast cancer, but may enable it to be developed for additional disease indications in the future, such as endometrial and prostate cancers.

      PURINE-BASED NUCLEOSIDE TECHNOLOGY

      The Company has an agreement with the Southern Research Institute ("SRI") in Birmingham, Alabama to co-develop purine-based nucleoside analogs which, based on third-party studies conducted to date, may be effective in the treatment of leukemia and lymphoma. The lead compound of such purine-based nucleosides is known as clofarabine. Clofarabine has recently successfully concluded Phase I clinical trials at M.D. Anderson, and the Company anticipates that it will enter Phase II clinical trials within approximately three months. Unlike many competing drugs which are administered intravenously, clofarabine and related products are anticipated to be developed for oral administration, making it easier for patients to receive them as treatment. The Company intends to request orphan drug designation for clofarabine for leukemia and lymphoma indications, which will enable the Company to apply for approval from the FDA upon completion of Phase II clinical trials. In addition to clofarabine's effects against leukemia cells, scientists at SRI have shown that it has anti-tumor activity in vitro against several solid tumors, including cancers of the colon, kidney and prostate, which distinguishes clofarabine from other drugs in its class that have shown relatively little activity against solid tumors. Moreover, other drugs in the purine nucleoside class have been shown to be effective in the treatment of certain autoimmune diseases. The Company intends to develop purine nucleoside products for the treatment of solid tumors and autoimmune diseases simultaneously with the development of clofarabine for the treatment of hematological cancers. The regulatory approval cycles of those products, however, are expected to be longer than those for the Company's hematological cancer products.

      CELL DIFFERENTIATION TECHNOLOGY

      The Company has acquired a right to develop and market three distinct groups of compounds the Company believes could play an important role in controlling the rate of growth of cancer cells. The first group of compounds are synthetic analogs of a drug derived from cottenseed oil. The drug has been widely tested by clinicians in several countries for a variety of clinical indications, and data has been published in medical literature. The drug has shown efficacy against certain cancers by, it is believed, preventing cell division and promoting cell differentiation. The first compound derived from this technology, the cancer cytostatic drug, is currently approved for a Phase I clinical trial at a leading cancer center in the U.K.

      The second group of compounds block enzymes that metabolize RA, a derivative of vitamin A. RA helps to regulate cell differentiation, a crucial factor in preventing normal cells from transforming into cancer cells. When the enzyme that breaks down RA is blocked, there is a buildup of natural RA within the cell which can prevent or decrease the malignant transformation of cells. The compounds have been extensively tested in the U.K. at Cardiff University, and the Company expects to have the lead compounds in Phase I clinical trials within 18 months.

     The Company has also acquired a license to develop a third group of compounds that control cell growth and differentiation by effectively blocking hormone synthesis. A key feature of these compounds is they are non-steroidal inhibitors of an important enzyme, 17(beta), involved in the production of androgens and estrogen. Prostate cancer growth is controlled, at least in the early stages, by androgens and the blockade of these hormones is an essential part of treating this particular cancer. As with the second group of compounds, this third group has been extensively tested in the U.K. at Cardiff University, and the Company also expects to have the lead compounds of this group in Phase I clinical trials within 18 months.

      GENE THERAPY TECHNOLOGY

      The Company's product portfolio also includes a variety of gene therapy products which, the Company believes, may offer advancements in the field of cancer treatment and may have additional applications in certain non-cancer diseases such as diabetes, cystic fibrosis and other auto-immune disorders.

The company has co-development agreements with the Royal Free and University College Medical School, London (the "Royal Free Medical School"), one of the leading medical and scientific institutions in the U.K., pursuant to which the Company is developing Deoxyribonucleic Acid ("DNA") vector technologies. Based on pre-clinical research and early Phase I/II clinical trials conducted by a member of the Company's Scientific Advisory Board, the Company believes these DNA vector technologies are capable of elevating albumin levels in cancer and cirrhosis patients with hypo-albuminemia, a serious physiological disorder. The Company further believes that these technologies have considerable market potential since low albumin levels are considered to be very dangerous consequences of many diseases, including cirrhosis and liver cancer. The Company is also currently working on a gene marker which, based on research work performed to date by scientists at a London teaching hospital, the Company believes will enable clinicians to identify the location of DNA transferred during gene therapy. Although the Company's gene marker product is currently in the pre-clinical development stage, it is expected to have a relatively short development cycle and the Company anticipates that, subject to applicable regulatory approval, the product will be suitable for market distribution by 2002. In addition, the Company is conducting pre-clinical research on a product that may have the ability to cause tumor regression by enhancing and stimulating the human body's natural immune cells.

PRODUCTS

      The following table summarizes the current status of the Company's research, development and marketing program:


   PRODUCT/TECHNOLOGY                DISEASE INDICATION    DEVELOPMENT PHASE (1)
   ------------------                ------------------    ---------------------

CANCER TREATMENT
-----------------
Modrefen(2)                             Breast Cancer              Market
Clofarabine                         Leukemia and Lymphoma     Phase I/Phase II
Purine Nucleoside Solid Tumor      Colon and Breast Cancer         Phase I
Anti-Estrogen Prostate                 Prostate Cancer          Pre-clinical
Cancer Cytostatic Drug                 Bladder Cancer              Phase I
RA Inhibitor                      Hormone-Dependent Cancers       Research
17(beta) Inhibitor                Hormone-Dependent Cancers       Research

GENE THERAPY
-----------------
Gene Marker                             Gene Therapy              Research
Albumin Gene Product                  Metastatic Cancer       Phase I/Phase II
Non-Viral Vector                        Gene Therapy              Research
Immunomodulator                            Cancer                 Research

OTHER PRODUCTS AND TECHNOLOGIES
-------------------------------
Purine Nucleoside Autoimmune        Autoimmune Disorders        Pre-clinical

----------

(1) "Development Phase" refers to the current stage of development of the most advanced indication.
      "Research" is a pre-clinical Phase and includes research related to specific targets and the identification of lead compounds.
      "Lead compounds" are chemicals that have been identified that meet pre-selected criteria in cell culture models for activity and potency against specific targets. More extensive evaluation is then undertaken to determine if the compound should be selected to enter into pre-clinical development. Once a lead compound is selected, chemical modification of the compound is then undertaken to create the best drug candidate. "Pre-clinical" includes pharmacology and toxicology testing in pre-clinical models (in vitro and in vivo), formulation work and manufacturing scale-up to gather necessary data to comply with applicable regulations prior to commencement of human clinical trials.
      Clinical trials are typically conducted in three sequential phases that may overlap. In "Phase I," the initial introduction of the pharmaceutical into healthy human volunteers, the emphasis is on testing for safety (adverse effects), dosage tolerance, metabolism, distribution, excretion and clinical pharmacology. "Phase II" involves studies in a limited patient population to determine the efficacy of the pharmaceutical for specific targeted indications, to determine dosage tolerance and optimal dosage and to identify possible adverse side effects and safety risks. Once a compound is found to be effective and to have an acceptable safety profile in Phase I and II evaluations, "Phase III" trials are undertaken to evaluate clinical efficacy further, to further test for safety within an expanded patient population at multiple clinical study sites, and to compare the results of the trials with those of currently available treatments. Sometimes Phase I and II trials or Phase II and III trials are combined. The FDA reviews both the clinical plans and the results of the trials and may discontinue the trials at any time if there are significant safety issues.

(2) Modrefen is currently licensed in the U.K. for the treatment of post-menopausal breast cancer. It is also presently licensed in several other countries, including the U.S. and Canada, for the treatment of certain adrenal disorders, such as Cushing's disease. The Company intends to file for FDA approval of Modrefen for the treatment of breast cancer in the United States in the last quarter of 1999.

CONTRACTUAL ARRANGEMENTS WITH PARTNERS AND LICENSORS

      STEROID RECEPTOR MODULATION TECHNOLOGY SELECTIVE

      In July 1998, the Company entered into an agreement with Stegram Pharmaceuticals, a U.K. pharmaceutical company ("Stegram"), to co-develop the selective steroid synthesis-inhibiting and receptor-blocking technology. Under the terms of the agreement, the Company was granted the exclusive worldwide license, excluding Japan and South Africa, to make, use and sell products derived from the technology for a term expiring on the date of expiration of all current and future patents covered by the agreement (approximately in 2005--subject to earlier termination under certain circumstances), and to utilize information related to the technology to obtain patent and other proprietary rights to products developed by the Company and its collaborator from the technology. In consideration of the licenses granted to the Company, the Company agreed to pay to its collaborator, among other things, a royalty of 10% of the gross sales revenues of all products, less any discounts or deductions for value-added taxes incurred and not recovered by the Company. Beginning July 2001, the Company will be required to pay Stegram a minimum royalty of $50,000 per year. In addition, the Company has agreed to pay, among other things, certain costs associated with pre-clinical development and clinical trials of such products. Under the terms of the agreement, the clinical trial costs are not to exceed $4,000,000 unless agreed to by both parties.

      PURINE-BASED NUCLEOSIDE TECHNOLOGY

      In August 1998, the Company entered into an agreement with SRI in Birmingham, Alabama to co-develop the purine-based nucleoside technology. Under the terms of the agreement, the Company was granted the exclusive worldwide license, excluding Japan and Southeast Asia, to make, use and sell products derived from the technology, and to utilize technical information related to the technology to obtain patent and other proprietary rights to products developed by the Company and SRI from the technology for a term expiring on the date of expiration of all current and future patents covered by the agreement. Based on the patents currently covered by the agreement, the license will expire in the year 2008, subject to earlier termination under certain circumstances. In consideration of the liceses granted to the Company, the Company agreed to pay to SRI, among other things, a royalty of 7% of the gross sales revenues of all products derived from the technology, less any discounts or deductions for value-added taxes incurred and not recovered by the Company, plus certain additional royalty payments in the event the Company achieves certain gross profit margins. In addition, the Company has agreed to pay, among other things, certain costs associated with pre-clinical development and clinical trials of the products developed for hematologic malignancies, including the cost associated with Phase I clinical trails at M.D. Anderson, which are not to exceed $1,250,000, unless agreed by both parties.

      Certain patents and other intellectual property rights granted by SRI to the Company for use in developing clofarabine products are held by the Sloan-Kettering Institute for Cancer Research ("Sloan-Kettering") in New York City. In August 1998, SRI entered into an agreement with Sloan-Kettering, pursuant to which the parties agreed to cooperate in the commercialization of their respective purine nucleoside technologies. Under the terms of the agreement, Sloan-Kettering granted to SRI an exclusive, worldwide license to utilize its technology and agreed to permit SRI to sublicense such technology to the Company. The parties also agreed that all proceeds received by SRI from the licensing or other commercial utilization of any portion of Sloan-Kettering's technology, excluding fees for research and development, will be apportioned 75% to SRI and 25% to Sloan-Kettering until the termination of SRI's agreement with the Company.

      The Company has also reached an agreement in principle with M.D. Anderson pursuant to which M.D. Anderson would be the principal clinical research center in the United States for all of the Company's products currently in development. The agreement contemplates the establishment of a trust fund at M.D. Anderson to receive royalty payments from the direct sale by the Company of its products and to finance future research at M.D. Anderson. This agreement will become effective upon the completion of the Company's pending private financing.

      CELL DIFFERENTIATION TECHNOLOGY

      In June 1999, the Company entered into an agreement with the University College Cardiff Consultants Limited, a company incorporated under the laws of England and Wales ("Cardiff Consultants"), to develop and commercialize a group of compounds that are believed to inhibit cancer cell division, and a group of compounds that inhibit steriodgenesis. Under the agreement the Company acquired the commercial rights worldwide to develop, manufacture, use, sell or otherwise deal in these products in connection with cancer therapy in humans and animals for a term expiring on the date of expiration of all current and future patents covered by the agreement. In consideration of the licenses granted to the Company, the Company agreed to pay to Cardiff Consultants, among other things, an annual royalty of 5% of the gross sales revenues of all products derived from the technology, less any reasonable discounts and rebates actually given by the Company for returned products, and a royalty of 35% of the total amounts received by the Company from any sub-licenses or sales of the technology. In addition, the Company has agreed to pay, among other things, approximately $330,000 in connection with a feasibility study of the products to be conducted by Cardiff University.

      GENE THERAPY TECHNOLOGY

      In March 1999, the Company entered into a co-development and licensing agreement with the Royal Free and University College Medical School, London ("Royal Free"), a long-established and renowed scientific institution. Royal Free is the registered owner of patents relating to a DNA vector technology. Under the terms of the agreement, the Company was granted the exclusive license to commercially develop the technology for the treatment of liver disorders and cancer and to market any products derived from the technology in Europe, the U.S., Canada, Japan and the middle east, for a term expiring on the date of expiration of all current and future patents covered by the agreement, subject to earlier termination under certain circumstances. In consideration of the licenses granted to the Company, the Company agreed to pay to Royal Free, among other things, a royalty of 6% of the gross sales revenues of all products derived from the technology, less any normal trade discounts, which shall not be less than $3,000 in any calendar year. The Company has also agreed to pay Royal Free a milestone payment of approximately $340,000 in addition to any royalty or other payments to be made under the agreement upon successful completion of Phase III clinical trials for the first of the products developed under the agreement. In addition, the Company has agreed to pay, among other things, certain costs associated with pre-clinical development and clinical trials of the products developed from the technology, which are not to exceed $3,000,000.

MANUFACTURING

      The Company does not have and does not intend to establish any internal product testing, manufacturing or distribution capabilities. The Company's strategy is to enter into collaborative arrangements with other companies for the clinical testing, manufacture and distribution of its products. Such collaborators are generally expected to be responsible for funding or reimbursing all or a portion of the development costs, including the costs of clinical testing necessary to obtain regulatory clearances and for commercial-scale manufacturing, in exchange for exclusive or semi-exclusive rights to market specific products in particular geographic territories.

      As of the date of this report, however, the Company had only a purchase order arrangement with a Canadian company for the manufacture and purchase of clofarabine at the price quotations provided to the Company and had not entered into any definitive agreements for the manufacture and distribution of any of its products. The lead compound of the Company's selective steroid receptor modulation technology, which the Company plans to market as Modrefen, has historically been manufactured by Sterling-Winthrop Group Limited, from whom Stegram acquired all right, title and interest in the lead compound. However, the Company does not have any direct definitive agreement with Sterling-Winthrop for the continued manufacture of Modrefen. Manufacturers of the Company's products will be subject to cGMP prescribed by the FDA or other rules and regulations prescribed by foreign regulatory authorities

SALES AND MARKETING

      The Company has not yet established sales and marketing capabilities. The Company intends to hire sales and marketing personnel in North America in the next 12 months upon completion of a private financing and to rely on joint marketing arrangements with commercial partners for the marketing, sale and distribution of its products in Europe and other international markets; however, as of the date of this report, the Company had no such arrangements in place. To market any of its products directly, the Company will need to develop a marketing and sales force with technical expertise and distribution capability or contract with other pharmaceutical and/or health care companies with distribution systems and direct sales forces. To the extent that the Company enters into co-promotion or other licensing arrangements, any revenues to be received by the Company will be dependent on the efforts of third parties.

      COMPETITION

      Competition in the pharmaceutical industry is intense. Potential competitors in the United States and Europe are numerous and include pharmaceutical, chemical and biotechnology companies, most of which have substantially greater capital resources, marketing experience, research and development staffs and facilities than the Company. The Company seeks to limit potential sources of competition by developing products that are eligible for orphan drug designation or other forms of protection, but its competitors may nevertheless succeed in developing similar technologies and products more rapidly than the Company.

      The generic drug industry is also intensely competitive and includes large brand-name and multi-source pharmaceutical companies. Because generic drugs do not have patent protection or any other market exclusivity, competitors of the Company may introduce competing generic products, which may be sold at lower prices or with more aggressive marketing. Conversely, as the Company introduces branded drugs into its product portfolio, it will face competition from manufacturers of generic drugs which may claim to offer equivalent therapeutic benefits at a lower price.

      The pharmaceutical industry is characterized by rapid and significant technological change. The Company expects that pharmaceutical technology will continue to develop rapidly, and the Company's future success will depend, in large part, on its ability to develop and maintain a competitive position. Technological development by others may result in products developed by the Company, branded or generic, becoming obsolete before they are marketed or before the Company recovers a significant portion of the development and commercialization expenses incurred with respect to such products. In addition, alternative therapies or new medical treatments could alter existing treatment regimes, and thereby reduce the need for one or more of the Company's products.

      The Company expects that its proposed products will compete on the basis of, among other things, safety, efficacy, reliability, price, quality of life factors (including the frequency and method of drug administration), marketing, distribution, reimbursement and effectiveness of intellectual property rights. The Company believes that its competitive success will be based partly on its ability to attract and retain scientific personnel, establish specialized research and development capabilities, gain access to manufacturing, marketing and distribution resources, secure licenses to external technologies and products, and obtain sufficient development capital. The Company intends to obtain many of these capabilities from pharmaceutical or biotechnology companies through collaborative or license arrangements. However, there is intense competition among early stage biotechnology firms to establish such arrangements. The Company's development products may not be of suitable potential market size or provide a compelling return on investment to attract other firms to commit resources to a collaboration, and even if such collaborations can be established, the Company may not be able to secure financial terms that meet the Company's commercial objectives.

RAW MATERIALS

      The Company's raw materials (such as laboratory chemicals) and other supply items to be used in its research and development processes are available from many different suppliers and are generally immediately available in sufficient quantities. The Company does not anticipate any significant problems in the availability of, or significant price increases for, required raw materials or other production items in the foreseeable future.

PATENTS AND PROPRIETARY RIGHTS

      The Company's success will depend, in part, on its ability to obtain and enforce protection for its products under United States and foreign patent laws and other intellectual property laws, preserve the confidentiality of its trade secrets and operate without infringing the proprietary rights of third parties. The Company's policy is to file patent applications in the United States and/or foreign jurisdictions to protect technology, inventions and improvements to its inventions that are considered important to the development of its business. The Company will also rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop a competitive position.

      The Company, through its current license agreements, has acquired the right to exploit the technology covered by nine issued patents and six patent applications, covering the U.S., U.K., Europe, Canada and Japan, as well as additional intellectual property and know-how that could be the subject of further patent applications in the future. The Company evaluates the desirability of seeking patent or other forms of protection for its products in foreign markets based on the expected costs and relative benefits of attaining such protection. The Company may not, however, be able to obtain all or any of the patents for which it applies, and those patents which are issued to the Company may not afford adequate protection to the Company. Further, issued patents may be challenged, invalidated, infringed or circumvented and rights granted thereunder may not provide competitive advantages to the Company. Furthermore, parties not affiliated with the Company may have obtained or may in the future obtain United States or foreign patents or may now possess or in the future may possess proprietary rights relating to the Company's products that will adversely affect the development or commercialization of the Company's products or result in the Company's planned activities infringing patents owned by others.

      The Company could incur substantial costs in defending itself in infringement suits brought against it or any of its licensors or in asserting any infringement claims that the Company may have against others. The Company could also incur substantial costs in connection with any suits relating to matters for which the Company has agreed to indemnify its licensors or distributors. An adverse outcome in any such litigation could have a material adverse effect on the Company's business and prospects. In addition, the Company could be required to obtain licenses under patents or other proprietary rights of third parties and, if the Company does not obtain any such required licenses, it could be prevented from, or encounter delays in, developing, manufacturing or marketing one or more of its products.

      The Company also relies upon trade secret protection for its confidential and proprietary information. Third parties may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets or disclose such technology, in any one or more of such events the Company might not be able to protect its trade secrets.

      The Company plans to implement a policy to require its employees, consultants, members of the Scientific Advisory Board and parties to collaborative agreements to execute confidentiality agreements upon the commencement of employment or consulting relationships or a collaboration with the Company. These agreements provide that all confidential information developed or made known during the course of the relationship with the Company is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees, the agreements provide that all inventions resulting from work performed for the Company, utilizing property of the Company or relating to the Company's business and conceived or completed by the individual during employment shall be the exclusive property of the Company to the extent permitted by applicable law. These agreements may not, however, provide meaningful protection of the Company's trade secrets or adequate remedies in the event of unauthorized use or disclosure of such information.

GOVERNMENT REGULATION

      Virtually all aspects of the Company's business are regulated by federal and state statutes and governmental agencies in the United States and other countries. The development, testing, manufacturing, processing, quality, safety, efficacy, packaging, labeling, record-keeping, distribution, storage and advertising of pharmaceutical products, and disposal of waste products arising from such activities, are subject to regulation by one or more federal agencies, including the FDA, the Department of Environmental Protection ("DEA"), the Federal Trade Commission ("FTC"), the consumer Product Safety Commission ("CPSC"), the Occupational Safety and Health Administration ("OSHA") and the Environmental Protection Agency ("EPA"). These activities are also regulated by corresponding state and local agencies and equivalent foreign authorities.

      All pharmaceutical manufacturers in the United States are subject to regulation by the FDA under the authority of the Food, Drug and Cosmetics Act (the "FDC Act"). Under the FDC Act, the federal government has extensive administrative and judicial enforcement powers over the activities of pharmaceutical manufacturers to ensure compliance with FDA regulations. Those powers include, but are not limited to, the authority to initiate court action to seize unapproved or non-complying products, to enjoin non-complying activities, to halt manufacturing operations that are not in compliance with cGMP, to recall products which present a health risk, and to seek civil monetary and criminal penalties. Other enforcement activities include refusal to approve product applications or the withdrawal of previously approved applications. In addition, product recalls may be issued at the discretion of the Company, the FDA or other domestic and foreign government agencies having regulatory authority for pharmaceutical product sales. Recalls may occur due to disputed labeling claims, manufacturing issues, quality defects or other reasons. The pharmaceutical products developed by the Company may be subject to any one or more of such recalls in the future.

      The Company has a variety of products under development, including line extensions of existing products, reformulations of existing products and new products. All "new drugs" must be the subject of an FDA-approved new drug application ("NDA") before they may be marketed in the United States. All generic equivalents of previously approved drugs or new dosage forms of existing drugs must be the subject of an FDA-approved abbreviated new drug application ("ANDA") before they may by marketed in the United States. In both cases, the FDA has the authority to determine what testing procedures are appropriate for a particular product and, in some instances, has not published or otherwise identified guidelines as to the appropriate procedures. The FDA has the authority to withdraw existing NDA and ANDA approvals and to review the regulatory status of products marketed under the enforcement policy. The FDA may require an approved NDA or ANDA for any drug product marketed under the enforcement policy if new information reveals questions about the drug's safety or effectiveness. All drugs must be manufactured in conformity with cGMP and drugs subject to an approved NDA or ANDA must be manufactured, processed, packaged, held and labeled in accordance with information contained in the NDA or ANDA.

      Even if required FDA approval has been obtained with respect to a product, foreign regulatory approval of a product must also be obtained prior to marketing the product internationally. Foreign approval procedures vary from country to country and the time required for approval may delay or prevent marketing. In certain instances, the Company or its collaborative partners may seek approval to market and sell certain of its products outside of the United States before submitting an application for approval to the FDA. The regulatory procedures for approval of new pharmaceutical products vary significantly among foreign countries. The clinical testing requirements and the time required to obtain foreign regulatory approvals may differ from that required for FDA approval. Although there is now a centralized European Union ("EU") approval mechanism for new pharmaceutical products in place, each EU country may nonetheless impose its own procedures and requirements, many of which are time-consuming and expensive, and some EU countries require price approval as part of the regulatory process. Thus, there can be substantial delays in obtaining required approval from both the FDA and foreign regulatory authorities after all relevant applications are filed.

      ANDA PROCESS. FDA approval is required before a generic equivalent to a previously approved brand drug or new dosage form of an existing brand drug can be marketed. Approval to market such products in the United States may be obtained by submitting an ANDA to the FDA. Among the requirements for drug approval by the FDA is that the manufacturing procedures and operations of companies that manufacture products for the Company conform to cGMPs. If the FDA believes a company is not in compliance with cGMPs, certain sanctions are imposed upon that company including: (i) withholding from the company new drug approvals as well as approvals for supplemental changes to existing applications; (ii) preventing the company from receiving the necessary export licenses to export its products; and (iii) classifying the company as an "unacceptable supplier" and thereby disqualifying the company from selling products to federal agencies. Moreover, in May 1992, the Generic Drug Enforcement Act (the "Generic Act") was enacted. The Generic Act allows the FDA to impose debarment and other penalties on individuals and companies that commit certain illegal acts relating to the generic drug approval process. In some situations, the Generic Act requires the FDA to debar (i.e., not accept or review ANDAs for a period of time) a company or an individual that has committed certain violations. It also provides for temporary denial of approval of applications during the investigation of certain violations that could lead to debarment and also, in more limited circumstances, provides for the suspension of the marketing of approved drugs by the affected company. Lastly, the Generic Act allows for civil penalties and the withdrawal of previously approved applications. Neither the Company nor any of its employees has ever been subject to debarment.

      NDA PROCESS. FDA approval is required before any new drug can be marketed. An NDA is a filing submitted to the FDA to obtain approval of a drug not eligible for an ANDA and must contain complete pre-clinical and clinical safety and efficacy data or a right of reference to such data. Clinical trials are typically conducted in three sequential phases. In Phase I, the product is tested for safety, adverse effects, dosage, tolerance absorption, metabolism, excretion and other elements of clinical pharmacology, frequently through introduction of the compound into healthy human beings. Phase II typically involves studies in a small sample of the intended patient population to assess the efficacy of the compound for a specified indication, to determine dose tolerance and the optimal dose range and to gather additional information relating to safety and potential adverse effects. Phase III trials are undertaken to further evaluate clinical safety and efficacy in an expanded patient population at typically dispersed study sites, in order to determine the overall risk-benefit ratio of the compound, and to provide an adequate basis for product labeling.

      Data from pre-clinical testing and clinical trials are submitted to the FDA as an NDA for marketing approval and to other health authorities as a marketing authorization application. The approval process is affected by a number of factors, and the FDA or other health authorities may deny an NDA or marketing authorization application if the regulatory criteria are not satisfied. Even after initial FDA or other health authority approval has been obtained, further studies, including Phase IV post-marketing studies, may be required to provide additional data on safety. Additional studies generally also are required to gain approval for the use of a product as a treatment for clinical indications other than those for which the product was initially tested. Also, the FDA or other regulatory authorities require post-marketing reporting to monitor the adverse effects of the drug. Results of post-marketing programs may limit or expand the further marketing of the products. Further, if there are any modifications to the drug, including changes in indication, manufacturing process or labeling or a change in the manufacturing facility, an application seeking approval of such changes must be submitted to the FDA or other regulatory authority. The Company has not experienced sanctions or fines for non-compliance with the foregoing regulations.

      FOREIGN REGULATORY PROCESS. To market drugs in non-U.S. jurisdictions, the Company must also receive authorization from the respective regulatory authorities in those jurisdictions. The requirements governing the conduct of clinical trials, applications for marketing authorization, pricing and reimbursement vary widely from jurisdiction to jurisdiction. In the EU, pharmaceutical legislation requires that a Marketing Authorization Application ("MAA") for a drug produced through the use of biotechnology be submitted for review in accordance with a centralized procedure administered by the European Medicines Evaluation Agency (the "EMEA"), headquartered in London. If approved by the EMEA, an MAA is recommended for acceptance by the EU. Following approval of an MAA for a drug, the sponsoring company is required to negotiate with the regulatory agency in each member country to establish reimbursement levels and the maximum price at which the drug may be marketed in that country. These reimbursement levels and maximum prices vary from country to country for the same pharmaceutical. The regulatory requirements applicable to any product may be modified, perhaps extensively, in the future. The Company cannot determine what effect changes in regulations or statutes or legal interpretations, when and if promulgated or enacted, may have on its business in the future. Moreover, regulatory approval for marketing a proposed pharmaceutical product in any particular jurisdiction will not necessarily result in similar approval in other jurisdictions.

      ORPHAN DRUG DESIGNATION. Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a "rare disease or condition," which generally is a disease or condition that affects populations of fewer than 200,000 people in the United States. Orphan drug designation must be requested before submitting an NDA, and after the FDA grants orphan drug designation, the generic identity of the therapeutic agent and its potential orphan use are publicized by the FDA. Under current law, orphan drug status is conferred upon the first company to receive FDA approval to market the designated drug for the designated indication, which also grants United States marketing exclusivity for a period of seven years following approval of the NDA, subject to certain limitations. Orphan drug designation does not convey any advantage in, or shorten the duration of, the FDA regulatory approval process. Moreover, although obtaining FDA approval to market a product with orphan drug status can be advantageous, the scope of protection and/or the level of marketing exclusivity that is currently afforded by orphan drug status and marketing approval may be diminished or eliminated in the future. Moreover, NDA approval of a drug with an orphan drug designation does not prevent the FDA from approving the same drug for a different indication, or a molecular variation of the same drug for the same indication. Because doctors are not restricted by the FDA from prescribing an approved drug for uses not approved by the FDA, it is also possible that another company's drug could be prescribed for indications for which a product developed by the Company has received orphan drug designation and NDA approval.

PRODUCT LIABILITY AND INSURANCE

      The Company faces exposure to product liability claims in the event that the use of its technologies or products or those it licenses from third parties is alleged to have resulted in adverse effects in users thereof. Receipt of regulatory approval for commercial sale of such products does not mitigate such product liability risks. While the Company has filed applications with a reputable insurance company for the purpose of obtaining what it believes to be adequate product liability insurance, as of the date of this report the Company has not obtained any such insurance. There can be no assurance that the precautions taken by the Company will be sufficient to avoid significant product liability exposure. in addition, future product labeling may include disclosure of additional adverse effects, precautions and contradictions, which may adversely impact sales of such products.

EMPLOYEES

      As of September 15, 1999, the Company had four employees, consisting of one sales and marketing executive, two research and development executives and one financial executive. None of the Company's employees is represented by a labor union and the Company believes its relations with its employees are good.

CORPORATE HISTORY

      The Company was incorporated as Express Finance Inc. under the laws of the State of Delaware on August 16, 1996 and changed its name to Ascot Group Inc. on August 26, 1998. Although the Company was initially formed to act as the U.S. holding company for Mayhem Ltd., a U.K. corporation, it did not engage in any active trade or business throughout the period from its inception to December 1998.

      In December 1998, the Company entered into an agreement to purchase all of the issued and outstanding shares of capital stock of Bioenvision Inc., a development-stage company incorporated in November 1996 under the laws of the State of Delaware ("Old Bioenvision"). Old Bioenvision primarily engaged in the research and development of products and technologies for the treatment of cancer and had acquired development and marketing rights to a portfolio of platform technologies that had been developed over the past fifteen years and from which various products were being derived. Old Bioenvision had two wholly-owned subsidiaries, Biotechnology & Healthcare Ventures Ltd. ("BHV"), a corporation organized under the laws of the Republic of Ireland, and Eurobiotech Group, Inc., a company incorporated under the laws of the State of Delaware. BHV, in turn, owned all of the outstanding shares of capital stock of each of Bioheal Ltd., a corporation organized under the laws of the Republic of Ireland, and Biomed (UK) Ltd., a corporation organized under the laws of the United Kingdom.

      Pursuant to the Company's agreement to acquire Old Bioenvision, the Company effected a 1-for-15 reverse stock split of its then outstanding shares of Common Stock and issued 7,013,897 post-reverse split shares of Common Stock to the former stockholders of Old Bioenvision in exchange for all of the issued and outstanding shares of capital stock of Old Bioenvision. Consequently, upon consummation of the transaction in January 1999, the former stockholders of Old Bioenvision became the controlling stockholders of the Company, Old Bioenvision became a wholly-owned subsidiary of the Company and changed its name to Bionco Marketing Inc., and the Company changed its name from Ascot Group Inc. to Bioenvision Inc.

ITEM 2. DESCRIPTION OF PROPERTY

FACILITIES

      As of the date of this report the Company does not have any interest in real property. The Company currently uses the offices of its financial advisor at One Rockefeller Plaza, Suite 1600, New York, New York for its principal executive offices at no cost. This office space is used by management and administration. To date, most of the Company's drug development programs have been conducted at scientific institutions around the world. It is the Company's policy to continue development at leading scientific institutions in the United States and Europe. The Company intends to lease facilities that will serve as its corporate headquarters in the United States upon completion of a private financing. These facilities will be the center for all of the Company's administrative and marketing functions in the United States. The Company does not plan to conduct laboratory research in such facilities in the near future, but, rather, will conduct research through collaborative arrangements with SRI and M.D. Anderson.

INVESTMENT POLICIES

      The Company does not currently have any investments in real estate or interests in real estate, nor in real estate mortgages nor in the securities of or interests in persons primarily engaged in real estate. The Company generally acquires its assets for the purpose of ultimately producing sales revenues from the exploitation of such assets in the development of the Company's biopharmaceutical business. The Company does not currently have any surplus cash to invest, but the Company intends to invest any surplus cash it may have on hand in the future in interest-bearing deposit accounts, short-term certificates of deposit and governmental debt instruments.

ITEM 3. LEGAL PROCEEDINGS

      There are no material legal proceedings pending to which the Company or any of its property is currently subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended June 30, 1999.

                                     PART II

      In January 1997, the Board of Directors and stockholders approved a 1-for-1.986 reverse split of the Company's Common Stock, and in January 1999 effected a 1-for-15 reverse stock split. Unless otherwise stated, all share amounts in this report have been adjusted for these stock splits.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

      The following represents the range of reported high and low bid quotations for the Company's Common Stock on a quarterly basis since the Company's stock commenced active trading on March 5, 1999, as reported on the Over-the-Counter Bulletin Board of the National Association of Securities Dealers (OTCBB). The Company's trading symbol is "BIOV." Prior to that time the Company's stock was not listed on OTCBB and was inactive, trading in the over-the-counter "pink sheets" under the symbol "ASGP." The quotations also reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

--------------------------------------------------------------------------------
          QUARTER                    HIGH BID                   LOW BID
--------------------------------------------------------------------------------
First Quarter 1999*                    5 1/2                        5 1/2
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Second Quarter 1999*                   6                            2 1/2
--------------------------------------------------------------------------------

Third Quarter                          5-3/8                        2 1/2
--------------------------------------------------------------------------------

      *In accordance with the terms of the Acquisition Agreement between Old Bioenvision and the Company dated December 21, 1998 (the "Acquisition Agreement"), the Company effected a 1-for-15 reverse stock split, reducing its issued and outstanding shares of Common Stock from 3,450,000 to 230,000, immediately prior to issuing 7,013,897 shares of post 1-for-15 reverse stock split Common Stock at the closing of the Acquisition on January 5, 1999.

      HOLDERS. On September 15, 1999 the Company had 261 stockholders of record.

RECENT SALES OF UNREGISTERED SECURITIES

      In September 1998, the Company granted options to Glen Investments Limited, a Jersey (Channel Islands) corporation ("Glen Investments") wholly owned by Kevin R. Leech, a U.K. citizen, to purchase up to 500,000 shares of Common Stock at an exercise price of $1.00 per share in exchange for the agreement by Glen to loan funds to the Company on an as-needed basis based upon previously agreed budgets. Such optioins are presently exercisable. The issuance of such options was exempt from registration under Regulation S promulgated under the Securities Act based upon representations and warranties made by Glen as to the status of Glen as an offshore buyer and Glen's covenants and agreements not to offer or sell the subject shares within the United States at any time such as would disqualify the private placement from the exemption under Regulation S.

      Effective as of January 5, 1999, pursuant to the Acquisition Agreement the Company effected a 1-for-15 reverse stock split and thereafter issued 7,013,897 post-reverse split shares of Common Stock to the stockholders of Old Bioenvision in exchange for 7,013,897 shares of common stock of Old Bioenvision, comprising all of the issued and outstanding shares of capital stock of Old Bioenvision, in a tax-free exchange. The issuance of such shares was exempt from registration under Regulation S promulgated under the Securities Act based upon representations and warranties made by the purchasers thereof who were citizens of the United Kingdom as to their status as offshore buyers and their covenants not to offer or sell the subject shares within the United States at any time such as would disqualify the private placement from the exemption under Regulation S, and under Section 4(2) of the Securities Act with respect to those investors who were United States citizens, based upon their representations that they were accredited investors as defined under the Commission's Rule 501(a).

      In April 1999 the Company issued an aggregate of 4,000 shares of Common Stock to Inpharmation Ltd. in partial consideration for consulting services rendered to the Company. The issuance of such shares was exempt from registration under Regulation S promulgated under the Securities Act based upon representations and warranties made by the purchaser as to its status as an offshore buyer and its covenant not to offer or sell the subject shares within the United States at any time such as would disqualify the private placement from the exemption under Regulation S.

      In April 1999 the Company issued 1,250 shares of Common Stock to Christopher P. Oliver. The issuance of such shares was exempt from registration under Regulation S promulgated under the Securities Act based upon representations and warranties made by the purchaser as to its status as an offshore buyer and its covenant not to offer or sell the subject shares within the United States at any time such as would disqualify the private placement from the exemption under Regulation S.

DIVIDEND POLICY

      The Company has never declared or paid cash dividends on its capital stock, and the Company's Board of Directors does not intend to declare or pay any dividends on the Common Stock in the foreseeable future. Earnings of the Company, if any, are expected to be retained for use in expanding the Company's business. The declaration and payment in the future of any cash or stock dividends on the Common Stock will be at the discretion of the Board of Directors of the Company and will depend upon a variety of factors, including the ability of the Company to service its outstanding indebtedness and to pay its dividend obligations on securities ranking senior to the Common Stock, the Company's future earnings, if any, capital requirements, financial condition and such other factors as the Company's Board of Directors may consider to be relevant from time to time.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

OVERVIEW

      The Company was organized in August 1996 for the purpose of acting as a publicly traded holding company for Mayhem Ltd., a United Kingdom corporation. That purpose was never realized and prior to the change in control of the Company in January 1999, the Company did not engage in any active trade or business. The Company is considered a development-stage company for accounting purposes because it has not generated any material revenues to date. Accordingly, the Company has no relevant operating history upon which an evaluation of the Company's performance and prospects can be made. Moreover, the Company is still subject to all of the business risks associated with a new enterprise, including, but not limited to, risks of unforeseen capital requirements, lack of fully developed products, failure of market acceptance, failure to establish business relationships, reliance on outside contractors for the manufacture and distribution of proposed products, and competitive disadvantages as against larger and more established companies. The likelihood of the success of the Company must be considered in light of the development cycles of new pharmaceutical products and technologies and the competitive and regulatory environment in which the Company operates.

      The company is an international biopharmaceutical company primarily engaged in the research and development of products and technologies for the treatment of cancer. During its development stage the Company has been primarily engaged in organizational activities, including developing a strategic operating plan, entering into various collaborative agreements for the development of products and technologies, hiring personnel and developing and testing its products. The Company plans to begin marketing its lead product, Modrefen, on a commercial scale in the U.K. prior to the end of December of 1999. The Company has assembled the core of its management team, which includes a Chairman of the Board and Chief Executive Officer, Senior Vice President and Chief Medical Officer.

PLAN OF OPERATIONS

      The Company has acquired development and marketing rights to a portfolio of four platform technologies developed over the past fifteen years, from which seven products and five product candidates have been derived and additional products may be developed in the future. Although the Company intends to commence marketing its lead product, Modrefen, and to continue developing its existing platform technologies and commercializing products derived from such technologies, a key element of the Company's business strategy is to continue to acquire, in-license and develop new technologies and products that the Company believes offer unique market opportunities and/or complement the Company's existing product lines. Once a product or technology has been launched into the market for a particular disease indication, the Company plans to work with numerous collaborators, both pharmaceutical and clinical, in the oncology community to extend the labeling of the drug to other indications. In order to market its products effectively, the Company intends to develop marketing alliances with strategic partners and may co-promote and/or co-market in certain territories.

LIQUIDITY AND CAPITAL RESOURCES

      From the period of its inception through December 1998, the Company did not engage in any active trade or business. In January 1999, the Company consummated a merger with Old Bioenvision by effecting a 1-for-15 reverse stock split of its then outstanding shares of Common Stock and thereafter issuing 7,013,897 post-reverse split shares of Common Stock to the former stockholders of Old Bioenvision in exchange for all of the issued and outstanding shares of capital stock of Old Bioenvision. Consequently, upon consummation of the merger, the former stockholders of Old Bioenvision became the controlling stockholders of the Company, Old Bioenvision became a wholly-owned subsidiary of the Company and changed its name to Bionco Marketing Inc., and the Company changed its name from Ascot Group Inc. to Bioenvision Inc.

      To date, the Company has incurred significant net losses, including net losses of $765,154 for the fiscal year ended June 30, 1998 and net losses of $495,193 for the fiscal year ended June 30, 1999. The Company had an accumulated deficit of $837,193 at June 30, 1998 and $1,332,386 at June 30, 1999 and, since that date, the Company has continued to incur significant and increasing losses. The Company anticipates that it may continue to incur significant operating losses for the foreseeable future. There can be no assurance as to whether or when the Company will generate material revenues or achieve profitable operations. The Company's independent public accountants have included an explanatory paragraph in their report on the Company's financial statements, stating that certain factors raise substantial doubt about the Company's ability to continue as a going concern.

In the year ended June 30, 1999 administrative expenses totaled pound 379,279 compared to pound 689,499 for the year ended June 30, 1998. The reduction in expenses is a result of the Company realizing cost savings following reorganization the year.

Research and development expenses were $100,000 in the year ended June 30, 1999 compared to ---[?]--- for the year ended June 30, 1998. The increase in research and development costs is a result of the Company increasing it's research activities during 1999 in-line with the development of its products.

      Based on its current operating plan, the Company believes that the estimated minimum amount of net proceeds from its anticipated private financing will be sufficient to meet its cash, operational and liquidity requirements for at least 12 months following the completion of such financing, and that the estimated maximum net proceeds from such private financing will be sufficient to meet its cash, operational and liquidity requirements for at least 18 months following the completion thereof. The Company may, however, require additional financing within this time frame due to unanticipated changes in economic conditions or other unforeseen circumstances. In the event the Company's plans change or its assumptions change or prove to be inaccurate, the Company could be required to seek additional financing sooner than currently anticipated. The Company currently has an agreement with Glen Investments Limited, a Jersey (Channel Islands) company wholly owned by Kevin R. Leech (a private investor who is also the sole owner of Phoenix Ventures Limited, the holder of approximately 19% of the outstanding shares of Common Stock of the Company), whereby Glen Investments has agreed to loan funds to the Company on an as-needed basis based upon previously agreed budgets. A facility of pound is currently available to the Company based an budgets that assume the above private plaement is successful. Glen Investments Ltd. has agreed to satisfactory review of revised budgets. Any additional financing may not, however, be available to the Company when needed on commercially reasonable terms, or at all. If the Company is unable to obtain such additional financing, the Company's operations will, in all likelihood, cease.

YEAR 2000 ISSUE

      The year 2000 issue refers to the potential failures that computer systems may incur as a result of the date change from 1999 to 2000. Many existing computer programs use only two digits to identify a change of the century. As a result, computer systems using these programs may be unable to properly recognize date-sensitive data resulting in the creation of erroneous information or system failure.

      Although the Company does not currently have any computer or other systems that may be susceptible to the year 2000 issue, the Company's products are mostly being developed in various research institutions which may have systems that are not year 2000 compliant. A possible worst case year 2000 scenario for the Company would be if the research institutions' systems failed. If their networks fail for an extended period of time due to the year 2000 issue, the Company may no longer be able to continue developing and testing its products. In the event such systems are not year 2000 compliant on a timely basis, the Company will seek to develop and test its products at institutions whose systems are year 2000 compliant. The Company has no assurance that this can be accomplished in a timely or cost effective manner.

      The Company is currently evaluating such year 2000 issues and their potential impact on its business, and has commenced inquiries to determine the status of preparations by the research institutions where the Company's products are tested to become year 2000 compliant. Although the Company's management expects to incur cots in correcting any year 2000 issues arising as a result of such research institutions' handling of their own year 2000 issues, management cannot currently estimate those costs. All such costs will be expensed as incurred. The Company does not expect that the cost of addressing any year 2000 issue will be a material event or uncertainty that would cause its reported financial information not to be necessarily indicative of future operating results or future financial condition, or that the costs or consequences of incomplete or untimely resolution of any year 2000 issue represent a known material event or uncertainty that is reasonably likely to affect its future financial results, or cause its reported financial information not to be necessarily indicative of future operating results or future financial condition. However, if the Company encounters any unanticipated delays in, or costs associated with, the resolution of any year 2000 issue, the Company's business, financial condition and results of operations could be materially adversely affected.

ITEM 7. FINANCIAL STATEMENTS

                                                                     Page Number
                                                                     -----------

Report of Independent Auditors                                          F-1

Consolidated  Balance  Sheets as of June 30, 1999                       F-2

Consolidated  Statements  of  Operations  for years  ended
June 30,  1998 and 1999 and for the Period From August 16,
1996 (Date of Inception) Through June 30, 1999                          F-3

Consolidated Statements of Stockholders' Equity for the period from August 16, 1996 (date of inception) through June 30, 1997
and for the years ended June 30, 1998 and 1999                          F-4

Consolidated Statements of Cash Flows for years ended
June 30, 1999 and 1998 and for the Period From August 16,
1996 (Date of Inception) Through June 30, 1999                          F-6

Notes to Consolidated Financial Statements                              F-7

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      On September 30, 1999 the Company and its former auditors, Graf Repetti & Co., LLP ("Graf Repetti") agreed to terminate their relationship as of such date. As of October 1, 1999, the Company retained Ernst & Young as its independent public accountants. The decision to terminate its relationship with Graf Repettis was recommended and approved by the Board of Directors and was based upon the Company's need to have auditors with international auditing capability.

      During the period from inception on August 16, 1996 through and including June 30, 1998, and for the interim period from July 1, 1998 through March 31, 1999, Graf Repetti's reports on the Company's financial statements neither contained any adverse opinions or disclaimers of opinions nor were qualified or modified as to uncertainty, except that Graf Repetti's auditors' report on the Company's consolidated financial statements for the fiscal period ended June 30, 1998 expressed substantial doubt about the Company's ability to continue as a going concern owing to the Company's losses from operations and net capital deficiency.

      During the fiscal period commencing with inception on August 16, 1996 and ended June 30, 1998, and for the interim period from July 1, 1998 through March 31, 1999, there were no disagreements with Graf Repetti on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Graf Repetti, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A)

DIRECTORS AND EXECUTIVE OFFICERS

      The names and ages of the executive officers and directors of the Company, and their positions with the Company, are as follows:

     NAME                      AGE  POSITION
     ----                      ---  --------
Christopher B. Wood, M.D.       53  Chairman of the Board and Chief Executive
                                     Officer
Andrew Turner                   28  Senior Vice President-Finance
Stuart Smith, Ph.D.             36  Senior Vice President, Secretary and
                                     Director
George Margetts, M.D.           65  Chief Medical Officer
Thomas Nelson CA                60  Director

----------

      CHRISTOPHER B. WOOD, M.D. has served as the Chairman of the Board and Chief Executive Officer of the Company since January 1999. Prior to that time, Dr. Wood served as Chairman of the Board of Eurobiotech, a subsidiary of the Company, from December 1996 through December 1998, as a general surgeon at a U.KL. hospital from April 1991 to March 1994, and as a specialist surgeon at The Royal Postgraduate Medical School, London, England from April 1979 to March 1991. Dr. Wood has more than 15 years experience in the European biotechnology sector. Dr. Wood holds an M.D. degree from the University of Wales School of Medicine and the Fellowship of the Royal College of Physicians and Surgeons of Edinburgh.

      ANDREW TURNER has served as Senior Vice President - Finance since January 1999. Mr. Turner has had extensive experience in corporate financing techniques and arranging the financing of technology companies. He has worked as an independent consultant for a corporate finance company since 1997, and before this Mr. Turner worked for a subsidiary of a publicly listed Swedish company, focusing on sales promotion and marketing with responsibility for the financial controls of a high turnover facility. Prior to this Mr. Turner worked for Shell Research Laboratories implementing laboratory financial controls in the collection of data for the finance department.

      THOMAS NELSON has served as a director of the Company since January 1999. In July 1998 Mr. Nelson became a director of Old Bioenvision and before that he served as the Director of Finance of the Management Board of the Royal & Sun Alliance Insurance Group from 1996 to 1998. Prior thereto, Mr. Nelson served as Group Finance Director of the Main Board of Sun Alliance Insurance Group from 1991 to 1996, and has served as Chairman of the UK insurance industry committee on European regulatory, fiscal and accounting issues. He has also worked with Deloittes in Paris and as a consultant with PA Consultants Management. Mr. Nelson is a Member of Institute of Chartered Accountants of Scotland and a Fellow of the Institute of Cost and Management Accountants. Mr. Nelson holds a B.A. degree from Cambridge University.

      STUART SMITH, PH.D. has served as Senior Vice President and as a director of the Company since January 1999 and as the Executive Vice President of EuroBiotech since May 1997. Prior to that time, Dr. Smith served as Business Development Director of CBC (Oxford) Limited, a medical communications company, from June 1995 to May 1997. He served as Marketing Manager (Oncology) of British Biotech Pharmaceuticals Ltd. from July 1994 to June 1995, and as International Product Manager (Oncology) of Schering AG in Berlin, Germany from March 1992 to June 1994. Prior thereto, Dr. Smith worked in the veterinary and public health fields, focusing on animal health research and parasitology. Dr. Smith holds a B.S. degree, with honors, in Biology and a Ph.D. degree in Philosophy from the University of Aberdeen.

      GEORGE MARGETTS, M.D. has served as Chief Medical Officer of the Company since January 1999. Since 1979 Dr. Margetts has been Managing Director of Stegram Pharmaceutical Ltd. Dr. Margetts served as Chief Executive Officer/Managing Director of Sterling Winthrop Group between 1984 and 1989, and as its Medical Director between 1971 and 1989. Dr. Margetts holds B. Pharm. and M.Sc. degrees from the University of London and M.R.C.S., L.R.C.P., M.D. and B.S. degrees from University College Hospital Medical School, London.

      Each director is elected to serve for a term of one year or until his or her successor is duly elected and qualified. The Company's officers are elected by, and serve at the pleasure of, the Board of Directors, subject to the terms of any employment agreements. No family relationship exists among any directors or executive officers of the Company.

COMPENSATION OF DIRECTORS

      Non-management directors of the Company each receive a director's fee of $1,000 per meeting for attendance at Board of Director's meetings, and will be reimbursed for actual expenses incurred in respect of such attendance. The Company does not separately compensate employees for serving as directors. The Company does not provide additional compensation for committee participation or special assignments of the Board of Directors.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than 10% of the outstanding equity securities of the Company, to file initial reports of beneficial ownership and reports of changes in beneficial ownership of such equity securities with the Commission and any national securities exchange on which such equity securities are listed. Such persons are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they file.

      Based upon the Company's, the Company believes that no director, executive officer or holder of more than 10% of the outstanding shares of Common Stock filed on a timely basis the reports required by Section 16(a) of the Exchange Act during, or with respect to, the year ended June 30, 1999. In particular: (i) Christopher B. Wood, a director and the Chief Executive Officer of the Company, and his wife, Julie Wood, each inadvertently failed to file a Form 3 and Form 5 with respect to their acquisition as of January 5, 1999 of more than 10% of the Company's Common Stock in connection with its reorganization; (ii) Phoenix Ventures Limited, and its sole beneficial owner, Kevin R. Leech, each inadvertently failed to file a Form 3 and Form 5 with respect to the acquisition as of January 5, 1999 of more than 10% of the Company's Common Stock in connection with its reorganization; (iii) Three W Capital, Ltd. inadvertently failed to file a Form 3 and Form 5 with respect to the acquisition as of January 5, 1999 of more than 10% of the Company's Common Stock in connection with its reorganization; (iv) L. Wise Investments Limited, and its sole beneficial owner, John Cole, each inadvertently failed to file a Form 3 and Form 5 with respect to the acquisition as of January 5, 1999 of more than 10% of the Company's Common Stock in connection with its reorganization; and (v) General Capital Investments Limited, and its sole beneficial owner, David Chester, each inadvertently failed to file a Form 3 and Form 5 with respect to the acquisition as of January 5, 1999 of more than 10% of the Company's Common Stock in connection with its reorganization.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

      The following table sets forth the amount of all compensation paid by the Company and/or its affiliates and allocated to the Company's operations for services rendered during each of the fiscal years 1999, 1998, and 1997 to all persons serving as the Company's Chief Executive Officer during 1999. There were no executive officers other than the Chief Executive Officer whose total salary and bonus compensation exceeded $100,000 during any such year.

                          SUMMARY COMPENSATION TABLE

                            ANNUAL COMPENSATION           LONG-TERM COMPENSATION
                      --------------------------------- -----------------------------
                                                  OTHER               SECURITIES               ALL
                                                 ANNUAL   RESTRICTED   UNDER-                 OTHER
                                                 COMPEN-   STOCK       LYING       LTIP       COMPEN-
NAME AND PRINCIPAL             SALARY    BONUS    SATION   AWARD(S)    OPTIONS    PAYOUTS     SATION
     POSITION          YEAR     ($)       ($)      ($)       ($)        (#)         ($)        ($)
--------------------   ----    ------    ----    -------   -------    ---------   -------    --------
Christopher B. Wood
Chief Executive        1999(1)$100,000    -0-       -0-       -0-         -0-        -0-        -0-
Officer and            1998(2)$100,000    -0-       -0-       -0-         -0-        -0-        -0-
Director               1997(3)$ 50,000    -0-       -0-       -0-         -0-        -0-        -0-

----------
(1) Mr. Wood's salary through January 4, 1999 was accrued by Eurobiotech Group, Inc., a wholly-owned subsidiary of the Company.

(2)   Accrued by Eurobiotech Group, Inc.

STOCK OPTIONS

      The Company does not presently have any stock option plans.

EMPLOYMENT AGREEMENTS

      The Company intends to enter into employment agreements with each of its principal executive officers before the end of the current quarter. Pursuant to such agreements, the Company's executive officers will agree to devote all or substantial portion of their business and professional time efforts to the business of the Company as executive officers. The employment agreements will provide for certain compensation packages, which will include bonuses and other incentive compensation. The agreements will also contain covenants (a) restricting the employee from engaging in an activities competitive with the business of the Company during the term of such employment agreements and for a certain period thereafter, (b) prohibiting the employee from disclosure of confidential information regarding the Company, and (c) confirming that all intellectual property developed by the employee and relating to the business of the Company constitutes the sole property of the Company.

      In July 1998 Old Bioenvision entered into an employment agreement with Thomas Nelson pursuant to which he agreed to serve as a director of Old Bioenvision for a period of two years at an annual compensation of $______. Upon execution of an employment agreement with the Company, Mr. Nelson's employment agreement with Old Bioenvision will terminate. In May 1997, EuroBiotech Group, Inc., a wholly-owned subsidiary of Old Bioenvision, entered into an employment agreement with Stuart Smith to serve as EuroBiotech's Executive Vice President at an annual compensation of $80,000 for a term expiring on December 31, 1999. Upon execution of an employment agreement with the Company, Mr. Smith's employment agreement with EuroBiotech will terminate. To date all compensation due to Messrs. Nelson and Smith under their respective employment agreements has been accrued.

      ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth, as of October 13, 1999, certain information concerning the shares of Common Stock beneficially owned (i) by each director and executive officer of the Company, (ii) by all executive officers and directors of the Company as a group, and (iii) by each stockholder that is known to the Company to be a beneficial owner of more than 5% of the outstanding shares of Common Stock. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.

                                                     AMOUNT OF
NAME OF                                              BENEFICIAL      PERCENTAGE
BENEFICIAL OWNER                                     OWNERSHIP      OWNERSHIP(1)
----------------                                     ---------      ------------
Christopher B. Wood ...........................      2,100,000(2)       29.0%
Phoenix Ventures Limited(3) ...................      1,400,000          19.3%
Three W Capital, Ltd. .........................        905,303          12.5%
L. Wise Investments Limited(4) ................        887,500          12.3%
General Capital Limited(5) ....................        887,500          12.3%
Glen Investments Limited(6) ...................        500,000(7)       6.5 %
Stuart Smith ..................................         50,000             *
Thomas Nelson .................................         13,750             *
All Executive Officers and
 Directors as a group (4 persons) .............      2,163,750          29.8%

----------

(1) Based on a total of 7,249,147 shares of Common Stock outstanding as of September 15, 1999.

(2) Includes 318,750 shares of Common Stock owned by Julie Wood, Mr. Wood's spouse.

(3) Phoenix Ventures Limited is a Guernsey, Channel Islands corporation wholly-owned by Kevin R. Leech, a private investor.

(4) L. Wise Investments Limited is a Gibraltar corporation wholly-owned by John Cole, a private investor.

(5) General Capital Limited is a Bermuda corporation wholly-owned by David Chester, a private investor.

(6) Glen Investments Limited is a Jersey, Channel Islands corporation wholly-owned by Kevin R. Leech, a private investor.

(7) Represents shares issuable upon exercise of currently outstanding options granted to Glen Investments Limited. See "Certain Transactions."

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In May 1998, Bioheal Ltd., a subsidiary of the Company, entered into an agreement with Christopher B. Wood, the Chairman of the Board and Chief Executive Officer of the Company, to co-develop a gene marker and immunomodulator system for use in gene therapy and related technologies. Under the terms of the agreement, Bioheal was granted the exclusive license to make, use and sell products derived from technology, and to utilize technical information related to the technology to obtain patent and other proprietary rights to products developed by Bioheal and its collaborators from the technology for a term expiring on the date of expiration of all current and future patents covered by the agreement, subject to earlier termination under certain circumstances. In consideration of the licenses granted to Bioheal, Bioheal agreed to pay to Dr. Wood, among other things, a royalty of 10% of the gross sales revenues of all products, less and discounts or deductions for value-added taxes. In addition, Bioheal has agreed to pay, among other things, certain costs associated with pre-clinical development and clinical trials of such products. Under the terms of the agreement, the pre-clinical costs are not to exceed $1,500,000, and the clinical trial costs are not to exceed $4,000,000, unless agreed by both parties.

      The Company has an agreement with Glen Investments, a corporation wholly owned by Kevin R. Leech, whereby Glen Investments has agreed to loan funds to the Company on an as-needed basis based upon previously agreed budgets. Mr. Leech is a private investor who is also the sole owner of Phoenix Ventures Limited, a Guernsey (Channel Islands) corporation and the holder of approximately 19% of the outstanding shares of Common Stock of the Company. In exchange for its agreement to loan funds to the Company, the Company granted to Glen Investments options to purchase up to 500,000 shares of Common Stock at an exercise price of $1.00 per share, all of which options are currently exercisable. As of the date of this Memorandum, Glen Investments had loaned the Company a total of $280,000 (approximately $170,000) out of a total facility currently of pound 1 million (approximately $1.65 million).

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Bioenvision, Inc. (formerlly Ascot Group, Inc.) (a development stage company)

We have audited the accompanying consolidated balance sheets of Bioenvision, Inc. (formerlly Ascot Group, Inc.) (a development stage company) as of June 30, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended June 31, 1999 and for the period from August 16, 1996 (inception) through June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bioenvision, Inc. (formerlly Ascot Group, Inc.) at June 30, 1999, and the consolidated results of its operations and its consolidated cash flows for each of the two years in the period ended June 30, 1999 and for the period from August 16, 1996 (inception) through June 30, 1999, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the consolidated Financial Statements, the Company has incurred losses from operations and is not currently generating cash from operations. This factor raises substantial doubt about the Company's ability to continue as a going concern. Management's plans as to this matter are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Reading, England
October 13, 1999

Bioenvision, Inc. (formerly Ascot Group, Inc.)
(a development stage company)
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS

                                                         June 30,      June 30,
                                                             1999          1999
                                                       Amounts in    Amounts in
                                                  Pounds Sterling    US Dollars
                                                                       (note 1)
ASSETS
Current Assets
   Cash and cash equivalent                                    10            16
   Accounts receivable                                        613           966
                                                       ----------    ----------
                                                              623           982
Property, plant and equipment                              38,405        60,546
Intangible assets                                          14,642        23,083
                                                       ----------    ----------
                                                           53,670        84,611
                                                       ==========    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities
   Accounts payable                                       962,427     1,517,266
   Other Liabilities - related parties                    219,330       345,774
                                                       ----------    ----------
Total Liabilities                                       1,181,757     1,863,040

Stockholders' equity
   Common Stock, $.001 par value,
   Authorised 25,000,000 Shares;
   Issued and outstanding:
     7,249,096 at June 30, 1999                            17,307        27,284

Additional paid in capital                                188,305       296,863

Accumulated comprehensive loss and deficit
   accumulated during the development stage            (1,332,386)   (2,100,506)

Cumulative translation adjustment                          (1,313)       (2,070)
                                                       ----------    ----------
Total stockholders' equity                             (1,128,081)   (1,778,429)
                                                       ==========    ==========

Total liabilities and stockholders' equity                 53,670        84,611
                                                       ==========    ==========

See accompanying notes.


--------------------------------------------------------------------------------

Bioenvision, Inc. (formerly Ascot Group, Inc.)
(a development stage company)
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS

                                   Year ended   Year ended      Period from     Year ended
                                     June 30,     June 30,  August 16, 1996       June 30,
                                         1998         1999      (inception)           1999
                                                                    through
                                                                   June 30,
                                                                       1999
                                   Amounts in Pounds Sterling                   Amounts in
                                                                                US Dollars
                                                                                  (note 1)
TOTAL REVENUES                             --           --          21,738              --
                                   ----------   ----------      ----------      ----------

OPERATING EXPENSES
Administrative expenses               689,499      379,279       1,207,510         597,933

Research & development costs               --      100,000         100,000         157,650

Interest payable                       13,631        2,215          15,846           3,492

Minority interest                      44,955           --              --              --

Depreciation expense                   17,069       12,800          29,869          20,179

Amortisation expense                       --          899             899           1,417

                                   ----------   ----------      ----------      ----------
Operating loss                        765,154      495,193       1,354,124         780,671
Income taxes                               --           --              --              --
                                   ----------   ----------      ----------      ----------


NET LOSS                              765,154      495,193      (1,332,386)        780,671
                                   ==========   ==========      ==========      ==========
Basic and diluted net
  loss per share                         0.14         0.07                            0.11
                                   ==========   ==========                      ==========
Shares used in computing basic
  and diluted net loss per share    5,423,063    7,057,696                       7,057,696
                                   ==========   ==========                      ==========

See accompanying notes.


--------------------------------------------------------------------------------

Bioenvision, Inc. (formerly Ascot Group, Inc.)
(a development stage company)
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY

                                                                                        Retained
                                                                                       Accumulate
                                                                                      Comprehensive
                                                      Common Stock        Additional     Loss and          Total
                                              Shares        Amount   Paid in Capital      Deficit  Stockholders
                                                                                                         Equity
                                                           (pound)           (pound)      (pound)       (pound)

Shares issued at inception
   (August 1996)                             167,899         3,212                --           --         3,212

Shares issued in exchange
   for cash in October 1996                   97,348         1,806            16,250           --        18,056

Shares issued in November 1996
   in exchange for services                   71,429         2,983            26,850           --        29,833

Shares issued in November 1996
   in exchange for cash                       21,428           894             6,257           --         7,151

Shares issued in January 1997
   in exchange for services                  271,039         2,260            20,330           --        22,590

Surrender of common stock in
   January 1997                              (35,247)         (632)              632           --            --

Shares issued in April 1997 on
   the inception of Biotechnology
   & Healthcare Ventures Ltd.              3,315,000             4                --           --             4

Shares issued in April 1997 on
   the inception of Eurobiotech
   Group, Inc.                             1,375,000         6,060            97,405           --       103,465

Net Loss                                          --            --                --      (72,039)      (72,039)
                                          ----------    ----------        ----------   ----------    ----------
Balance at 30 June 1997                    5,283,896        16,587           167,724      (72,039)      112,272

Stock issued on the acquisition
   of Biomed UK Ltd, in May 1998             300,000             2                --           --             2

Stock issued on the acquisition of
   Bioheal Ltd. in May 1998                  535,000             2                --           --             2

Net loss                                          --            --                --     (765,154)     (765,154)
                                          ----------    ----------        ----------   ----------    ----------
Balance at 30 June 1998                    6,118,896        16,591           167,724     (837,193)     (652,878)


--------------------------------------------------------------------------------

Bioenvision, Inc. (formerly Ascot Group, Inc.)
(a development stage company)
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY

                                                                                        Retained
                                                                                       Accumulate
                                                                                      Comprehensive
                                                      Common Stock        Additional     loss and          Total
                                              Shares        Amount   Paid in Capital      Deficit  Stockholders
                                                                                                         Equity
                                                           (pound)           (pound)      (pound)       (pound)

Shares issued on the purchase of
   the minority interest in Eurobiotech
   Group, Inc. in September 1998           1,125,000           713            14,828           --        15,541

Issuance of shares in exchange
   for services in April 1999                  5,200             3             5,753           --         5,756

Net loss                                          --            --                --     (495,193)     (495,193)
                                          ----------    ----------        ----------   ----------    ----------
Balance at 30 June 1999                    7,249,096        17,307           188,305   (1,332,386)   (1,126,774)
                                          ==========    ==========        ==========   ==========    ==========

See accompanying notes.


--------------------------------------------------------------------------------

Bioenvision, Inc. (formerly Ascot Group, Inc.)                             DRAFT
(a development stage company)
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOW

                                                      Year ended    Year ended     Period from    Year ended
                                                        June 30,      June 30, August 16, 1996     June 30,
                                                            1998          1999     (inception)          1999
                                                                                       through
                                                                                      June 30,
                                                                                         1999
                                                      Amounts in Pounds Sterling                Amounts in
                                                                                                US Dollars
                                                                                                  (Note 1)
OPERATING ACTIVITIES
Net loss                                                (765,154)     (495,193)   (1,332,386)     (780,671)

Adjustments to reconcile net income (loss) to
   net cash provided (used) by operating activities
   Other liabilities - related party                     145,000        74,330       219,330       117,181
   Minority interest                                      44,955            --            --            --
   Depreciation                                           17,069        12,800        29,869        20,179
   Amortisation                                               --           899           899         1,417
   Other                                                     104        (2,370)       (1,313)       (3,736)
   Accounts Receivable                                      (613)           --          (613)           --
   Accounts Payable                                      558,989       403,438       962,427       636,020
                                                      ----------    ----------    ----------    ----------
Net cash provided (used) by operating activities             350        (6,096)     (121,787)       (9,610)

FINANCING ACTIVITIES
Purchase of property & equipment                              --            --       (68,274)           --

INVESTING ACTIVITIES
Net proceeds from issuance of
   common stock                                               --         5,756       190,071         9,074
                                                      ----------    ----------    ----------    ----------
Net increase (decrease) in cash
   & cash equivalents                                        350          (340)           10          (536)

Cash & cash equivalent at
   beginning of period                                        --           350            --           552
                                                      ----------    ----------    ----------    ----------
Cash & cash equivalent at
   end of period                                             350            10            10            16
                                                      ==========    ==========    ==========    ==========

See accompanying notes.


--------------------------------------------------------------------------------
                                                                             F-6

Bioenvision, Inc. (formerly Ascot Group, Inc.)
(a development stage company)
--------------------------------------------------------------------------------
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANISATION AND SIGNIFICANT ACCOUNTING POLICES.

DESCRIPTION OF BUSINESS

The Company is a development stage, biopharmaceutical company primarily focused in the research and development of products and technologies for the treatment of cancer. The Company has acquired development and marketing rights to a portfolio of four platform technologies.

The Company was incorporated as Express Finance, Inc. under the laws of the State of Delaware on August 16, 1996 and changed its name to Ascot Group, Inc. on August 26, 1998 and further to Bioenvision, Inc. in December 1998.

BASIS OF PRESENTATION

In January 1999 the Company merged with Bioenvision, Inc, ('Old Bioenvision') a development stage Company primarily engaged in the research and development of products and technologies for the treatment of cancer. The transaction was accounted for as a reorganisation of companies under common control in a manner similar to a pooling of interests as they had a common majority shareholder. All prior period amounts have been restated to include the financial results of Old Bioenvision.

In September 1998, Old Bioenvision merged with Eurobiotech Group, Inc., a development stage company involved in the research and development of products and technologies for the treatment of cancer. The transaction was accounted for as a combination of a reorganisation of companies under common control in a manner similar to a pooling as they had a common majority shareholder, and the purchase of a minority interest. All prior year amounts have been restated.

In July 1998, Old Bioenvision merged with Biotechnology & Healthcare Ventures Limited ('BHV'), a development stage company involved in the research and development of products and technologies for the treatment of cancer. The transaction was accounted for as a reorganisation of companies under common control in a manner similar to a pooling of interests as they had a common majority shareholder. All prior period amounts have been restated to reflect the financial results of BHV.

BHV acquired Bioheal Limited and Biomed UK Limited in May 1998, both of which are development stage companies involved in the research and development of products and technologies for the treatment of cancer. Both of the transactions were accounted for as purchases and the results of Biomed UK Limited and Bioheal Limited have been included in the financial statements of BHV from the date of acquisition.

Where mergers have been accounted for as reorganisations under common control in a manner similar to a pooling of interests, no fair values have been attributed to any tangible or intangible assets, including technology rights.

The financial statements expressed in pounds sterling as of June 30, 1999 and for the year then ended and the period August 16, 1996 (inception) to June 30, 1999 were translated in to US dollars, solely for the convenience of the reader, at the prevailing exchange rate of (pound)1 = $1.5765. These translations should not be construed as representations that the pound sterling amounts actually represent US dollar amounts or that they could be converted into US dollars at the rate indicated or at any other rate.

The Company has incurred significant losses from operations and is not currently generating cash from operations. The Company anticipates that it may continue to incur significant operating losses for the foreseeable future. Operations to date have been funded principally by equity capital and borrowings. The Company intends to continue to fund its development expenses through additional capital raising activities, including one or more offerings of equity and/or debt through private placements and/or public offerings.

In particular, stockholders have approved the offering, through a private placement, of 1,000,000 shares of preferred stock in the Company. Based on its current operating plan, the Company believes that the estimated amount of net proceeds will be sufficient to meet its cash, operational and liquidity requirements for at least the 12 months following the closing of such a private placement.

In addition, the Company has entered into an agreement with Glen Investments Ltd., a related party (see note 8) whereby Glen Investments Ltd. has agreed to loan funds to the Company on an as-needed basis based upon previously agreed budgets. A facility of pound 1 million is currently available to the Company based on budgets that assume the above private placement is successful. If the private placement proves to be unsuccessful, Glen Investments Ltd. has agreed to support the Company for the forthcoming year, subject to satisfactory review of revised budgets.

The Company's ability to continue to develop its infrastructure depends upon its ability to raise equity capital through the approved private placement, the continuing availability of funding from Glen Investments and upon its ability to raise other additional capital. The financial statements do not include any adjustments that may result from this uncertainty.

--------------------------------------------------------------------------------

Bioenvision, Inc. (formerly Ascot Group, Inc.)
(a development stage company)
--------------------------------------------------------------------------------
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and such differences may be material to the financial statements.

INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (FAS 109). Under FAS 109, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates that will be in effect when the differences are expected to reverse.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost, net of accumulated depreciation and amortisation. Depreciation and amortisation is provided on a reducing balance basis at the rate of 25% per year.

INTANGIBLE ASSETS

Intangible assets consist of acquired development and marketing rights to platform technologies. Acquired development and marketing rights are stated at their cost less accumulated amortisation. Amortisation is provided on a straight-line basis over 20 years.

RESEARCH AND DEVELOPMENT

Research and Development costs are charged to expense as incurred.

NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of common shares outstanding during the periods. Diluted net loss per share is computed using the weighted average number of common shares and potentially dilutive common shares outstanding during the periods.

Options to purchase 500,000 shares of common stock have not been included in the calculation of net loss per share as their effect would have been anti-dilutive.

FOREIGN CURRENCY TRANSLATION

The functional currency of the Company is Pounds Sterling. The functional currency of the Company and its subsidiary, Old Bioenvision, was previously the US dollar. Following various re-organisations (see Note 2) all historical amounts have been restated with the adoption of Pounds Sterling as the functional currency. This did not have a material impact.



--------------------------------------------------------------------------------

Bioenvision, Inc. (formerly Ascot Group, Inc.)
(a development stage company)
--------------------------------------------------------------------------------
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2. BUSINESS COMBINATIONS

During the two years ended June 30, 1999 the Company and its subsidiaries completed a number of mergers and acquisitions. The Company merged with Old Bioenvision, Inc. (" Old Bioenvision") on January 5, 1999, in exchange for 7,013,897 shares which was accounted for as a reorganisation of companies under common control. Previously, on September 8, 1998, Bioenvision had merged with Eurobiotech Group Inc. ("Eurobiotech") in exchange for 2,500,000 shares of its common stock which was accounted for as a combination of a reorganisation of companies under common control and the purchase of a minority interest. The purchase price for the minority interest was (pound)15,541 and has been allocated as follows:

                                                                  (pound)

      Technology rights                                           682,650
      Less negative goodwill                                     (667,109)
                                                                 --------
      Total consideration                                          15,541
                                                                 ========

The value of technology is based on an assessment performed by an independent specialist.

In addition, on July 3, 1998 Old Bioenvision merged with Biotechnology & Healthcare Ventures Limited ('BHV') in exchange for 4,150,000 shares of common stock in a transaction accounted for as a reorganisation of companies under common control.

On May 21, 1998 BHV acquired Biomed UK Limited ("Biomed") in exchange for 300,000 shares of common stock and warrants to purchase up to $900,000 of BHV common stock. Following the acquisition of BHV by Old Bioenvision, the agreement was amended which resulted in 300,000 shares of common stock in Old Bioenvision being issued in lieu of the cancellation of the BHV stock and warrants. Proforma information for the transaction has not been presented as Biomed had immaterial operations, assets and liabilities at the date of acquisition. The value of the shares issued was not material and approximated the value of Biomed's tangible net assets at the date of acquisition.

Further, on May 20, 1998 BHV acquired Bioheal Limited ("Bioheal") in exchange for 450,000 shares of common stock and warrants to purchase up to $1,600,000 worth of BHV common stock. Following the acquisition of BHV by Old Bioenvision, the agreement was amended which resulted in 535,000 shares of common stock in Old Bioenvision being issued in lieu of the cancellation of the BHV stock and warrants. Proforma information for the transaction has not been presented as Bioheal had immaterial operations, assets and liabilities at the date of acquisition. The value of the shares issued was not material and approximated the value of Bioheal's tangible net assets at the date of acquisition.

The following table reconciles the operating results for prior periods to the amounts reflecting restatement of prior periods to include the results of Old
Bioenvision:


--------------------------------------------------------------------------------

Bioenvision, Inc. (formerly Ascot Group, Inc.)
(a development stage company)
--------------------------------------------------------------------------------
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2. BUSINESS COMBINATIONS - continued

                                                                 Year ended June
                                                                        30, 1998
                                                                         (pound)
      Net loss
      Bioenvision                                                          7,561
        (formally Ascot Group, Inc.)
      Old Bioenvision                                                    757,593
                                                                         -------
      As restated                                                        765,154
                                                                         =======

3. PROPERTY PLANT AND EQUIPMENT

   Property, plant and equipment consists of the following:

                                                                June 30, 1999
                                                                      (pound)

      Office equipment                                                  1,140
      Motor vehicles                                                   67,154
                                                                      -------
                                                                       68,294
      Less: accumulated depreciation                                  (29,889)
                                                                      -------
                                                                       38,405
                                                                      =======

4. INTANGIBLE ASSETS

                                                            June 30, 1999
                                                                  (pound)

      Purchased technology                                         15,541
      Accumulated amortisation                                       (899)
                                                                 --------
      At June 30, 1999                                             14,642
                                                                 ========


--------------------------------------------------------------------------------

Bioenvision, Inc. (formerly Ascot Group, Inc.)
(a development stage company)
--------------------------------------------------------------------------------
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

5. COMMITMENTS

The Company leases its principal facilities under an operating lease arrangement. The future minimum annual rental payments are as follows for years ended June 30:

                                                                   (pound)
      2000                                                          18,000
      2001                                                              --
      2003                                                              --
      2004                                                              --
      2005                                                              --
      Thereafter                                                        --
                                                                    ======

                                                                    18,000
                                                                    ======

Rent expense for 1998 and 1999 was (pound)nil and (pound)9,000 respectively and (pound)18,000 for the period from August 16, 1996 (inception) through June 30, 1997.

The Company uses office space for its executive offices which it receives from its financial advisor at no cost.

6. INCOME TAXES

Due to operating losses and the inability to recognise corporation tax benefit therefrom, there is no provision for income taxes for the years ended June 30, 1998 and 1999 and for the period from August 16, 1996 (inception) through June 30, 1999.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for corporation tax purposes. Significant components of the Company's deferred tax assets are as follows:

                                                        1998         1999
                                                     (pound)      (pound)
      Capitalised start-up costs (US)                141,610       48,604
      Net operating loss carry forwards (US)          94,147       78,967
                                                    --------     --------
      Total deferred tax assets                      235,757      127,571
      Valuation allowance                           (235,757)    (127,571)
                                                    --------     --------
      Net deferred tax asset                              --           --
                                                    ========     ========

As of June 30, 1999 the Company had net operating loss carry forwards of approximately (pound)151,000 which do not expire under UK law.

7. STOCKHOLDERS' EQUITY

In January 1997, the Board of Directors and stockholders approved a 1 for 1.986 reverse split of the Company's common stock and in January 1999 effected at 1 for 15 reverse stock split. All share and per share amounts in the accompanying financial statements have been adjusted for these stock splits retroactively.


--------------------------------------------------------------------------------

Bioenvision, Inc. (formerly Ascot Group, Inc.)                             DRAFT
(a development stage company)
--------------------------------------------------------------------------------
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

8. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On September 8, 1998 the Company entered to an agreement with Glen Investments, Limited, a Jersey, Channel Islands corporation wholly owned by Kevin R. Leech, whereby Glen Investments has agreed to loan funds to the Company on an as-needed basis based upon previously agreed budgets. Mr Leech is a private investor who is also the sole owner of Phoenix Ventures Limited, a Guernsey, Channel Islands corporation and the holder of approximately 19% of the outstanding shares of Common Stock of the Company. In exchange for its agreement to loan funds to the Company, the Company issued to Glen Investments options to purchase up to 500,000 shares of Common Stock at an exercise price of $1.00 per share, all of which options are currently exercisable. As such options were issued at an exercise price greater than the fair value of common stock, no amount has been included in the statement of operations to reflect the issuance of the options. (pound)219,330 was outstanding under this agreement at June 30, 1999.

As of June 30, 1998 and 1999 financial advisors to the Company held 325,036 shares in the Company, which were issued in exchange for financial planning services rendered. These services are reflected in the statement of operations as start-up and organisational costs. They are valued at $0.01 per share, which reflects the most recent transaction for shares.

In May 1998, Bioheal Ltd., a subsidiary of the Company, entered into an agreement with Christopher B. Wood, the Chairman of the Board and Chief Executive Officer of the Company, to co-develop a gene marker and immunomodulator system for use in gene therapy and related technologies. Under the terms of the agreement, Bioheal was granted the exclusive license to make, use and sell products derived from technology, and to utilize technical information related to the technology to obtain patent and other proprietary rights to products developed by Bioheal and its collaborators from the technology for a term expiring on the date of expiration of all current and future patents covered by the agreement, subject to earlier termination under certain circumstances. In consideration of the licenses granted to Bioheal, Bioheal agreed to pay to Dr. Wood, among other things, a royalty of 10% of the gross sales revenues of all products, less and discounts or deductions for value-added taxes. In addition, Bioheal has agreed to pay, among other things, certain costs associated with pre-clinical development and clinical trials of such products. Under the terms of the agreement, the pre-clinical costs are not to exceed $1,500,000, and the clinical trial costs are not to exceed $4,000,000, unless agreed by both parties.

9. SUBSEQUENT EVENT

During October 1999 the stockholders approved the offering, through a private placement, of 1,000,000 shares of Preferred Stock in the Company.


--------------------------------------------------------------------------------
                                                                            F-12

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

EXHIBITS
Number     Description of Exhibit
------     ----------------------

2.1 Acquisition Agreement between Registrant and Bioenvision Inc. dated December 21, 1998 for the acquisition of 7,013,897 shares of Registrant's Common Stock by the stockholders of Bioenvision Inc. (1)

3.1        Certificate of Incorporation of the Registrant. (2)

3.2        By-Laws of the Registrant. (2)

10.4 Sponsored Research Agreement between Eurobiotech Corporation, Ltd. and University of Texas, MD Anderson Cancer Center dated February 26, 1998.

10.5 Co-Development Agreement between Bioheal, Ltd. and Christopher Wood dated May 19, 1998.

10.6       Co-Development Agreement between Biomed (UK) Ltd. and
           EuroLifesciences, Ltd. dated May 20, 1998.

10.7 Co-Development Agreement between Stegram Pharmaceuticals, Ltd. and Bioenvision Inc. dated July 15, 1998.

10.8 Co-Development Agreement between Southern Research Institute and Eurobiotech Group, Inc. dated August 31, 1998.

10.9 Loan Agreement between Glen Investments Ltd. and Bionenvision Inc. dated September 8, 1998 and affirmed July 15, 1999.

10.10 Co-Development and Licensing Agreement between Orion Pharmaceuticals Canada and Bioenvision Inc. dated November 1998.

10.11 Terms for a Co-Development and Licensing Agreement between WinWin Pharmaceuticals Canada and Bioenvision Inc. dated November 3, 1998.

10.13 License Agreement between Bioenvision Inc. and University College Cardiff Consultants Limited dated June 21, 1999. (_)

10.16 Employment Agreement between Bioenvision Inc. and Thomas Nelson dated July 1998.

21.1       Subsidiaries of the Registrant.

----------

(1) Incorporated by reference and filed as an Exhibit to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 12, 1999.

(2) Incorporated by reference and filed as an Exhibit to Registrant's Registration Statement on Form 10 filed with the Securities and Exchange Commission on September 3, 1998.

REPORTS ON FORM 8-K

No reports of Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        BIOENVISION INC.


                                        By:  /s/ Christopher B. Wood
                                           -------------------------------------
                                            Chairman of the Board and
                                             Chief Executive Officer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                               TITLE                                DATE
---------                               -----                                ----
/s/ Christopher B. Wood                 Chairman of the Board and  Chief     October __, 1999
-----------------------------------     Executive Officer (Principal
Christopher B. Wood                     executive officer) and Director


/s/ Andrew Turner                       Senior Vice President-Finance and    October __, 1999
-----------------------------------     Principal Accounting Officer
Andrew Turner                           (Principal financial and accounting
                                        officer)

/s/ Stuart Smith                                                             October __, 1999
-----------------------------------
Stuart Smith

/s/ George Margetts                      Chief Medical Officer               October __, 1999
-----------------------------------
George Margetts

/s/ Christopher B. Wood                  Director                            October __, 1999
-----------------------------------
Christopher B. Wood
