Form 10KSB/A
period 1999-06-30
BIOENVISION INC
filed 1999-10-18
CIK 1028205

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB/A

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

      The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of October 12, 1999, was $1,066,712.

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

      The company is an international biopharmaceutical company primarily engaged in the research and development of products and technologies for the treatment of cancer. During its development stage the Company has been primarily engaged in organizational activities, including developing a strategic operating plan, entering into various collaborative agreements for the development of products and technologies, hiring personnel and developing and testing its products. The Company plans to begin marketing its lead product, Modrefen, on a commercial scale in the U.K. prior to the end of December of 1999. The Company has assembled the core of its management team, which includes a Chairman of the Board and Chief Executive Officer, two Senior Vice Presidents and Chief Medical Officer.

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

In the year ended June 30, 1999 administrative expenses totaled pound 379,279 compared to pound 689,499 for the year ended June 30, 1998. The reduction in expenses is a result of the Company realizing cost savings following reorganization during the year.

Research and development expenses were $100,000 in the year ended June 30, 1999 compared to $-0- for the year ended June 30, 1998. The increase in research and development costs is a result of the Company increasing its research activities during 1999 in-line with the development of its products.

     Based on its current operating plan, the Company believes that the estimated minimum amount of net proceeds from its anticipated private financing will be sufficient to meet its cash, operational and liquidity requirements for at least 12 months following the completion of such financing, and that the estimated maximum net proceeds from such private financing will be sufficient to meet its cash, operational and liquidity requirements for at least 18 months following the completion thereof. The Company may, however, require additional financing within this time frame due to unanticipated changes in economic conditions or other unforeseen circumstances. In the event the Company's plans change or its assumptions change or prove to be inaccurate, the Company could be required to seek additional financing sooner than currently anticipated. The Company currently has an agreement with Glen Investments Limited, a Jersey (Channel Islands) company wholly owned by Kevin R. Leech (a private investor who is also the sole owner of Phoenix Ventures Limited, the holder of approximately 19% of the outstanding shares of Common Stock of the Company), whereby Glen Investments has agreed to loan funds to the Company on an as-needed basis based upon previously agreed budgets. A facility of pound one million is currently available to the Company based on budgets that assume the above private placement is successful. If the private placement proves to be unsuccessful, Glen Investments Ltd. has agreed to support the Company for the forthcoming year subject to satisfactory review of revised budgets. Any additional financing may not, however, be available to the Company when needed on commercially reasonable terms, or at all. If the Company is unable to obtain such additional financing, the Company's operations will, in all likelihood, cease.

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

Consolidated Statements of Cash Flows for years ended
June 30, 1998 and 1999 and for the Period From August 16,
1996 (Date of Inception) Through June 30, 1999                          F-6

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

----------

      CHRISTOPHER B. WOOD, M.D. has served as the Chairman of the Board and Chief Executive Officer of the Company since January 1999. Prior to that time, Dr. Wood served as Chairman of the Board of Eurobiotech, a subsidiary of the Company, from December 1996 through December 1998, as a general surgeon at a U.K. hospital from April 1991 to March 1994, and as a specialist surgeon at The Royal Postgraduate Medical School, London, England from April 1979 to March 1991. Dr. Wood has more than 15 years experience in the European biotechnology sector. Dr. Wood holds an M.D. degree from the University of Wales School of Medicine and the Fellowship of the Royal College of Physicians and Surgeons of Edinburgh.

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

COMPENSATION OF DIRECTORS

      Non-management directors of the Company each receive a director's fee of $1,000 per meeting for attendance at Board of Director's meetings, and are reimbursed for actual expenses incurred in respect of such attendance. The Company does not separately compensate employees for serving as directors. The Company does not provide additional compensation for committee participation or special assignments of the Board of Directors.

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

                           SUMMARY COMPENSATION TABLE

                            ANNUAL COMPENSATION           LONG-TERM COMPENSATION
                      --------------------------------- -----------------------------
                                                  OTHER               SECURITIES               ALL
                                                 ANNUAL   RESTRICTED   UNDER-                 OTHER
                                                 COMPEN-   STOCK       LYING       LTIP       COMPEN-
NAME AND PRINCIPAL             SALARY    BONUS    SATION   AWARD(S)    OPTIONS    PAYOUTS     SATION
     POSITION          YEAR     ($)       ($)      ($)       ($)        (#)         ($)        ($)
--------------------   ----    ------    ----    -------   -------    ---------   -------    --------
Christopher B. Wood
Chief Executive        1999(1)$100,000    -0-       -0-       -0-         -0-        -0-        -0-
Officer and            1998(2)$100,000    -0-       -0-       -0-         -0-        -0-        -0-
Director               1997(2)$ 50,000    -0-       -0-       -0-         -0-        -0-        -0-

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

      In July 1998 Old Bioenvision entered into an employment agreement with Thomas Nelson pursuant to which he agreed to serve as a director of Old Bioenvision for a period of two years at an annual compensation of $30,000. Upon execution of an employment agreement with the Company, Mr. Nelson's employment agreement with Old Bioenvision will terminate. In May 1997, EuroBiotech Group, Inc., a wholly-owned subsidiary of Old Bioenvision, entered into an employment agreement with Stuart Smith to serve as EuroBiotech's Executive Vice President at an annual compensation of $80,000 for a term expiring on December 31, 1999. Upon execution of an employment agreement with the Company, Mr. Smith's employment agreement with EuroBiotech will terminate. To date all compensation due to Messrs. Nelson and Smith under their respective employment agreements has been accrued.

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

                                                     AMOUNT OF
NAME OF                                              BENEFICIAL      PERCENTAGE
BENEFICIAL OWNER                                     OWNERSHIP      OWNERSHIP(1)
----------------                                     ---------      ------------
Christopher B. Wood ...........................      2,100,000(2)       29.0%
Phoenix Ventures Limited(3) ...................      1,400,000          19.3%
L. Wise Investments Limited(4) ................        887,500          12.3%
General Capital Limited(5) ....................        887,500          12.3%
Glen Investments Limited(6) ...................        500,000(7)       6.5 %
Stuart Smith ..................................         50,000             *
Thomas Nelson .................................         13,750             *
All Executive Officers and
 Directors as a group (5 persons) .............      2,163,750          29.8%

----------

(1) Based on a total of 7,249,147 shares of Common Stock outstanding as of October 13, 1999.

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

      The Company has an agreement with Glen Investments, a corporation wholly owned by Kevin R. Leech, whereby Glen Investments has agreed to loan funds to the Company on an as-needed basis based upon previously agreed budgets. Mr. Leech is a private investor who is also the sole owner of Phoenix Ventures Limited, a Guernsey (Channel Islands) corporation and the holder of approximately 19% of the outstanding shares of Common Stock of the Company. In exchange for its agreement to loan funds to the Company, the Company granted to Glen Investments options to purchase up to 500,000 shares of Common Stock at an exercise price of $1.00 per share, all of which options are currently exercisable. As of the date of this Memorandum, Glen Investments had loaned the Company a total of $280,000 (approximately pound 170,000) out of a total facility currently of pound 1 million (approximately $1.65 million).

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Bioenvision, Inc. (formerly Ascot Group, Inc.) (a development stage company)

We have audited the accompanying consolidated balance sheets of Bioenvision, Inc. (formerly Ascot Group, Inc.) (a development stage company) as of June 30, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended June 30, 1999 and for the period from August 16, 1996 (inception) through June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bioenvision, Inc. (formerly Ascot Group, Inc.) at June 30, 1999, and the consolidated results of its operations and its consolidated cash flows for each of the two years in the period ended June 30, 1999 and for the period from August 16, 1996 (inception) through June 30, 1999, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 of Notes to consolidated Financial Statements, the Company has incurred losses from operations and is not currently generating cash from operations. This factor raises substantial doubt about the Company's ability to continue as a going concern. Management's plans as to this matter are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Ernst & Young
-------------------


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

Stockholders' equity
   Common Stock, $.001 par value,
   Authorised 25,000,000 Shares;
   Issued and outstanding:
     7,249,096 at June 30, 1999                            17,307        27,284

Additional paid in capital                                188,305       296,863

Accumulated comprehensive loss and deficit
   accumulated during the development stage            (1,332,386)   (2,100,506)

Cumulative translation adjustment                          (1,313)       (2,070)
                                                       ----------    ----------
Total stockholders' equity                             (1,128,087)   (1,778,429)
                                                       ==========    ==========

Total liabilities and stockholders' equity                 53,670        84,611
                                                       ==========    ==========

See accompanying notes.


--------------------------------------------------------------------------------

Bioenvision, Inc. (formerly Ascot Group, Inc.)
(a development stage company)
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS

                                   Year ended   Year ended      Period from     Year ended
                                     June 30,     June 30,  August 16, 1996       June 30,
                                         1998         1999      (inception)           1999
                                                                    through
                                                                   June 30,
                                                                       1999
                                   Amounts in Pounds Sterling                   Amounts in
                                                                                US Dollars
                                                                                  (note 1)
TOTAL REVENUES                             --           --          21,738              --
                                   ----------   ----------      ----------      ----------

OPERATING EXPENSES
Administrative expenses               689,499      379,279       1,207,510         597,933

Research & development costs               --      100,000         100,000         157,650

Interest payable                       13,631        2,215          15,846           3,492

Minority interest                      44,955           --              --              --

Depreciation expense                   17,069       12,800          29,869          20,179

Amortisation expense                       --          899             899           1,417

                                   ----------   ----------      ----------      ----------
Operating loss                        765,154      495,193       1,332,386         780,671
Income taxes                               --           --              --              --
                                   ----------   ----------      ----------      ----------


NET LOSS                              765,154      495,193       1,332,386         780,671
                                   ==========   ==========      ==========      ==========
Basic and diluted net
  loss per share                         0.14         0.07                            0.11
                                   ==========   ==========                      ==========
Shares used in computing basic
  and diluted net loss per share    5,423,063    7,057,696                       7,057,696
                                   ==========   ==========                      ==========

See accompanying notes.


--------------------------------------------------------------------------------

Bioenvision, Inc. (formerly Ascot Group, Inc.)
(a development stage company)
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                       Accumulated
                                                                                      Comprehensive
                                                                                         Loss and
                                                      Common Stock        Additional     Retained          Total
                                              Shares        Amount   Paid in Capital      Deficit  Stockholders
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


--------------------------------------------------------------------------------

Bioenvision, Inc. (formerly Ascot Group, Inc.)
(a development stage company)
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                       Accumulated
                                                                                      Comprehensive
                                                                                         loss and
                                                      Common Stock        Additional     Retained        Total
                                              Shares        Amount   Paid in Capital      Deficit    Stockholders
                                                                                                        Equity
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


--------------------------------------------------------------------------------

Bioenvision, Inc. (formerly Ascot Group, Inc.)
(a development stage company)
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS

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


--------------------------------------------------------------------------------
                                                                             F-6

Bioenvision, Inc. (formerly Ascot Group, Inc.)
(a development stage company)
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

--------------------------------------------------------------------------------

Bioenvision, Inc. (formerly Ascot Group, Inc.)
(a development stage company)
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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



--------------------------------------------------------------------------------

Bioenvision, Inc. (formerly Ascot Group, Inc.)
(a development stage company)
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table reconciles the operating results for prior periods to the amounts reflecting restatement of prior periods to include the results of Old
Bioenvision:


--------------------------------------------------------------------------------

Bioenvision, Inc. (formerly Ascot Group, Inc.)
(a development stage company)
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
                                                                 ========


--------------------------------------------------------------------------------

Bioenvision, Inc. (formerly Ascot Group, Inc.)
(a development stage company)
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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


--------------------------------------------------------------------------------

Bioenvision, Inc. (formerly Ascot Group, Inc.)                             DRAFT
(a development stage company)
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In May 1998, Bioheal Ltd., a subsidiary of the Company, entered into an agreement with Christopher B. Wood, the Chairman of the Board and Chief Executive Officer of the Company, to co-develop a gene marker and immunomodulator system for use in gene therapy and related technologies. Under the terms of the agreement, Bioheal was granted the exclusive license to make, use and sell products derived from technology, and to utilize technical information related to the technology to obtain patent and other proprietary rights to products developed by Bioheal and its collaborators from the technology for a term expiring on the date of expiration of all current and future patents covered by the agreement, subject to earlier termination under certain circumstances. In consideration of the licenses granted to Bioheal, Bioheal agreed to pay to Dr. Wood, among other things, a royalty of 10% of the gross sales revenues of all products, less any discounts or deductions for value-added taxes. In addition, Bioheal has agreed to pay, among other things, certain costs associated with pre-clinical development and clinical trials of such products. Under the terms of the agreement, the pre-clinical costs are not to exceed $1,500,000, and the clinical trial costs are not to exceed $4,000,000, unless agreed by both parties.

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

3.1a       Amendment to Certificate of Incorporation filed 1/29/99.

3.2        By-Laws of the Registrant. (2)

10.1 Research and Development Contract between Eurobiotech Group Inc. and Forschungsgesellschaft fur Biomedizinische Technik e. V. -Helmholtz Institut dated August 18, 1997.

10.3 Research and Development Agreement between Eurobiotech Inc. and Forschungsgesellschaft fur Biomedizinische Technik e. V. -Helmholtz Institut dated August 18, 1997.

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

10.5 Co-Development Agreement between Bioheal, Ltd. and Christopher Wood dated May 19, 1998.

10.6       Co-Development Agreement between Biomed (UK) Ltd. and
           EuroLifesciences, Ltd. dated May 20, 1998.

10.7 Co-Development Agreement between Stegram Pharmaceuticals, Ltd. and Bioenvision Inc. dated July 15, 1998.

10.8 Co-Development Agreement between Southern Research Institute and Eurobiotech Group, Inc. dated August 31, 1998.

10.8a Agreement to Grant License from Southern Research Institute to Eurobiotech Group, Inc. dated September 1, 1998.

10.9 Loan Agreement between Glen Investments Ltd. and Bionenvision Inc. dated September 8, 1998 and affirmed July 15, 1999.

10.10 Co-Development and Licensing Agreement between Orion Pharmaceuticals Canada and Bioenvision Inc. dated November 1998.

10.11 Terms for a Co-Development and Licensing Agreement between WinWin Pharmaceuticals Canada and Bioenvision Inc. dated November 3, 1998.

10.12 License Agreement between Bioenvision Inc. and Royal Free and University College Medical School, London dated March 11, 1999.

10.13 License Agreement between Bioenvision Inc. and University College Cardiff Consultants Limited dated June 21, 1999.

10.14 Research Agreement between Bioenvision Inc. and Cardiff University dated July 8, 1999.

10.15 Employment agreement between EuroBiotech Group, Inc. and Stuart Smith dated May 15, 1997.

10.16 Employment Agreement between Bioenvision Inc. and Thomas Nelson dated July 1998.

21.1       Subsidiaries of the Registrant.

27.1       Financial Data Schedule

----------

(1) Incorporated by reference and filed as an Exhibit to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 12, 1999.

(2) Incorporated by reference and filed as an Exhibit to Registrant's Registration Statement on Form 10-12g filed with the Securities and Exchange Commission on September 3, 1998.

REPORTS ON FORM 8-K

No reports of Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        BIOENVISION INC.


Date: October 14, 1999                  By:  /s/ Christopher B. Wood
                                           -------------------------------------
                                            Chairman of the Board and
                                             Chief Executive Officer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                               TITLE                                DATE
---------                               -----                                ----
/s/ Christopher B. Wood                 Chairman of the Board and  Chief     October 14, 1999
-----------------------------------     Executive Officer (Principal
Christopher B. Wood                     executive officer) and Director


/s/ Andrew Turner                       Senior Vice President-Finance and    October 14, 1999
-----------------------------------     Principal Accounting Officer
Andrew Turner                           (Principal financial and accounting
                                        officer)

/s/ Stuart Smith                        Senior Vice President, Secretary     October 14, 1999
-----------------------------------     and Director
Stuart Smith

/s/ Christopher B. Wood                  Director                            October 14, 1999
-----------------------------------
Christopher B. Wood
