Form 10KSB/A
period 1999-06-30
BIOENVISION INC
filed 1999-10-28
CIK 1028205

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

       To date, the Company has incurred significant net losses, including net losses of $1,206,265 (L765,154) for the fiscal year ended June 30, 1998 and net losses of $780,671 (L495,193) for the fiscal year ended June 30, 1999. The Company had an accumulated deficit of $1,319,835 (L837,193) at June 30, 1998 and $2,100,506 (L1,332,386) at June 30, 1999 and, since that date, the Company has continued to incur significant and increasing losses. The Company anticipates that it may continue to incur significant operating losses for the foreseeable future. There can be no assurance as to whether or when the Company will generate material revenues or achieve profitable operations. The Company's independent public accountants have included an explanatory paragraph in their report on the Company's financial statements, stating that certain factors raise substantial doubt about the Company's ability to continue as a going concern.

In the year ended June 30, 1999 administrative expenses totaled $597,933 (L379,279) compared to $1,086,995 (L689,499) for the year ended June 30, 1998.
The reduction in expenses is a result of the Company realizing cost savings following reorganization during the year.

Research and development expenses were $157,650 (L100,000) in the year ended June 30, 1999 compared to $-0- for the year ended June 30, 1998. The increase in research and development costs is a result of the Company increasing its research activities during 1999 in-line with the development of its products.

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

                                        BIOENVISION INC.


Date: October 28, 1999                  By:  /s/ Christopher B. Wood
                                           -------------------------------------
                                            Chairman of the Board and
                                             Chief Executive Officer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                               TITLE                                DATE
---------                               -----                                ----
/s/ Christopher B. Wood                 Chairman of the Board and  Chief     October 28, 1999
-----------------------------------     Executive Officer (Principal
Christopher B. Wood                     executive officer) and Director


/s/ Andrew Turner                       Senior Vice President-Finance and    October 28, 1999
-----------------------------------     Principal Accounting Officer
Andrew Turner                           (Principal financial and accounting
                                        officer)

/s/ Stuart Smith                        Senior Vice President, Secretary     October 28, 1999
-----------------------------------     and Director
Stuart Smith

/s/ Christopher B. Wood                  Director                            October 28, 1999
-----------------------------------
Christopher B. Wood
