Form 10QSB
period 1999-09-30
BIOENVISION INC
filed 1999-11-19
CIK 1028205

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                   FORM 10-QSB


   [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       OR

   [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________


                           Commission File No. 0-24875


                                BIOENVISION INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                              11-3375915
-------------------------------                              ------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


                       ONE ROCKEFELLER PLAZA - SUITE 1600
                            NEW YORK, NEW YORK 10020
                    ----------------------------------------
                    (Address of Principal Executive Offices)


                                 (212) 445-6581
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


                                      NONE
              ----------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)


     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]      No [ ]


                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                        BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                               Yes [ ]      No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     The number of shares outstanding of the issuer's Common Stock, par value $0.001 per share, as of September 30, 1999, was 7,249,147.

     Transitional Small Business Disclosure Format (check one):

                               Yes [ ]      No [X]

================================================================================

                                BIOENVISION INC.

                                   FORM 10-QSB

                                   ----------

                                      INDEX


                                                                            Page
                                                                            ----
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheet
              September 30, 1999............................................  3

         Consolidated Statements of Operations
              Three Months Ended September 30, 1999 and 1998 ...............  4

         Consolidated Statements of Cash Flows
              Three Months Ended September 30, 1999 and 1998 ...............  5

         Notes to Consolidated Financial Statements ........................  6

Item 2.  Management's Discussion and Analysis or Plan of Operation.......... 11


PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K................................... 14

SIGNATURES ................................................................. 15

                                BIOENVISION INC.
                          (a development stage company)

                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                                                   September 30,
                                                                        1999
                                                                    -----------
ASSETS
Current assets:
   Cash and cash equivalents ....................................   $      --
   Accounts receivable ..........................................          --
                                                                    -----------
   Total current assets .........................................          --
Property, plant and equipment ...................................        59,304
Intangible assets ...............................................        23,797
                                                                    -----------
     Total assets ...............................................   $    83,101
                                                                    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities .............................................   $ 2,193,252
Other liabilities - related parties .............................       428,121
                                                                    -----------
     Total liabilities ..........................................     2,621,373

Stockholders' equity:
   Common stock, $0.001 par value; Authorized: 25,000,000 shares;
     Issued and outstanding: 7,249,096 ..........................        28,506
   Additional paid-in capital ...................................       310,157
   Accumulated comprehensive loss and deficit accumulated
     during the development stage ...............................    (2,874,772)
Cumulative translation adjustment ...............................        (2,163)
                                                                    -----------
Total stockholders' equity ......................................   $(2,538,272)
                                                                    -----------
Total liabilities and stockholders' equity ......................   $    83,101
                                                                    ===========


                             See accompanying notes.

                                BIOENVISION INC.
                          (a development stage company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                           Three Months Ended
                                                              September 30,
                                                       -------------------------
                                                          1999           1998
                                                       ----------     ----------
TOTAL REVENUES ...................................     $     --       $   N.A

OPERATING EXPENSES:
   General and administrative expenses ...........     $  174,650
   Research & development costs ..................        494,553
   Interest payable ..............................          6,723
   Depreciation expense ..........................          3,953
   Amortization expense ..........................            320
                                                       ----------     ----------
   Operating loss ................................       (680,199)
   Income taxes ..................................           --           N.A.
                                                       ----------     ----------
NET LOSS .........................................       (680,199)        N.A.
                                                       ==========     ==========
Basic and diluted net loss per share .............     $    (0.09)    $   N.A.
                                                       ==========     ==========
Shares used in computing basic and diluted
  net loss per share .............................      7,249,147         N.A
                                                       ==========     ==========


                             See accompanying notes.

                                BIOENVISION INC.
                          (a development stage company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                            Three Months Ended
                                                              September 30,
                                                          --------------------
                                                            1999         1998
                                                          ---------      -----
OPERATING ACTIVITIES

Net loss ..............................................   $(680,199)     $N.A.
Adjustments to reconcile net income (loss) to
  net cash provided (used) by operating activities:            --
     Other liabilities - related party ................      66,862
     Depreciation .....................................       3,953
     Amortization .....................................         320
     Accounts receivable ..............................       1,010
     Accounts payable .................................     608,038
                                                          ---------      -----
Net cash provided (used) by operating activities ......   $     (16)     $N.A.

FINANCING ACTIVITIES
  Purchases of property and equipment .................        --

INVESTMENT ACTIVITIES
  Net proceeds from issuance of common stock ..........        --
                                                          ---------      -----
Net increase (decrease) in cash & cash equivalents ....         (16)      N.A.



                             See accompanying notes.

                        BIOENVISION INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)


1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICES.

DESCRIPTION OF BUSINESS

The Company is a development stage, biopharmaceutical company primarily focused in the research and development of products and technologies for the treatment of cancer. The Company has acquired development and marketing rights to a portfolio of four platform technologies.

The Company was incorporated as Express Finance, Inc. under the laws of the State of Delaware on August 16, 1996 and changed its name to Ascot Group, Inc. on August 26, 1998 and further to Bioenvision Inc. in January 1999.

BASIS OF PRESENTATION

In January 1999 the Company merged with Bioenvision, Inc, ("Old Bioenvision") a development stage Company primarily engaged in the research and development of products and technologies for the treatment of cancer. The transaction was accounted for as a reorganization of companies under common control in a manner similar to a pooling of interests as they had a common majority shareholder. All prior period amounts have been restated to include the financial results of Old Bioenvision.

Where mergers have been accounted for as reorganizations under common control in a manner similar to a pooling of interests, no fair values have been attributed to any tangible or intangible assets, including technology rights.

The financial statements expressed in pounds sterling for the three months ended September 30, 1999 and 1998 have been restated in U.S. dollars at the prevailing exchange rate of (pound)1.00 = $1.6471 solely for the convenience of the reader only. These restatements should not be construed as representations that the pound sterling amounts actually represent U.S. dollar amounts or that they could be converted into U.S. dollars at the rate indicated or at any other rate.

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

In particular, stockholders have approved the offering, through a private placement, of 1,000,000 shares of 8% cumulative convertible preferred stock in the Company. Based on its current operating plan, the Company believes that the estimated amount of net proceeds will be sufficient to meet its cash, operational and liquidity requirements for at least the 12 months following the closing of such a private placement.

In addition, the Company has entered into an agreement with Glen Investments Limited, a related party (see note 8) whereby Glen Investments Limited has agreed to loan funds to the Company on an as-needed basis based upon previously agreed budgets. A facility of (pound)1,000,000 ($1,647,100) is currently available to the Company based on budgets that assume the above private placement is successful. If the private placement proves to be unsuccessful, Glen Investments Limited has agreed to support the Company for the forthcoming year, subject to satisfactory review of revised budgets.

                        BIOENVISION INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1999
                                   (UNAUDITED)


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

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization is provided on a reducing balance basis at the rate of 25% per year.

INTANGIBLE ASSETS

Intangible assets consist of acquired development and marketing rights to platform technologies. Acquired development and marketing rights are stated at their cost less accumulated amortization. Amortization is provided on a straight-line basis over 20 years.

RESEARCH AND DEVELOPMENT

Research and Development costs are charged to expense as incurred.

NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of common shares outstanding during the periods. Diluted net loss per share is computed using the weighted average number of common shares and potentially dilutive common shares outstanding during the periods.

Presently exercisable options to purchase 500,000 shares of common stock have not been included in the calculation of net loss per share as their effect would have been anti-dilutive.

FOREIGN CURRENCY RESTATEMENT

The functional currency of the Company is pounds sterling. The functional currency of the Company and its subsidiary, Old Bioenvision, was previously the U.S. dollar. Following various re-organizations all historical amounts have been restated with the adoption of pounds sterling as the functional currency. This did not have a material impact.

                        BIOENVISION INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1999
                                   (UNAUDITED)


2. PROPERTY PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

                                                      September 30, 1999
                                                ------------------------------
                                                (pounds sterling)    (dollars)
                                                -----------------    ---------
      Office equipment .......................         1,140            1,878
      Motor vehicles .........................        67,154          110,609
                                                      ------          -------
                                                      68,294          112,487
      Less: accumulated depreciation .........       (32,289)         (53,183)
                                                      ------          -------
                                                      36,005           59,304
                                                      ======           ======

3. INTANGIBLE ASSETS

                                                      September 30, 1999
                                                ------------------------------
                                                 (pounds sterling)    (dollars)
                                                 -----------------    ---------
       Purchased technology ..................         15,541           25,598
       Accumulated amortization ..............         (1,093)          (1,801)
                                                       ------           ------
       At September 30, 1999 .................         14,448           23,797
                                                       ======           ======

                        BIOENVISION INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1999
                                   (UNAUDITED)


4. COMMITMENTS

The Company leases its principal facilities under an operating lease arrangement. The future minimum annual rental payments are as follows for years ended June 30:

                                 (pounds sterling)       (dollars)
                                 -----------------       ---------
        2000 ..................        18,000             29,648
        2001 ..................          --                 --
        2003 ..................          --                 --
        2004 ..................          --                 --
        2005 ..................          --                 --
        Thereafter ............          --                 --
                                       ------             ------
                                       18,000             29,648
                                       ======             ======


Rent expense for the three months ended September 30, 1999 was(pound)4,500 ($7,412) and for the three months ended September 30, 1998 was (pound)2,250 ($3,706).

The Company uses office space for its executive offices which it receives from its financial advisor at no cost.

5. INCOME TAXES

Due to operating losses and the inability to recognize corporation tax benefit therefrom, there is no provision for income taxes for the three months ended September 30, 1998 and 1999.

6. STOCKHOLDERS' EQUITY

In January 1999, the Board of Directors and stockholders approved a 1-for-15 reverse stock split. All share and per share amounts in the accompanying financial statements have been adjusted for this stock split retroactively.

                        BIOENVISION INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1999
                                   (UNAUDITED)


7. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On September 8, 1998 the Company entered to an agreement with Glen Investments Limited, a Jersey (Channel Islands) corporation wholly owned by Kevin R. Leech, whereby Glen Investments has agreed to loan funds to the Company on an as-needed basis based upon previously agreed budgets. Mr. Leech is a private investor who is also the sole owner of Phoenix Ventures Limited, a Guernsey (Channel Islands) corporation and the holder of approximately 19% of the outstanding shares of Common Stock of the Company. In exchange for its agreement to loan funds to the Company, the Company issued to Glen Investments options to purchase up to 500,000 shares of Common Stock at an exercise price of $1.00 per share, all of which options are currently exercisable. As such options were issued at an exercise price greater than the fair value of common stock, no amount has been included in the statement of operations to reflect the issuance of the options.

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

8. SUBSEQUENT EVENT

During October 1999 the stockholders approved the offering, through a private placement, of 1,000,000 shares of 8% cumulative convertible preferred stock in the Company.

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

PLAN OF OPERATION

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

To date, the Company has incurred significant net losses, including net losses of $680,199 for the three months ended September 30, 1999. The Company had an accumulated deficit of $2,876,935 as of September 30, 1999 and, since that date, the Company has continued to incur significant and increasing losses. The Company anticipates that it may continue to incur significant operating losses for the foreseeable future. There can be no assurance as to whether or when the Company will generate material revenues or achieve profitable operations. The Company's independent public accountants included an explanatory paragraph in their report on the Company's financial statements for the fiscal year ended June 30, 1999, stating that certain factors raise substantial doubt about the Company's ability to continue as a going concern.

In the three months ended September 30, 1999 administrative expenses totaled $174,650. This represents an increase over administrative expenses for the prior three months as a result of the Company's activities in connection with its private placement of 8% cumulative convertible preferred stock.

Research and development expenses were $494,553 in the three months ended September 30, 1999. This represents an increase over research and development expenses for the prior three months as a result of the Company's increasing its research activities during the most recent quarter in line with the development of its products.

Based on its current operating plan, the Company believes that the estimated minimum amount of net proceeds from its anticipated private financing will be sufficient to meet its cash, operational and liquidity requirements for at least 12 months following the completion of such financing, and that the estimated maximum net proceeds from such private financing will be sufficient to meet its cash, operational and liquidity requirements for at least 18 months following the completion thereof. The Company may, however, require additional financing within this time frame due to unanticipated changes in economic conditions or other unforeseen circumstances. In the event the Company's plans change or its assumptions change or prove to be inaccurate, the Company could be required to seek additional financing sooner than currently anticipated. The Company currently has an agreement with Glen Investments Limited, a Jersey (Channel Islands) company wholly owned by Kevin R. Leech (a private investor who is also the sole owner of Phoenix Ventures Limited, the holder of approximately 19% of the outstanding shares of Common Stock of the Company), whereby Glen Investments has agreed to loan funds to the Company on an as-needed basis based upon previously agreed budgets. A facility of pound one million is currently available to the Company based on budgets that assume the above private placement is successful. If the private placement proves to be unsuccessful, Glen Investments Limited has agreed to support the Company for the forthcoming year subject to satisfactory review of revised budgets. Any additional financing may not, however, be available to the Company when needed on commercially reasonable terms, or at all. If the Company is unable to obtain such additional financing, the Company's operations will, in all likelihood, cease.

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

                          PART II -- OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

             Exhibit No.       Description of Exhibit
             -----------       ----------------------
                 27            Financial Data Schedule


     (b) Reports on Form 8-K:

             None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          BIOENVISION INC.


Date: November 19, 1999                   By: /s/ CHRISTOPHER B. WOOD
                                              ----------------------------------
                                              Christopher B. Wood
                                              Chairman of the Board and
                                              Chief Executive Officer


                                          By: /s/ THOMAS NELSON
                                              ----------------------------------
                                              Thomas Nelson
                                              Chief Financial Officer
                                              (principal financial officer and
                                              principal accounting officer)