Form 10QSB
period 1999-12-31
BIOENVISION INC
filed 2000-02-22
CIK 1028205

UNITED STATES
                  SECURITIES EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                           FORM 10-QSB

-----------------------------------------------------------------

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

       For the quarterly period ended December 31, 1999
-----------------------------------------------------------------

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

                      Yes __X____      No_______

As of December 31, 1999, the following shares of the Registrant's common stock were issued and outstanding:

Voting common stock        7,249,897

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


PART II - OTHER INFORMATION
Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . 16
Item 2.   Changes in Securities. . . . . . . . . . . . . . . . 16
Item 3.   Defaults upon Senior Securities. . . . . . . . . . . 16
Item 4.   Submission of Matters to a Vote of
          Security Holders . . . . . . . . . . . . . . . . . . 16
Item 5.   Other information. . . . . . . . . . . . . . . . . . 16
Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . 16


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . 17

PART I - FINANCIAL INFORMATION
To the Board of Directors of Bioenvision, Inc.
Dover, DE

We have reviewed the accompanying balance sheet of Bioenvision Inc., (a development stage company) as of December 31, 1999, and the related statements of loss and retained earnings and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Bioenvision, Inc.
A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

New York, New York
February 21, 2000

                           BIOENVISION INC.
                    (a development stage company)
                      CONSOLIDATED BALANCE SHEET
                             (UNAUDITED)


                                            December 31, 1999
                                               -----------
ASSETS
Current assets:
   Cash and cash equivalents ................   $      --
   Accounts receivable ......................          --
                                               -----------
   Total current assets .....................          --
Property, plant and equipment .. ..........        53,674
Intangible assets .........................        22,766
                                               -----------
     Total assets .........................   $    76,440
                                               ===========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities .......................   $ 2,301,722
Other liabilities - related parties .......       591,622
                                               -----------
     Total liabilities ....................     2,893,344

Stockholders' equity:
 Common stock, $0.001 par value;
Authorized: 25,000,000 shares;
Issued and outstanding: 7,249,096 .........        27,642
   Additional paid-in capital .............       300,761
Accumulated comprehensive loss
 and deficit accumulated
 during the development stage .............    (3,143,210)
Cumulative translation adjustment .........        (2,097)
                                               -----------
Total stockholders' equity ................   $(2,816,904)
                                               -----------
Total liabilities
and stockholders' equity ..................   $    76,440
                                               ===========

                        BIOENVISION INC.
                 (a development stage company)
             CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED)

                                             Three Months Ended
                                              December 31,
                                        -------------------------
                                           1999           1998
                                        ----------     ----------
TOTAL REVENUES ........................ $     --       $   N.A

OPERATING EXPENSES:
   General and administrative expenses  $  424,612
   Research & development costs .......    562,090
   Interest payable ...................     20,134
   Depreciation expense ...............      7,667
   Amortization expense ...............        620
                                        ----------     ----------
   Operating loss ..................... (1,015,123)
   Income taxes .......................       --           N.A.
                                        ----------     ----------
NET LOSS .............................. (1,015,123)        N.A.
                                        ==========     ==========
Basic and diluted net loss per share .. $    (0.14)    $   N.A.
                                        ==========     ==========
Shares used in computing
 basic and diluted
 net loss per share ...............      7,249,096         N.A
                                        ==========     ==========

                       BIOENVISION INC.
                 (a development stage company)
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (UNAUDITED)

                                            Three Months Ended
                                               December 31,
                                           --------------------
                                            1999         1998
                                           --------     -------
OPERATING ACTIVITIES

Net loss ............................... $(1,015,123)      N.A.
Adjustments to reconcile
 net income (loss) to net cash
 provided (used) by operating activities:      --
Other liabilities - related party ......     241,308
     Depreciation ......................       7,667
     Amortization ......................         620
     Accounts receivable ...............         979
     Accounts payable ..................     764,533
                                           ---------      -----
Net cash provided (used)
by operating activities ................   $     (16)     $N.A.

FINANCING ACTIVITIES
  Purchases of property and equipment ...      --

INVESTMENT ACTIVITIES
  Net proceeds from issuance of
  common stock ........................        --
                                           ---------      -----
Net increase (decrease) in cash
& cash equivalents ....................          (16)      N.A.

                 BIOENVISION INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999
                           (UNAUDITED)


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

The financial statements expressed in pounds sterling for the three months ended December 31, 1999 and 1998 have been restated in U.S. dollars at the prevailing exchange rate of (pound)1.00 = $1.5972 solely for the convenience of the reader only. These restatements should not be construed as representations that the pound sterling amounts actually represent U.S. dollar amounts or that they could be converted into U.S. dollars at the rate indicated or at any other rate.

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

In addition, the Company has entered into an agreement with Glen Investments Limited, a related party (see note 8) whereby Glen Investments Limited has agreed to loan funds to the Company on an as-needed basis based upon previously agreed budgets. A facility of (pound)1,000,000 ($1,597,200) is currently available to the Company based on budgets that assume the above private placement is successful. If the private placement proves to be unsuccessful, Glen Investments Limited has agreed to support the Company for the forthcoming year, subject to satisfactory review of revised budgets.

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


2. PROPERTY PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

                                         December 31, 1999
                                  ------------------------------
                                  (pounds sterling)    (dollars)
                                  -----------------    ---------
      Office equipment ........         1,140            1,820
      Motor vehicles ..........        67,154          107,258
                                       ------          -------
                                       68,294          109,078
      Less: accumulated depreciation  (34,689)         (55,404)
                                       ------          -------
                                       33,605           53,674
                                       ======           ======

3. INTANGIBLE ASSETS

                                          December 31, 1999
                                   -----------------------------
                                   (pounds sterling)    (dollars)
                                   -----------------    ---------
       Purchased technology ......     15,541           24,822
       Accumulated amortization ..     (1,287)          (2,056)
                                       ------           ------
       At September 30, 1999 .....     14,254           22,766
                                       ======           ======



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
                                       ======             ======

Rent expense for the three months ended December 31, 1999 was (pound) 9,000 ($14,375).

The Company uses office space for its executive offices which it receives from its financial advisor at no cost.

5. INCOME TAXES

Due to operating losses and the inability to recognize corporation tax benefit therefrom, there is no provision for income taxes for the three months ended December 31, 1998 and 1999.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

Bioenvision is a development stage international bio-pharmaceutical company with a primary focus on the diagnosis and treatment of cancer. Bioenvision's aim to manage the convergence of groundbreaking science to create strong, commercially successful cancer treatments has been actively pursued in the last quarter.

During that last quarter, pre-clinical studies of the estrogen receptor beta product have progressed and strongly suggest that the product has a significant action on the newly described hormone receptor, ER-beta. In particular, the product has been shown to modulate binding of hormone to ER-beta receptor in normal prostate and prostate cancer cell lines. The company expects to commence Phase II clinical trials of Modrefen in prostate cancer within the next quarter. It should be noted that the product is already licensed for the treatment of advanced breast cancer. The addition of prostate cancer as a possible target for the drug greatly extends the commercial potential for the product. There is, of course, no guarantee that clinical trials will be successful.

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

Bioenvision is also currently exploring the possibility of licensing and co-marketing certain products with several major pharmaceutical and biotechnology companies. In order to market its products effectively, Bioenvision intends to establish a dedicated oncology sales force for the North American market while establishing a joint venture sales force in Europe.

The Company's lead product, Modrefen, has undergone extensive experimental testing to confirm its mode of action on the newly discovered second estrogen receptor, ERbeta. The tests have shown that Modrefen modulates ERbeta specifically with little or no action on ERalpha. Management believes this action makes it the first commercially available selective estrogen receptor modulator (SERM) to specifically target the second receptor, which distinguishes it from other SERMs. Data from recent studies show that Modrefen also modulates ERbeta in the prostate, and in prostate cancer cell lines. Since ERbeta is believed to play an important role in controlling growth of the prostate, an ERbeta modulator could be an important agent in the management of benign prostatic hypertrophy and prostate cancer. Animal studies with Modrefen have shown the drug decreases prostate gland weight by up to 60%. Clinical trials of Modrefen in prostate cancer are planned. Clinical trials are continuing with Modrefen for the treatment of Cushings disease in dogs. This adrenal disorder is a relatively common illness in certain types of dogs, and Modrefen has been shown to be effective. A clinical trial of Modrefen for the treatment of laminitis in horses is in progress and early results show the drug to be effective in this condition. The large scale clinical trials are a prelude to plans to launch the product in veterinary practices in the USA.

Bioenvision is actively developing the purine nucleoside, clofarabine, which it acquired under license from Southern Research Institute, Birmingham, Alabama. A Phase I clinical trial has been completed at the M D Anderson Cancer Center, Houston. The trial showed the drug to be a potent immunosuppressive agent, with no unexpected toxicity. A Phase II trial of the drug in acute and chronic leukemia has commenced.

Bioenvision's Gene Therapy program has seen significant developments over the past few months. The clinical trial of the albumin gene product in patients with hypoalbuminemia due to cirrhosis of the liver has shown no major toxic reactions to the product. Furthermore, all patients treated showed a rise in serum albumin levels that was sustained for up to five months in some cases. The work that Bioenvision has acquired under license relates to DNA Vectors and the use of muscle element promotors to enhance the production of protein from gene sequences. Early clinical trials, as well as laboratory experiments, have shown that combining the muscle elements with a known gene will induce skeletal muscle to produce the gene product. This technology has considerable potential in a wide range of human diseases. In the past few months animal experiments and a limited clinical trial have been conducted with other gene products. These experiments confirm that the muscle-element plasmid is an effective vector for expression of gene product. Bioenvision has agreed to continue the pre-clinical development of the technology and to expand the possible applications of the invention.

Bioenvision is considered a development-stage company for accounting purposes because it has not generated any material revenues to date. Accordingly, Bioenvision has no relevant operating history upon which an evaluation of the Company's performance and prospects can be made. Moreover, Bioenvision is still subject to all of the business risks associated with a new enterprise, including, but not limited to, risks of unforeseen capital requirements, lack of fully developed products, failure of market acceptance, failure to establish business relationships, reliance on outside contractors for the manufacture and distribution of proposed products, and competitive disadvantages as against larger and more established companies. The likelihood of the success of Bioenvision must be considered in light of the development cycles of new pharmaceutical products and technologies and the competitive and regulatory environment in which the Company operates.

Bioenvision's viability to operate as a going concern is dependent upon raising additional capital, and ultimately, having net income. The Company requires additional capital principally to meet its costs for the implementation of its business plan, for general and administrative expenses and to fund research and development into oncology focused products. The Company does not have a working capital line of credit with any financial institution. Therefore, future sources of liquidity will be limited to the Company's ability to obtain additional debt or equity funding. There is no guarantee that the Company will be able to generate sufficient revenue or income to fully implement its business plans.


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

For the most recent quarter, the Company has incurred significant net losses of GBP 412,968. The Company had an accumulated deficit of GBP1,541,055 compared with GBP1,128,087 for the previous quarter ending June 30, 1999. The Company anticipates that it may continue to incur significant operating losses for the foreseeable future. There can be no assurance as to whether or when the Company will generate material revenues or achieve profitable operations. The Company's independent public accountants have included an explanatory paragraph in their report on the Company's financial statements, stating that certain factors raise substantial doubt about the Company's ability to continue as a going concern.

For the quarter ended September 30, 1999 administrative expenses totaled pound 106,035 compared to pound 87,234 for the quarter ended September 30, 1998. The increase in expenses is a result of the Company's attempt to further develop its technology platform. Research and development expenses were GBP 300,257 for the quarter ended September 30, 1999 compared to GBP 25,000 for the quarter ended September 30, 1998. The significant increase in research and development costs is a result of the Company increasing it's research activities in accordance with the development of its products.

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

The Company currently has an agreement with Glen Investments Limited, a Jersey (Channel Islands) company wholly owned by Kevin
R. Leech (a private investor who is also the sole owner of Phoenix Ventures Limited, the holder of approximately 19% of the outstanding shares of Common Stock of the Company), whereby Glen Investments has agreed to loan funds to the Company on an as needed basis based upon previously agreed budgets. A facility of GBP is currently available to the Company based an budgets that assume the above private placement is successful. Glen Investments Ltd. has agreed to satisfactory review of revised budgets. Any additional financing may not, however, be available to the Company when needed on commercially reasonable terms, or at all. If the Company is unable to obtain such additional financing, the Company's operations will, in all likelihood, cease.


YEAR 2000 ISSUE

The Company has not experienced any problems relating to the year
2000 issue and has therefore not incurred any additional costs or expenses.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

There are currently no pending legal proceedings against the company.

Item 2.   Changes in Securities

There have been no changes in the Company's securities for the period reported.

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

Item 6.   Exhibits and Reports on Form 8-K
There have been no Reports on Form 8-K for the period covered by this filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


______________________
Bioenvision, Inc.
(Registrant)
/s/ Christopher Wood
President

Date: February 21, 2000