Form 10QSB
period 2000-03-31
BIOENVISION INC
filed 2000-05-23
CIK 1028205

UNITED STATES
                  SECURITIES EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                           FORM 10-QSB

-----------------------------------------------------------------

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

       For the quarterly period ended March 31, 2000

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

As of March 31, 2000, the following shares of the Registrant's common stock were issued and outstanding:

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

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . 17


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . 18

PART I - FINANCIAL INFORMATION

                        BIOENVISION INC.
                  (A Development Stage Company)
              CONDENSED CONSOLIDATED BALANCE SHEET

                                      As Of            As Of
                                  March 31, 2000   March 31, 1999
                                    (Unaudited)     (Unaudited)
                                 --------------------------------
ASSETS
Current Assets
Cash                                      0                 0
Accounts Receivable                       0                 0
                                 ___________       ___________
Total Current Assets                      0                 0
Property Plant and Equipment         49,928                 0
Intangible Assets                    22,496             7,014
                                 ___________       ___________
TOTAL ASSETS                         72,424             7,014

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities               2,661,349           115,988
Other Liabilities -
  Related Parties                   770,226            18,650
                                 ___________       ___________
Total Liabilities                 3,431,575           134,638

Stockholders' Equity
 Common Stock, $.001 par value,
 Authorized 25,000.000 Shares;
 Issued and Outstanding as of
 March 31, 1999 7,243,897 shares;
 Issued and Outstanding as of
 March 31, 2000 7,249,096 shares;     7,249             7,244

Additional Paid in Capital          301,288            45,170
Deficit Accumulated During the
Development Stage                (3,686,029)         (180,038)
Cumulative Transition Adj.           (2,101)               -
                                 ___________       ___________

Total Stockholders' Equity       (3,359,151)         (127,624)

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                72,424             7,014

The accompanying notes and accountant's report are an integral part of these financial statements.

                        BIOENVISION, INC.
                  (A Development Stage Company)
            CONDENSED CONSOLIDATED STATEMENT OF LOSS
                          (Unaudited)

                                        For the 3 Mos Ended
                                             March 31
                                         2000         1999
                                     ------------------------

TOTAL REVENUES:                         $       0    $      0

OPERATING EXPENSES:
 General and Administrative Expenses      605,584     114,763
 Research and Development Costs           900,003          -
 Interest Payable                          36,170          -
 Depreciation Expense                      11,520          -
 Amortization Expense                         931          -
                                         _________  _________

OPERATING LOSS                         (1,554,211)   (114,763)

Income Taxes                                   -           -

NET LOSS                               (1,544,211)   (114,763)

Basic and diluted net loss per shares        0.21        0.01

Shares used in computed basic and
 diluted net loss per share             7,249,096   7,243,897


The accompanying notes and accountant's report are an integral part of these financial statements.

                       BIOENVISION, INC.
                  (A Development Stage Company)
              STATEMENT OF CASH FLOWS (unaudited)

                            For the 3 mos       For the 3 mos
                                Ended               Ended
                                 to                   to
                           March 31, 2000       March 31, 1999
                        ________________________________________
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                        $(1,554,211)        $ (114,763)

Adjustments to Reconcile Net Loss
to Net Cash Used in operating
Activities:
 Other liabilities
       - related party              419,298                 -
 Depreciation                        11,520                 -
 Amortisation                           931                 -
 Accounts receivable                    979                 -
 Accounts payable                 1,121,467            112,263
                                 ___________        ___________
Net Cash Used in
Operating Activities                    (16)             2,500

CASH FLOWS FROM FINANCING
ACTIVITIES:
 Purchase of property and
     equipment                            -                 -
 Proceeds from issuance of
     Common stock                         -              7,014
 Increase in loan payable                 -              2,500
                                 ___________        ___________
Net Cash Provided
by Financing Activities                   -              9,514
                                 ___________        ___________

Net increase (decrease) in
cash and cash equivalents               (16)                 0

Cash at Beginning of Period              16                  0

Cash at End of Period                     0                  0

Supplemental Disclosure of
Cash Flow Information
Cash Paid During the Period for
Interest Expense                          0                  0
Corporate Taxes                           0                  0


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

B. Basis of Presentation

Financial statements are prepared on the accrual basis of accounting. Accordingly, revenue is recognized when earned and expenses when incurred. The financial statements expressed in pounds sterling for the six months ended 31 March, 2000 have been restated in U.S. dollars at the prevailing exchange rate of GBP1.00 = $1.60 solely for the convenience of investors.


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


NOTE 2 - PROPERTY, PLANT AND EQUIPMENT

The Company subleases 1,000 square feet of space for its executive offices at Talbot House, High Street, Crowthorne, Berks, UK which it receives from one of its shareholders at $2,500 per month beginning January 1, 1999. The Company uses 1,000 square feet of office space for executive offices at 590 Madison Avenue, New York, New York for $2,500 per month beginning January 1, 1999. Both offices are sublet from Warren Capital Ltd. The lease agreements run for the year ended December 31, 1999. Rent expense for the nine months ended March 31, 2000 was GBP13,500 ($21,600).


                                        March 31, 2000
                                 (Pounds sterling)    (Dollars)

        Office equipment                 1,140         1,824
        Motor Vehicles                  67,154       107,446
                                     --------------------------
                                        68,294       109,270
Less: accumulated depreciation         (37,089)      (59,342)
                                     --------------------------
                                        31,205        49,928

NOTE 3 - EARNINGS PER SHARE

         Net Loss per share          $( 0.02)


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


NOTE 6 - INTANGIBLE ASSETS

                                        March 31, 2000
                                 (Pounds sterling)    (Dollars)
     Purchased Technology               15,541         24,866
     Accumulated Amortization           (1,481)        (2,370)
                                     --------------------------
     At March 31, 2000                  14,060         22,496

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

Bioenvision is a development-stage, biopharmaceutical company primarily focused on the research and development of products and technologies for cancer treatment. The Company has acquired development and marketing rights to a portfolio of four platform technologies that have been developed over the past fifteen years, from which seven products and five product candidates have been derived and additional products may be developed in the future. Bioenvision's primary objectives are to commence marketing its lead product, Modrefen, and to continue developing its existing platform technologies and commercializing products derived from those technologies.

Bioenvision has continued the clinical and pre-clinical development of the platform technologies and the lead products arising from them. For the lead product, Modrefen, the company has been preparing the ground for additional clinical trials in breast and prostate cancer. Modrefen has been extensively tested in almost 800 patients with advanced breast cancer. Sub-set analysis showed that the drug worked best in patients who had responded to hormonal therapy, with response rates in excess of 40% in this group. It was on the basis of these data that the product license was granted in the UK. New trials will explore the role of ERb in the development of resistance to hormone therapy and the potential use of Modrefen in hormone refractory patients through its action on the second estrogen receptor. Trials of Modrefen are also planned to explore the role of the drug on ERb in prostate cancer. The estrogen receptor is known to play some part in controlling normal prostate growth and may also influence growth of prostate cancer. Pre-clinical tests have indicated that Modrefen can decrease prostate growth in animals and will modulate ligand binding to ERb in prostate cancer cell lines. There can be no guarantee that this can be translated into clinical efficacy.

The emphasis has been on the role of the products in oncology, the company's prime focus area. However, alongside the development in the cancer field the company has also been evaluating the potential for its products in other therapeutic areas. This has not incurred additional funding for the company but has been done as part of the ongoing evaluation of the product under existing and approved budgets. Modrefen has a product license in the USA for the treatment of hyper-adrenal conditions, such as Cushing's disease and Conn's syndrome. Both diseases are uncommon in man and the market potential is small. However, Cushing's disease is not uncommon in certain breeds of dog, and trials have been conducted for this condition in Italy, Australia, South Africa and at the lead center at the Royal Veterinary College in Cambridge, England. The trials have confirmed the drug's efficacy in treating the disease and have also concentrated on formulation, dosage and timing of administration of the drug. The preliminary results were presented at an international scientific meeting recently in the USA. To data, the company has had no plans to develop the veterinary market but, with the excellence of the new data, this position is being reviewed. Discussions have begun with a company to distribute the product to the veterinary market in the UK. Negotiations are at an advanced stage with a biotech company in Germany for the sub-licensing of the commercial rights to Modrefen in the European marketplace. It has alwayd been the company's strategy to develop the products primarily for the USA oncology market and to seek partners for the other international markets.

The Phase II trial of clofarabine has commenced at the M D Anderson Cancer Center, Houston. The drug is being given to fludarabine-resistant patients with chronic lymphocytic leukemia and to patients with acute leukemia. The trial has a long way to go before completion but early results are promising. There can be no guarantee that the trial will be successful or that the drug will reach market. The Food and Drug Administration have asked for additional information on the manufacturing process of clofarabine, and that information has been supplied.

The gene therapy program has continued with evaluation of the patients originally treated with the albumin gene product. All patients entered into that trial had a response to the treatment, with an increase in serum albumin levels and an improvement in clinical condition. Some of the patients have had further injections of the plasmid, and all have had a response. The company plans to expand the clinical trial in patients with hypoalbuminemia once a suitable manufacturer of the plasmid can be identified. The manufacturing process is critical to the efficacy of the pasmid; initial batches of the product were made using a modified plasmid construct and efficacy was lost. The company is actively exploring new routes for manufacture of the product. In addition, the plasmid has been combined with the thrombopoietin gene. Experiments have confirmed the ability of the plasmid to increase platelet counts in animals.

The fourth platform technology group - the cytostatic agents - has also been advanced in recent months. The company has been evaluating a number of compounds that inhibit the retinoic acid metabolizing enzyme. This leads to a build-up of retinoic acid in cells. Since retinoic acid is important in maintaining differentiation of cells and has been shown to have an anti-proliferative effect in cancer, these compounds may have important clinical applications. The company has identified two compounds in particular that exhibit strong inhibition of the RA metabolizing enzyme and little or no toxicity to normal cells. These compounds will be further evaluated over the next six months and specifically to explore their effect on cancer cells.


YEAR 2000 ISSUE

The Company did not incur any problems, costs or expense related to the year 2000 issue.

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

Date: May 22, 2000