Form 10KSB40
period 2000-06-30
BIOENVISION INC
filed 2000-11-13
CIK 1028205

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB


(Mark One)
   X         Annual report under Section 13 or 15(d) of the Securities Exchange
 -----       Act of 1934. For the fiscal year ended June 30, 2000.

                                       OR

             Transition report under Section 13 or 15(d) of the Securities
 ----- Exchange Act of 1934 for the transition period from ________________ to ________________.

                         Commission File Number: 0-18299

                                BIOENVISION, INC.
                                -----------------
                 (Name of Small Business Issuer in Its Charter)

                 Delaware                                 11-3375915
     ------------------------------                      ------------
    (State or Other Jurisdiction of                     (IRS Employer
     Incorporation or Organization)                   Identification No.)

                Suite 1600
         One Rockefeller Plaza
           New York, New York                                 10020
      ----------------------------                           -------
 (Address of Principal Executive Offices)                   (Zip Code)

       Registrant's telephone number, including area code: (212) 521-4496

        Securities Registered Pursuant to Section 12(b) of the Act: None

           Securities Registered Pursuant to Section 12(g) of the Act:


                              Title of Each Class:
                               -------------------

                         Common Stock, $0.001 par value

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The issuer's revenues for its most recent fiscal year were $0.

     The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of October 2, 2000, was $14,503,707.

     The number of shares of common stock outstanding as of November 9, 2000 was 8,476,429.

                                     PART I

          The information set forth in this Report on Form 10-KSB including, without limitation, that contained in Item 6, Management's Discussion and Analysis and Plan of Operation, contains "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be different from the expectations expressed in this report.

Item 1.  Description of Business

         Bioenvision is a development-stage, biopharmaceutical company primarily engaged in the development of products and technologies for the treatment of cancer. We have acquired development, manufacturing and marketing rights to four platform technologies from which a range of products have been derived to date and from which we anticipate developing additional products in the future. We aim to continue developing our existing platform technologies, acquire additional technologies and products with multiple uses when attractive opportunities arise from time to time, and commercialize products for the multi-billion dollar cancer treatment market. Although we are primarily focused on developing anti-cancer products, almost all of the products in our portfolio have a broader application. We plan to develop non-cancer applications in partnership with major pharmaceutical companies rather than through independent development and marketing efforts.

         We expect to begin marketing our product for the treatment of post-menopausal breast cancer on a commercial scale in the United States and in Europe in the second quarter of 2001. The product is already FDA-approved in the United States for another use but we plan to apply to use the drug in the United States for treatment of hormone sensitive cancers, such as breast cancer and advanced prostate cancer, in 2001. In addition, three of the other products and technologies to which we have acquired rights are presently being tested in clinical trials, and an additional eight are in the pre-clinical stage of development. Assuming the successful completion of clinical trials, we anticipate that by the end of 2002, five of our products and technologies will have received regulatory approval for specific disease (primarily cancer) treatment indications in the United States or Europe and seven will be in the clinical stages of the development process.

         Market Overview

         The term "cancer" encompasses a large number of diseases that affect different parts of the human body through different mechanisms. Cancer is the second leading cause of death in the United States according to a report on 1998 death statistics by the United States Centers for Disease Control and Prevention's National Center for Health Statistics. The American Cancer Society estimates that one in three Americans will be diagnosed with some form of cancer in their lifetimes, and that in 2000 approximately 1.2 million new cases of invasive cancer will be diagnosed and approximately 550,000 Americans will die of cancer, more than 1,500 per day, and those statistics do not include most kinds of skin cancer. Cancer is a problem world-wide. For example, in its Autumn 2000 Health Statistics

Quarterly report, the United Kingdom's Office of National Statistics estimated that men and women in England and Wales have a 40% chance of developing some form of cancer during their lifetimes. The CDCP and National Institutes of Health estimate that the direct medical costs of treating cancer in the United States amounts to more than $37 billion per year, more than half of which is spent on treatment of lung, breast and prostate cancers. A recent Cancer Report article estimated that world-wide sales of anti-cancer products were more than $15 billion in 1998, and that the market would nearly double to about $30 billion by 2003.

         The Problem

         To date, the apparent diversity of cancer diseases has required use of a variety of different products and techniques developed to treat specific cancers. Development and commercialization of such products and techniques are typically time-consuming and costly. The treatments themselves, consequently, are costly to consumers. The products have varying degrees of efficacy, particularly when detected in the early stages, but these products have limitations in treating certain types and stages of cancer. No effective treatments exist at all for many types or advanced stages of cancer. Current treatments for many cancers frequently involve invasive procedures in uncomfortable, unsettling hospital environments and entail significant, painful recovery periods. Treatments with drugs frequently must be administered in hospital or medical office settings, may be invasive, and often involve debilitating, painful and undesirable side effects.

         Our Solution:  Our Portfolio of Platform Technologies

         We are primarily focusing on cancer drugs that treat cancer in novel ways or are more cost-effective and more patient-friendly than current treatments. We will particularly aim to commercialize products that will permit less invasive treatment regimens, possibly at non-hospital sites or even in homes, with an improved patient quality of life during treatment as compared with many currently used treatments. We have acquired long-term rights in a number of platform technologies for this purpose. The description of a particular compound as a product in this document does not mean that its efficacy has been proven, that it is ready to be commercialized, or that it does not require further development and testing, unless the context clearly indicates otherwise.

         The following is a description of our current portfolio of technologies, products and products in development.

                                      Disease Intended           Current Stage of             Anticipated Time
 Product/Compound                       to Be Treated              Development(1)              Until Marketed
 ----------------                     ----------------           ----------------             ----------------
Cancer Treatment

Modrefen                              Breast cancer                At market                     ---
Abetafen                              Prostate cancer              Phase II trials               2 years
Clofarabine                           Leukemia/lymphoma            Phase II trials               18 months
Clofarabine                           Solid tumors                 Phase I trials                2 years
Cytostatics                           Bladder cancer               Phase I trials                3 years
RA inhibitor                          Leukemia                     Pre-clinical                  4 years
Hormone blocker                       Prostate cancer              Pre-clinical                  4 years

Gene Therapy

Product 1                             Leukemia                     Phase I/II                    3 years
Product 2                             Cancer support               Phase I/II                    3 years

Non-Cancer Applications

Trilostane                            Alzheimer's disease          Pre-clinical                  2 years
Trilostane                            Cushing's disease            At market                     ---
Clofarabine                           Transplantation              Phase I trials                3 years
Gene Therapy                          Vaccines/Cirrhosis/          Research & development
                                      Diabetes/MS                  phase                         5 years

-------------------------

(1) Development Stage refers to the current stage of development of the most advanced indication.

         Research activities include research related to specific targets and the identification of lead compounds.

         Lead compounds are chemicals that have been identified that meet pre-selected criteria in cell culture models for activity and potency against specific targets. More extensive evaluation is then undertaken to determine if the compound should be selected to enter into pre-clinical development. Once a lead compound is selected, chemical modification of the compound is then undertaken to create the best drug candidate.

         Pre-clinical includes pharmacology and toxicology testing in pre-clinical models in vitro and in vivo, formulation work and manufacturing scale-up to gather necessary data to comply with applicable regulations prior to commencement of human clinical trials.

         Clinical trials are typically conducted in three sequential phases that may overlap. In Phase I, initial introduction of the pharmaceutical into healthy human volunteers, the emphasis is on testing for safety or adverse effects, dosage tolerance, metabolism, distribution, excretion and clinical pharmacology. Phase II involves studies in a limited patient population to determine the efficacy of the pharmaceutical for specific targeted indications, to determine dosage tolerance and optimal dosage and to identify possible adverse side effects and safety risks. Once a compound is found to be effective and to have an acceptable safety profile in Phase I and II evaluations, Phase III trials are undertaken to evaluate clinical efficacy further, to further test for safety within an expanded patient population at multiple clinical study sites, and to compare the results of the trials with those of currently available treatments. Sometimes Phase I and II trials or Phase II and III trials are combined. The FDA reviews both the clinical plans and the results of the trials and may discontinue the trials at any time if there are significant safety issues.

(2) Trilostane is currently marketed in the United Kingdom for the treatment of post-menopausal breast cancer. It has also received regulatory marketing approval in several other countries, including the United States and Canada, for the treatment of certain adrenal disorders, such as Cushing's disease. We intend to file an investigational new drug application for trilostane for the treatment of breast and prostate cancer in the United States within the next 6 months.

         Our Products

         Cancer Treatments

         Hormone Receptor Modulators--Trilostane. We have acquired commercial rights to a group of compounds that modulate hormone binding to cancer cells and thereby block the hormone's ability to accelerate cancer cell growth. This is a rapidly developing new area of medicine in which we plan to take a leading role. The lead compound, trilostane, marketed under the trade names ModrenalTM and ModrastaneTM, is already approved by United Kingdom regulatory authorities for the treatment of advanced post-menopausal breast cancer. Clinical trials have shown trilostane to be effective in patients, particularly after treatments with hormonal therapy, for example with tamoxifen, are no longer effective.

         Breast cancer is a hormone-dependent disease. A major part of modern treatment focuses on blocking the action of estrogen, either at the site of production of estrogen in the body or at the cell's estrogen receptor. The objective of such treatment is to block the hormone's ability to accelerate cancer cell growth. Tamoxifen, the drug most frequently prescribed for those treatments, has been successful in improving response rates and survival in women with breast cancer. However, after initial success, hormonal treatments with tamoxifen often fail. The clinical trials show trilostane to be very effective in this situation.

         Until recently, it was believed that estrogen acted via a single receptor on the cancer cell. However, it now appears that more than one estrogen receptor exists. In addition, there are other receptors that may have an effect on the cancer cell. Scientists at Queen Mary College, working on our behalf, have developed data that appears to indicate that trilostane changes the binding of hormones, such as estrogen, to a newly-discovered estrogen receptor (ER(beta)) that is not affected by tamoxifen. Studies have shown ER(beta) to be present in over 40% of all breast cancers.

         Several hormones, including androgens and estrogen, control the human prostate gland. Prostate cancer is initially hormone-dependent and treatment is usually directed toward blocking the action of the relevant hormones. Unfortunately, it has been a common occurrence for the cancer cells to become resistant to the standard hormonal agents. We believe that, as is the case with current hormonal breast cancer treatments, this most likely results from the inability of currently available treatments to block all receptors on the prostate cancer cells. ER(beta) is also present in the prostate and the uterus. Scientists at Queen Mary College, London, working on our behalf, have developed data that indicate that trilostane and its derivatives may be effective in treating cancers affecting those organs by inhibiting hormone receptors that are not blocked by commonly used drug treatments. Since trilostane has been shown to specifically modulate ligand binding to ER(beta), it appears to be the first commercially available drug to have this specific action.

         Trilostane has been approved in several countries, including the United States and Canada, for the treatment of certain uncommon adrenal disorders, such as Cushing's disease. Since adrenal disorders are relatively uncommon in humans, our strategy is not to aggressively market trilostane for treatment of adrenal disorders but, rather, to focus our marketing efforts on use of trilostane for cancer treatments. Our initial market focus will be on use of trilostane in treatment of breast cancer, for which we believe there is a large potential market. We intend to file for applicable regulatory approval of trilostane for treatment of breast cancer in the United States within the next six months. We intend to file in the United States within the next 3 months an IND for the use of trilostane in treatment of prostate cancer. We will pursue opportunities for adrenal disorder products on a smaller scale, principally in the veterinary marked, which we believe will generate modest revenues over the near term. Under the terms of our co-development agreement with Stegram Pharmaceuticals Limited, we were granted the exclusive worldwide license, excluding Japan and South Africa, to make, use and sell products derived from this technology. This license expires on the date of expiration of the last patent covered by the license. In exchange for this license, we agreed to pay 10% royalty payments based on net sales of products derived from the technology.

         DNA Repair Inhibitors--Clofarabine. We have an agreement with the Southern Research Institute in Birmingham, Alabama to co-develop purine-based nucleosides, the lead compound of which is known as clofarabine. Clofarabine was discovered, patented and developed pre-clinically by scientists at Southern Research Institute. Clofarabine is currently in Phase II trials at the University of Texas M D Anderson Cancer Center in Houston, Texas primarily for treatment of hematological cancers. Based on third party pre-clinical studies and Phase I trials conducted to date, clofarabine appears to be effective in the treatment of leukemia and lymphoma. It is claimed by the investigative group to be ten times more potent in its action on the leukemic cell than the current market leader in this class of drugs.

         Clofarabine appears to prevent DNA repair of cancer cells after treatment with certain chemotherapy drugs and, when used in combination with them, could extend the duration of action and increase the potency of those chemotherapy agents. Unlike many of its major competitors which are administered intravenously, clofarabine will likely be developed for oral administration, thereby making it easier for patients to receive treatment.

         Clofarabine also has been shown to have anti-tumor activity in pre-clinical experiments against several solid tumors including cancers of the colon, kidney and prostate. This further distinguishes clofarabine from other drugs in its class that have shown relatively little activity against solid tumors. If clinical trials confirm this activity, clofarabine could be used to treat a broad range of solid tumors. According to the American Cancer Society, cancer of the colon is one of the most common cancers in the Western world, with approximately 200,000 new cases in the United States alone each year. Surgery is the most successful treatment for the primary tumor. Once the cancer has spread the results of chemotherapy are disappointing and long-term survival figures have changed very little in the past fifty years. There is a great need for an effective chemotherapeutic agent to treat this disease, and a huge market potential exists for any drug that can induce tumor regression in patients with metastatic colon cancer. According to the American Cancer Society, prostate cancer affects 181,000 new patients in the United States each year. Initial treatment is directed at hormonal control of the disease, but in the event control is not achieved chemotherapy or radiation treatment is usually required. We currently intend to develop clofarabine as a potential drug for the treatment of colon and prostate cancer, including such cancers in advanced stages. This development program will run in conjunction with the program for hematological cancers, but we expect that it will take longer to complete clinical trials for this use of the drug and that a different marketing approach will be required in that market.

         We intend to request orphan drug designation for clofarabine for treatment of leukemia and lymphoma. If granted, this would enable us to apply for FDA approval for use of clofarabine in the treatment of leukemia and lymphoma upon completion of Phase II clinical trials and without having to conduct Phase III clinical trials. Under the terms of our agreement with Southern Research Institute, we were granted the exclusive worldwide license, excluding Japan and Southeast Asia, to make, use and sell products derived from the purine nucleoside technology. This license expires on the date of expiration of the last patent covered by the license, subject to earlier termination under certain circumstances. In exchange for this license, we agreed to pay the Southern Research Institute royalty payments based on gross sales of products derived from such technology.

         It is unlikely that we will be able to request orphan drug designation for solid tumor treatment products. As a result, the regulatory approval cycles of those products are expected to be longer than those for our hematological cancer products.

         Cytostatic Agents. We have acquired rights to three distinct groups of drugs which, we believe, may each play an important role in treating cancers by limiting the rate of growth of cancer cells. We believe that the drugs can do this by preventing the cells from dividing, although each of the groups of drugs appears to have a different specific mode of action. Limiting the explosive rate of growth that is characteristic of cancer cells would downgrade the malignant expression of those cells; that is, it would make the cells less cancer-like and more like normal cells.

         In the first group of drugs, the main compound acts by blocking an enzyme in the cancer cell wall. These drugs are synthetic analogs of a drug derived from a naturally grown plant. It has shown anti-cancer activities in humans in initial studies. We have refined the compound to enhance its potency and decrease its toxicity. We have named the leading drug in this class of cytostatic agents Oncostat(TM). We plan to develop more potent analogs of Oncostat and study their role in the process of cell differentiation and the prevention of the spread of cancer cells. Oncostat has been approved for Phase I trials at a leading United Kingdom cancer center.

         The second group of compounds blocks an enzyme, that can be acquired by cancer cells, that destroys retinoic acid (RA), a derivative of vitamin A. RA helps cells to retain their normal structure and functionality (differentiation) rather than transforming into cancer cells. RA has even been shown in some pre-clinical studies to reverse the malignant expression of some types of cancer cells. By blocking the enzyme, RA will be removed more slowly from the cell and will have longer to act to maintain normal cell differentiation. This represents a novel approach to preventing or decreasing the malignant transformation of cells.

         Synthetic retinoids have been used in the treatment of oral leukoplakia and head and neck cancers, but they can produce significant toxicity. Also, the administration of RA or synthetic retinoids to the body can result in lowered natural RA levels in the cell because of the induction of RA metabolizing enzymes. These enzymes are highly induced by RA in certain types of cancer. The technology we plan to develop will inhibit the metabolizing enzymes, thereby leading to the "natural" buildup of RA within the cell.

         These compounds have undergone extensive pre-clinical testing in the laboratory at the University of Cardiff in Wales. A Phase I study with the lead compound is expected to start within the next 18 months.

         The third group of compounds block the production of certain hormones that are known to promote growth of certain cancers, notably prostate cancer. A key feature of these compounds is that they are non-steroidal inhibitors of an important enzyme, 17(beta) hydroxy steroid dehydrogenase, involved in the production of testosterone and estrogen. In the early stages, prostate cancer is controlled by androgens. The blockade of these androgen hormones is an essential part of treating prostate cancer. Potent steroidal inhibitors are available, but few, if any, non-steroidal compounds have been reported. The advantage of non-steroidal inhibitors is that they are unlikely to possess the undesirable steroidal side effects seen with some of the compounds currently being used. These compounds also have undergone extensive pre-clinical testing in the laboratory at the University of Cardiff in Wales. A Phase I study with the lead compound is also expected within the next 18 months.

         The compounds have been extensively tested in the laboratory, and we expect to be in clinical trials with the lead compounds within 18 months. If clinical trials are successful, we believe that the products developed from this technology will enhance our product portfolio and could provide a range of drugs for the disease management of prostate cancer.

         Gene Therapy Technology

         Our portfolio of products under development also includes a variety of gene therapy products which, we believe, may offer advancements in the field of cancer treatment. We have employed a recognized leading authority in molecular biology and gene therapy to assist us in developing these potential products.

         Pursuant to a co-development agreement with the Royal Free and University College Medical School and a Canadian biotechnology company, we have acquired rights to a plasmid vector system that we believe can serve as a biological delivery system of a range of gene products for treatment of cancers and a variety of other diseases.

         Based on pre-clinical research and early Phase I/II clinical trials, conducted by Winwin Pharmaceuticals (Canada) on our behalf, it appears that our first use of this DNA vector technology, for a product that links the albumin gene to a promoter gene, has allowed us to derive a product capable of producing albumin in the body at sites outside the liver, such as in normal muscle tissue. The healthy liver produces albumin at normal levels. Any disease that affects liver function can cause low albumin levels, or hypo-albuminemia. Hypo-albuminemia is considered to be a very dangerous consequence of many diseases, including cirrhosis and liver cancer. Early Phase I/II trials have been performed in patients with cirrhosis of the liver due to hepatitis. All patients in the trials had low serum albumin levels and the majority had symptoms associated with hypoalbuminemia, which included peripheral edema and ascites. All patients given the DNA vector showed an increase in serum albumin levels, the average increase being 24% above base-line levels. All control patients, who received standard therapy but no albumin supplements, showed static or decreasing albumin levels. Elevated albumin levels in the treated group were sustained for up to three months after a single course of the product. After the initial review period of three months, albumin levels began to fall in the treated group. However, a repeat course of the product again raised albumin levels in patients. We believe this product has considerable market potential.

         More significantly, this small-scale trial with the lead product appears to support our belief that the vector technology can transfer DNA to humans and cause the production of sustained quantities of a pre-determined gene product.

         We are conducting pre-clinical research on a second potential product derived from this technology, a product that we hope may have the ability to cause tumor regression by enhancing and stimulating CD-4 and CD-8 lymphocytes, the body's natural immune cells. This treatment mechanism is called immunostimulation. It has been known for many years that the human immune system plays an important role in controlling cancer, especially at the early stage of tumor growth. Once the cancer is well established, the cancer overwhelms the immune system and in some cases actively blocks it with chemicals produced by the cancer. During clinical trials conducted by one of our scientists, it was shown that a cancer patient's immune cells could be activated in the laboratory. When the activated cells were injected back into the patient, they caused the cancers to decrease in size in approximately 35% of cases. We are conducting ongoing laboratory work to discover the factors that produced the activation of the immune cells. This work is at a very early stage of development and we cannot be sure that a marketable product will be developed by us or that clinical tests will be successful.

         We are developing a non-viral vector for use in gene therapy. At present, most protocols use viral vectors, which present certain problems such as causing immune response in the host and transferring viral proteins to humans. We are developing a potential vector that has been shown to have a very low immunological profile and to be capable of transporting DNA. We believe the vector could also act as a safe host for other viral vectors. This work is at a very early stage of development and we cannot be sure that a marketable product will be developed by us or that clinical tests will be successful.

         Non-Cancer Applications

         Although we are primarily focused on developing anti-cancer products, almost all of the products in our portfolio have a broader application. For example, clofarabine has been shown to be effective in the treatment of certain auto-immune diseases and in connection with organ transplantation. Trilostane has shown pre-clinical efficacy in Alzheimer's disease models. We believe that our gene therapy products may have applications in certain non-cancer diseases, such as diabetes, cystic fibrosis and other auto-immune disorders. We plan to develop such non-cancer applications in partnership with major pharmaceutical companies rather than through independent development and marketing efforts.

Business Strategy

         We plan to continue to develop our existing platform technologies and to commercialize products derived from those technologies as well as additional products and technologies that we may acquire through licenses or otherwise. The key elements of our business strategy are as follows:

         o develop a portfolio of novel oncology platform technologies and products through internal and collaborative programs intended to diversify the risks associated with traditional pharmaceutical product development;
         o specialize in products permitting less invasive treatment regimens and improved patient quality of life during treatment;
         o obtain regulatory approvals of products in North America and Europe;
         o focus on products with significant potential commercial opportunities in niche oncology markets and which can be commercialized relatively quickly and may be used to treat multiple disease indications;
         o    develop business and enhance research through strategic alliances;
         o establish a dedicated oncology sales forces in North America and Europe; and
         o capitalize on expertise and reputation of our management team and scientific advisors.

Strategic Alliances

         Selective Steroid Receptor Modulation Technology

         In July 1998, we entered into an agreement with a U.K. company to co-develop the selective steroid synthesis-inhibiting and receptor-blocking technology. Under the terms of the agreement, we were granted the exclusive worldwide license, excluding Japan and South Africa, to make, use and sell products derived from the technology. This license expires on the date of expiration of the last patent covered by the license, subject to earlier termination under certain circumstances. We were also granted a license to utilize technical information related to the technology to obtain patent and other proprietary rights to products developed by us and our collaborator from the technology. In consideration of the licenses granted to us, we agreed to pay to our collaborator, among other things, a royalty of 10% of the gross sales revenues of all products, less any discounts or deductions for value-added taxes incurred and not recovered by us. In addition, we have agreed to pay specified costs associated with pre-clinical development and clinical trials of these products.

         Purine - Based Nucleoside Technology

         In August 1998, we entered into an agreement with Southern Research Institute to co-develop the purine-based nucleoside technology. Under the terms of the agreement, we were granted the exclusive worldwide license, excluding Japan and Southeast Asia, to make, use and sell products derived from the technology. The license expires on the date of expiration of the last patent covered by the license, subject to earlier termination under certain circumstances. We were also granted a license to utilize technical information related to the technology to obtain patent and other proprietary rights to products developed by us and Southern Research Institute from the technology. In consideration of the licenses granted to us, we agreed to pay to Southern Research Institute, among other things, a royalty of 7% of the gross sales revenues of all products derived from the technology, less any discounts or deductions for value-added taxes incurred and not recovered by us, plus certain additional payments in the event we achieve certain gross profit margins. In addition, we have agreed to pay specified costs associated with pre-clinical development and clinical trials of the products developed for hematologic malignancies.

         Some patents and other intellectual property rights granted to us by Southern Research Institute for use in developing clofarabine products are held by the Sloan-Kettering Institute for Cancer Research in New York City. In August 1998, Southern Research Institute entered into an agreement with Sloan-Kettering, pursuant to which the parties agreed to cooperate in the commercialization of their respective purine nucleoside technologies. Under the terms of the agreement, Sloan-Kettering granted to Southern Research Institute an exclusive, worldwide license to utilize its technology and agreed to permit Southern Research Institute to sublicense such technology to us. The parties also agreed that all proceeds received by Southern Research Institute from the licensing or other commercial utilization of any portion of Sloan-Kettering's technology, excluding fees for research and development, will be apportioned 75% to Southern Research Institute and 25% to Sloan-Kettering until the termination of Southern Research Institute's agreement with us.

         We have also reached an agreement in principle with the MD Anderson Cancer Center, pursuant to which the MD Anderson Cancer Center would be the principal clinical research center in the United States for all of our products currently in development. The agreement contemplates the establishment of a trust fund at the MD Anderson Cancer Center to receive royalty payments from the direct sale by us of its products and to finance future research at the MD Anderson Cancer Center.

         Gene Therapy Technology

         In March 1999, we entered into a co-development and licensing agreement with the Royal Free and University College Medical School, London. The Royal Medical School is a long-established and renowned scientific institution. In particular, the Royal Medical School has certain patent rights and intellectual property relating to DNA vector technology. Under the agreement, we have acquired the commercial rights to certain aspects of the patents and intellectual property, with particular reference to applications in treatment of liver disorders and cancer. In consideration of the licenses granted to us, we agreed to pay to our collaborator, among other things, a royalty of 6% of the gross sales revenues of all products derived from the technology licensed to us, less any discounts or deductions for value-added taxes incurred and not recovered by us. We have agreed also to pay specified costs associated with pre-clinical development and clinical trials of the products derived from the technology.

Patents and Proprietary Rights

         Our success depends on our ability to obtain and enforce protection for our products under United States and foreign patent laws and other intellectual property laws, preserve the confidentiality of our trade secrets and operate without infringing the proprietary rights of third parties. Our policy is to file patent applications in the United States and/or foreign jurisdictions to protect technology, inventions and improvements to our inventions that are considered important to the development of our business. We also rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop our competitive position.

         Through our current license agreements, we have acquired the right to utilize the technology covered by five issued patents and six patent applications, as well as additional intellectual property and know-how that could be the subject of further patent applications in the future. We evaluate the desirability of seeking patent or other forms of protection for our products in foreign markets based on the expected costs and relative benefits of attaining patent protection. We also rely upon trade secret protection for our confidential and proprietary information.

         We require our employees, consultants, members of the scientific advisory board and parties to collaborative agreements to execute confidentiality agreements upon the commencement of employment or consulting relationships or a collaboration with us. These agreements provide that all confidential information developed or made known during the course of the relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees, the agreements provide that all inventions resulting from work performed for us, utilizing our property or property relating to our business and conceived or completed by the individual during employment shall be our exclusive property to the extent permitted by applicable law.

Sales and Marketing

         We currently have very limited sales and marketing capabilities. We have appointed an Executive Vice President of Marketing who has considerable experience in the international pharmaceutical industry and who will be responsible for establishing our marketing strategy. We intend to establish a dedicated oncology sales force in North America and to rely on joint marketing arrangements. We intend to develop an internal sales force as well as work with commercial partners for the marketing, sale and distribution of our products in Europe and other international markets. As of the date of this report, we had no such arrangements in place, although we continue to explore opportunities to enter into such arrangements with large biotechnology and pharmaceutical companies. To market any of our products directly, we will need to develop a marketing and sales force with technical expertise and distribution capability or contract with other pharmaceutical and/or health care companies with distribution systems and direct sales forces.

Manufacturing

         We do not have and do not intend to establish any internal product testing, manufacturing or distribution capabilities. We intend to enter into collaborative arrangements with other companies for the clinical testing, manufacture and distribution of our products. As of the date hereof we had only one agreement for the clinical testing of products and technologies. Collaborators are generally expected to be responsible for funding or reimbursing all or a portion of the development costs, including the costs of clinical testing necessary to obtain regulatory clearances and for commercial-scale manufacturing. In exchange for these services, collaborators generally receive exclusive or semi-exclusive rights to market specific products in particular geographic territories. Manufacturers of our products will be subject to current good manufacturing practices prescribed by the FDA or other rules and regulations prescribed by foreign regulatory authorities.

         Clofarabine for investigational purposes has been produced for us by Southern Research Institute and by third-party contractors. We intend to establish a manufacturing agreement with a third-party contractor for the commercial supply of clofarabine within 12 months.

Raw Materials

         Our raw materials, including laboratory chemicals, and other supply items used in our research and development processes are available from many different suppliers and are generally immediately available in sufficient quantities. We do not anticipate any significant problems in the availability of, or significant price increases for, required raw materials or other production items in the foreseeable future.

Research and Development

         We perform discovery research to identify suitable lead compounds for particular molecular targets. Lead compounds are chemical structures suitable as starting points for optimization as drugs by the application of medicinal chemistry. However, discovery research typically involves time-consuming biological analysis. To complement our discovery research strategy we also seek to acquire rights to promising lead compounds typically in late pre-clinical or early clinical stages of development that have proven efficacy in humans or in animal models. Once we acquire a lead compound for a particular target, we seek to optimize its development as a drug and ultimately bring the drug to market. We also seek to acquire fully-developed, FDA-approved platform technologies that have development potential for additional products and afford us market protection against competitors, such as patent rights, marketing exclusivity or orphan drug designation. We believe that the acquisition of products and technologies in later stages of development is the most cost-effective and expedient method of developing a market presence and revenue base, while we continue to engage in discovery research to identify and develop potential products that have a longer development cycle, but indicate strong market applications and potential.

         During the past year we have spent $984,460 on research and development of our existing portfolio of products. Because of our strategy, to date we have been able to maintain our research and development program costs at a low level.

         In developing new products, we consider a variety of factors including:

         o    existing or potential marketing opportunities for the products;
         o our capability to arrange for the manufacture of these products on a commercial scale;
         o    whether the new products complement our existing products;
         o opportunities to leverage these products with the development of additional products; and
         o our ability to develop co-marketing relationships with pharmaceutical and/or other companies for the products.

         We have developed a product portfolio by acquiring rights to existing products in various stages of development. Consequently, we have not historically expended material funds for research and development activities. We currently have five employees primarily involved in research and development activities. Costs related to these activities are expected to include:

         o    clinical trial expenses;

         o    drug production costs;

         o    salaries and benefits of scientific,

         o    clinical and other personnel;

         o    patent protection costs;

         o    analytical and other testing costs;

         o    professional fees; and

         o    insurance and other administrative expenses.

Competition

         Competition in the pharmaceutical industry is intense. Potential competitors in the United States and Europe are numerous and include pharmaceutical, chemical and biotechnology companies, most of which have substantially greater capital resources, marketing experience, research and development staffs and facilities than us. Although we seek to limit potential sources of competition by developing products that are eligible for orphan drug designation or other forms of protection, there can be no assurance that our competitors will not succeed in developing similar technologies and products more rapidly than are being or will be developed by us.

         The generic drug industry is intensely competitive and includes large brand name and multi-source pharmaceutical companies. Because generic drugs do not have patent protection or any other market exclusivity, our competitors may introduce competing generic products, which may be sold at lower prices or with more aggressive marketing. Conversely, as we introduce branded drugs into our product portfolio, we will face competition from manufacturers of generic drugs which may claim to offer equivalent therapeutic benefits at a lower price.

         The pharmaceutical industry is characterized by rapid and significant technological change. We expect that pharmaceutical technology will continue to develop rapidly, and our future success will depend, in large part, on our ability to develop and maintain a competitive position. Technological development by others may result in products developed by us, branded or generic, becoming obsolete before they are marketed or before we recover a significant portion of the development and commercialization expenses incurred with respect to such products. In addition, alternative therapies or new medical treatments could alter existing treatment regimes, and thereby reduce the need for one or more of our products.

         We expect that our proposed products will compete on the basis of, among other things, safety, efficacy, reliability, price, quality of life factors (including the frequency and method of drug administration), marketing, distribution, reimbursement and effectiveness of intellectual property rights. We believe that our competitive success will be based partly on our ability to attract and retain scientific personnel, establish specialized research and development capabilities, gain access to manufacturing, marketing and distribution resources, secure licenses to external technologies and products, and obtain sufficient development capital. We intend to obtain many of these capabilities from pharmaceutical or biotechnology companies through collaborative or license arrangements. However, there is intense competition among early stage biotechnology firms to establish such arrangements. Our development products may not be of suitable potential market size or provide a compelling return on investment to attract other firms to commit resources to a collaboration. Even if collaborations can be established, there can be no assurance that we will secure financial terms that meet our commercial objectives.

Government Regulation

         Virtually all aspects of our business are regulated by federal and state statutes and governmental agencies in the United States and other countries. The development, testing, manufacturing, processing, quality, safety, efficacy, packaging, labeling, record-keeping, distribution, storage and advertising of pharmaceutical products, and disposal of waste products arising from such activities, are subject to regulation by one or more federal agencies. These activities are also regulated by similar state and local agencies and equivalent foreign authorities.

         FDA Regulation.

         All pharmaceutical manufacturers in the United States are subject to regulation by the FDA under the authority of the Federal Food, Drug, and Cosmetic Act. Under the Act, the federal government has extensive administrative and judicial enforcement powers over the activities of pharmaceutical manufacturers to ensure compliance with FDA regulations. Those powers include, but are not limited to the authority to:

         o initiate court action to seize unapproved or non-complying products;
         o    enjoin non-complying activities;
         o halt manufacturing operations that are not in compliance with current good manufacturing practices prescribed by the FDA;
         o    recall products which present a health risk; and
         o    seek civil monetary and criminal penalties.

         Other enforcement activities include refusal to approve product applications or the withdrawal of previously approved applications. Any enforcement activities, including the restriction or prohibition on sales of products marketed by us or the halting of manufacturing operations of us or our collaborators, could have a material adverse effect on our business and prospects. In addition, product recalls may be issued at our discretion or by the FDA or other domestic and foreign government agencies having regulatory authority for pharmaceutical product sales. Recalls may occur due to disputed labeling claims, manufacturing issues, quality defects or other reasons. Recalls of pharmaceutical products marketed by us may occur in the future. Any product recall could have a material adverse effect on our business and prospects.

         FDA Approval Process.

         We have a variety of products under development, including line extensions of existing products, re-formulations of existing products and new products. All "new drugs" must be the subject of an FDA-approved new drug application before they may be marketed in the United States. All generic equivalents to previously approved drugs or new dosage forms of existing drugs must be the subject of an FDA-approved abbreviated new drug application before they may by marketed in the United States. In both cases, the FDA has the authority to determine what testing procedures are appropriate for a particular product and, in some instances, has not published or otherwise identified guidelines as to the appropriate procedures. The FDA has the authority to withdraw existing new drug application and abbreviated application approvals and to review the regulatory status of products marketed under the enforcement policy. The FDA may require an approved new drug application or abbreviated application for any drug product marketed under the enforcement policy if new information reveals questions about the drug's safety or effectiveness. All drugs must be manufactured in conformity with current good manufacturing practices and drugs subject to an approved new drug application or abbreviated application must be manufactured, processed, packaged, held and labeled in accordance with information contained in the new drug application or abbreviated application.

         The required product testing and approval process can take a number of years and require the expenditure of substantial resources. Testing of any product under development may not result in a commercially-viable product. Further, we may decide to modify a product in testing, which could materially extend the test period and increase the development costs of the product in question. Even after time and expenses, regulatory approval by the FDA may not be obtained for any products we develop. In addition, delays or rejections may be encountered based upon changes in FDA policy during the period of product development and FDA review. Any regulatory approval may impose limitations in the indicated use for the product. Even if regulatory approval is obtained, a marketed product, its manufacturer and its manufacturing facilities are subject to continual review and periodic inspections. Subsequent discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on such product or manufacturer, including withdrawal of the product from the market.

         Foreign Regulatory Approval.

         Even if required FDA approval has been obtained with respect to a product, foreign regulatory approval of a product must also be obtained prior to marketing the product internationally. Foreign approval procedures vary from country to country and the time required for approval may delay or prevent marketing. In certain instances, we or our collaborative partners may seek approval to market and sell some of our products outside of the United States before submitting an application for approval to the FDA. The clinical testing requirements and the time required to obtain foreign regulatory approvals may differ from that required for FDA approval. Although there is now a centralized European Union approval mechanism for new pharmaceutical products in place, each European Union country may nonetheless impose its own procedures and requirements, many of which are time consuming and expensive, and some European Union countries require price approval as part of the regulatory process. Thus, there can be substantial delays in obtaining required approval from both the FDA and foreign regulatory authorities after the relevant applications are filed.

         Abbreviated New Drug Application Process.

         FDA approval is required before a generic equivalent to a previously approved brand drug or new dosage form of an existing brand drug can be marketed. Approval to market these products in the United States may be obtained by submitting an abbreviated application to the FDA. When processing an abbreviated application, the FDA waives the requirement of conducting complete clinical studies, although it may require bioavailability and/or bioequivalence studies. Bioavailability indicates the rate and extent of absorption and levels of concentration of a drug product in the blood stream needed to produce a therapeutic effect. Bioequivalence compares the bioavailability of one drug product with another, and when established, indicates that the rate of absorption and levels of concentration of a generic drug in the body are substantially equivalent to the previously approved drug. An abbreviated application may be submitted for a drug on the basis that:

         o    it is bioequivalent to a previously listed drug;

         o    contains the same active ingredient;

         o has the same route of administration, dosage form and strength as the listed drug; and

         o    otherwise complies with legal and regulatory requirements.

         Among the requirements for drug approval by the FDA is that the manufacturing procedures and operations of companies that manufacture products for us conform to current good manufacturing practices. The current good manufacturing practices regulations must be followed at all times during the manufacture, storage and distribution of pharmaceutical products. In complying with the standards set forth in the current good manufacturing practices regulations, these companies must continue to expend time, money and effort in the areas of production, quality control and record keeping to ensure full compliance.

         If the FDA believes a company is not in compliance with current good manufacturing practices, certain sanctions are imposed upon that company including:

         o withholding from the company new drug approvals as well as approvals for supplemental changes to existing applications;

         o preventing the company from receiving the necessary export licenses to export our products; and

         o classifying the company as an "unacceptable supplier" and thereby disqualifying the company from selling products to federal agencies.

         In May 1992, the Generic Drug Enforcement Act was enacted. The Generic Act allows the FDA to impose debarment and other penalties on individuals and companies that commit specified illegal acts relating to the generic drug approval process. In some situations, the Generic Act requires the FDA to debar, or not accept or review abbreviated applications for a period of time a company or an individual that has committed certain violations. It also provides for temporary denial of approval of applications during the investigation of some violations that could lead to debarment. In more limited circumstances, the Generic Act provides for the suspension of the marketing of approved drugs by the affected company. Lastly, the Generic Act allows for civil penalties and withdrawal of previously approved applications. Neither Bioenvision nor any of our employees have ever been subject to debarment.

         New Drug Application Process.

         FDA approval is required before any new drug can be marketed. A new drug application is a filing submitted to the FDA to obtain approval of a drug not eligible for an abbreviated application and must contain complete pre-clinical and clinical safety and efficacy data or a right of reference to this data. Before administration of a new drug in healthy human subjects may begin, stringent government requirements for pre-clinical data must be satisfied. The pre-clinical data, typically obtained from studies in animal species, or laboratory studies, are submitted in an investigational new drug application, or its equivalent in countries outside the United States, where clinical trials are to be conducted. The pre-clinical data must provide an adequate basis for evaluating both the safety and the scientific rationale for the initiation of clinical trials.

         Clinical trials are typically conducted in three sequential phases, although the phases may overlap. Phase I frequently begins with the initial introduction of the compound into healthy human subjects prior to introduction into patients. During Phase I the product is tested for safety, adverse effects, dosage, tolerance absorption, metabolism, excretion and other elements of clinical pharmacology. Phase II typically involves studies in a small sample of the intended patient population to assess the efficacy of the compound for a specified indication, to determine dose tolerance and the optimal dose range as well as to gather additional information relating to safety and potential adverse effects. Phase III trials are undertaken to further evaluate clinical safety and efficacy in an expanded patient population at typically dispersed study sites, in order to determine the overall risk-benefit ratio of the compound, and to provide an adequate basis for product labeling. Each trial is conducted in accordance with standards under protocols that detail the objects of the study, the parameters to be used to monitor safety and efficacy criteria to be evaluated. Each protocol must be submitted to the FDA as part of the investigational new drug application. In some cases, the FDA allows a company to rely on data developed in foreign countries and therefore not independently repeat some or all of those studies.

         Data from pre-clinical testing and clinical trials are submitted to the FDA as a new drug application for marketing approval and to other health authorities as a marketing authorization application. The process of completing clinical trials for a new drug may take several years and require the expenditure of substantial resources. Preparing a new drug application or marketing authorization application involves considerable data collection, verification, analysis and expense. Approval from the FDA or any other health authority may not be granted on a timely basis, if at all. A number of factors affect the approval process, primarily the risks and benefits demonstrated in clinical trials as well as the severity of the disease and the availability of alternative treatments. The FDA or other health authorities may deny a new drug application or marketing authorization application if the regulatory criteria are not satisfied. These authorities may also require additional testing or information.

         Even after initial FDA or other health authority approval has been obtained, further studies, including Phase IV post-marketing studies, may be required to provide additional data on safety. Additional studies are also required to gain approval for the use of a product as a treatment for clinical indications other than those for which the product was initially tested. Also, the FDA or other regulatory authorities require post-marketing reporting to monitor the adverse effects of the drug. Results of post-marketing programs may limit or expand the further marketing of the products. If there are any modifications to the drug, including changes in indication, manufacturing process or labeling or a change in the manufacturing facility, an application for approval of the changes must be submitted to the FDA or other regulatory authority. Additionally, the FDA regulates post-approval promotional labeling and advertising activities to assure that these activities are being conducted in conformity with statutory and regulatory requirements.

         We may also market drugs which the government considers controlled substances, as defined in the federal Controlled Substances Act and similar state laws. These laws establish licensing, security and record keeping requirements administered by the Drug Enforcement Agency and similar state agencies, as well as quotas for the manufacture, purchase and sale of controlled substances. The Drug Enforcement Agency could limit or reduce the amount of controlled substances which we are permitted to market. We have not experienced sanctions or fines for non-compliance with these regulations, but no assurance can be given that any sanctions or fines would not have a material adverse effect on our business and prospects.

         Foreign Regulatory Process.

         To market drugs in non-U.S. jurisdictions, we must also receive authorization from the respective regulatory authorities in those jurisdictions. The requirements governing the conduct of clinical trials, applications for marketing authorization, pricing and reimbursement vary widely from jurisdiction to jurisdiction. In the European Union, pharmaceutical legislation requires that a Marketing Authorization Application for a drug produced through the use of biotechnology be submitted for review in accordance with a centralized procedure administered by the European Medicines Evaluation Agency. Based on the preferences of the company submitting a Marketing Authorization Application and the availability and expertise of the members of the review board, members from two European Union member countries are chosen to be "rapporteur" and "co-rapporteur," respectively, for a Marketing Authorization Application. The rapporteur and co-rapporteur are responsible for assisting the company submitting a Marketing Authorization Application with the preparation of a Marketing Authorization Application, and the presentation of the application to the Evaluation Agency's review board. Similar to the requirements of the FDA, the pharmaceutical legislation of the European Union requires that the safety and efficacy of a drug be demonstrated in clinical trials prior to approval of a Marketing Authorization Application for that drug. If approved by the Evaluation Agency, a Marketing Authorization Application is recommended for acceptance by the European Union. Following approval of a Marketing Authorization Application for a drug, the sponsoring company is required to negotiate with the regulatory agency in each member country to establish reimbursement levels and the maximum price at which the drug may be marketed in that country. These reimbursement levels and maximum prices vary from country to country for the same pharmaceutical. No assurance can be given that we will be able to negotiate acceptable reimbursement and pricing levels for any of our products.

         The regulatory requirements applicable to any product may be modified in the future. We cannot determine what effect changes in regulations or statutes or legal interpretations, when and if promulgated or enacted, may have on our business in the future. Changes could include required changes to manufacturing methods, expanded or different labeling, the recall, replacement or discontinuation of certain products, additional record keeping and expanded documentation of the properties of certain products and scientific substantiation.

         As a consequence of regulatory factors, we cannot be sure that any of our product candidates will meet all of the applicable regulatory requirements needed to receive regulatory marketing approval. Even after we expend substantial resources on research, clinical development and the preparation and processing of regulatory applications, regulatory approval may not be obtained for any of our products. Moreover, we cannot be sure that regulatory approval for marketing a proposed pharmaceutical product in any jurisdiction will result in similar approval in other jurisdictions.

         Orphan Drug Designation.

         Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition. A disease or condition that affects populations of fewer than 200,000 people in the United States generally constitutes a rare disease or condition. Orphan drug designation must be requested before submitting a new drug application. After the FDA grants orphan drug designation, the generic identity of the therapeutic agent and its potential orphan use are publicized by the FDA. Under current law, orphan drug status is conferred upon the first company to receive FDA approval to market the designated drug for the designated indication. A new drug application also grants United States marketing exclusivity for a period of seven years following approval of the Orphan Drug Status, subject to certain limitations. Orphan drug designation does not convey any advantage in, or shorten the duration of, the FDA regulatory approval process. Although obtaining FDA approval to market a product with orphan drug status can be advantageous, the scope of protection or the level of marketing exclusivity that is currently afforded by orphan drug status and marketing approval may not remain in effect in the future.

         Our business strategy involves obtaining orphan drug designation for initial development of certain products being developed by us. The possible amendment of the Orphan Drug Act by the United States Congress has been the subject of frequent discussion. Although no significant changes to the Orphan Drug Act have been made for a number of years, members of Congress have from time to time proposed legislation that would limit the application of the Orphan Drug Act. The precise scope of protection that may be afforded by orphan drug designation and marketing approval or the level of exclusivity may be subject to change in the future.

Product Liability and Insurance

         We face exposure to product liability claims if the use of our technologies or products or those we license from third parties is alleged to have resulted in adverse effects in users thereof. Regulatory approval for commercial sale of our products does not mitigate product liability risks. We cannot be sure that the precautions taken by us will be sufficient to avoid significant product liability exposure. In addition, future product labeling may include disclosure of additional adverse effects, precautions and contraindications, which may adversely impact product sales. The pharmaceutical industry has experienced increasing difficulty in maintaining product liability insurance coverage at reasonable levels, and substantial increases in insurance premium costs in many cases have rendered coverage economically impractical. We cannot be sure that we will obtain an appropriate level of liability insurance coverage for our development and marketing program. Existing coverage may not be adequate as we further develop products. Adequate insurance coverage or indemnification by collaborative partners may not be available in the future in sufficient amounts, or at acceptable costs, if at all. To the extent that product liability insurance, if available, does not cover potential claims, we will be required to self-insure the risks associated with product liability claims. We currently self-insure against those risks. We carry no directors' and officers' insurance at this time.

Employees

         As of October 9, 2000, we had 9 full-time employees and 1 part-time employee, consisting of 1 sales and marketing employee, 5 research and development employees and 3 management and administration employees. None of our employees is represented by a labor union and we believe our relations with our employees are good.

Corporate History

         Bioenvision was incorporated as Express Finance, Inc. under the laws of the State of Delaware on August 16, 1996 and changed its name to Ascot Group, Inc. on August 26, 1998. Although Bioenvision was initially formed to act as the U.S. holding company for Mayhem Limited, a U.K. corporation, it did not engage in any active trade or business throughout the period from its inception to December 1998.

         In December 1998, Bioenvision entered into an agreement to purchase all of the issued and outstanding shares of capital stock of Bioenvision, Inc., a development-stage company incorporated in November 1996 under the laws of the State of Delaware (Old Bioenvision). Old Bioenvision primarily engaged in the research and development of products and technologies for the treatment of cancer and had acquired development and marketing rights to a portfolio of platform technologies that had been developed over the past fifteen years and from which various products were being derived. In September 1998, Old Bioenvision merged with Eurobiotech Group, Inc., a development stage company incorporated under the laws of the State of Delaware involved in the research and development of products and technologies for the treatment of cancer. Old Bioenvision had two wholly-owned subsidiaries, Biotechnology & Healthcare Ventures Limited, a corporation organized under the laws of the Republic of Ireland, and Eurobiotech Group, Inc. Biotechnology & Healthcare Ventures, in turn, owned all of the outstanding shares of capital stock of each of Bioheal Limited, a corporation organized under the laws of the Republic of Ireland, and Biomed (UK) Limited, a corporation organized under the laws of England and Wales.

         Pursuant to Bioenvision's agreement to acquire Old Bioenvision, Bioenvision effected a 1-for-15 reverse stock split of its then outstanding shares of common stock and issued 7,013,897 post-reverse split shares of common stock to the former stockholders of Old Bioenvision in exchange for all of the issued and outstanding shares of capital stock of Old Bioenvision. Consequently, upon consummation of the transaction in January 1999, the former stockholders of Old Bioenvision became the controlling stockholders of Bioenvision, Old Bioenvision became a wholly-owned subsidiary of Bioenvision and changed its name to Bionco Marketing, Inc., and we changed our name from Ascot Group, Inc. to Bioenvision, Inc.

Factors that May Affect Our Business

         There are a number of important factors that could cause our actual results to differ materially from those that are indicated by forward-looking statements. Those factors include, without limitation, those listed below and elsewhere herein.

We have a limited operating history, which makes it difficult to evaluate our business and to predict our future operating results.

         Bioenvision was organized in November 1996 and has had no commercial operations to date. Since our inception, we have been primarily engaged in organizational activities, including developing a strategic operating plan, entering into various collaborative agreements for the development of products and technologies, hiring personnel and developing and testing our products. We are considered a development-stage company for accounting purposes because we have not generated any material revenues to date. Accordingly, we have no relevant operating history upon which an evaluation of our performance and prospects can be made.

We have incurred net losses since commencing business and expect future losses.

         To date, we have incurred significant net losses, including net losses of $1,495,509 for the year ended June 30, 2000. At June 30, 2000, we had a deficit accumulated during the development stage was $3,686,387 and, since that date, we have continued to incur significant and increasing losses. We anticipate that we may continue to incur significant operating losses for the foreseeable future. We may never generate material revenues or achieve profitability and, if we do achieve profitability, we may not be able to maintain profitability.

We have incurred net losses since commencing business and expect future losses.

         We are prone to all of the risks inherent to the establishment of any new business venture. You should consider the likelihood of our future success to be highly speculative in light of our limited operating history, as well as the limited resources, problems, expenses, risks and complications frequently encountered by similarly situated companies. To address these risks, we must, among other things,

         o    maintain and increase our client base,

         o implement and successfully execute our business and marketing strategy,

         o continue to develop new products and upgrade our existing products,

         o    respond to industry and competitive developments, and

         o    attract, retain, and motivate qualified personnel.

We may not be successful in addressing these risks. If we are unable to do so, our business prospects, financial condition and results of operations would be materially adversely affected.

Our auditors have qualified their report on our financial statements with respect to our ability to continue as a going concern.

         We have had recurring losses from operations, and had a working capital deficiency and a stockholders' deficit at June 30, 2000. Accordingly, Ernst & Young, our independent auditors, qualified their report to indicate that these matters raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from this uncertainty. Kevin Leech, who through two wholly-owned investment vehicles, is a major investor in Bioenvision, has provided a finance facility of up to $2 million, available until November 30, 2001. In addition, the Company's directors and attorneys have agreed to defer salaries and certain fees until sufficient long-term funding has been raised by the Company. Deferred salaries and fees amounted to approximately $1 million at June 30, 2000 and are included in accounts payable or other liabilities payable to third parties in the accompanying balance sheet. Our financial statements and the related notes contain more information about this risk.

We have limited experience in developing products and may be unsuccessful in our efforts to develop products.

         To achieve profitable operations, we, alone or with others, must successfully develop, clinically test, market and sell our products. The development of new pharmaceutical products is highly uncertain and subject to a number of significant risks. Most products resulting from our or our collaborative partners' product development efforts are not expected to be available for sale for at least several years, if at all. Potential products that appear to be promising at early stages of development may not reach the market for a number of reasons, including:

         o discovery during pre-clinical testing or clinical trials that the products are ineffective or cause harmful side effects;

         o    failure to receive necessary regulatory approvals;

         o inability to manufacture on a large or economically feasible scale;

         o    failure to achieve market acceptance; or

         o preclusion from commercialization by proprietary rights of third parties.

         To date, our resources have been substantially dedicated to the research and development of products and technologies. Most of the existing and future products and technologies developed by us will require extensive additional development, including pre-clinical testing and clinical trials, as well as regulatory approvals, prior to commercialization. Our product development efforts may not be successful. We may fail to receive required regulatory approvals from United States or foreign authorities for any indication may not be obtained. Any products, if introduced, may not be capable of being produced in commercial quantities at reasonable costs or being successfully marketed. The failure of our research and development activities to result in any commercially viable products or technologies would materially adversely affect our future prospects.

Because clinical trials for our products will be expensive and their outcome is uncertain, we must incur substantial expenses that may not result in any viable products.

         Before obtaining regulatory approval for the commercial sale of a product, we must demonstrate through preclinical testing and clinical trials that a product candidate is safe and effective for use in humans. Conducting clinical trials is a lengthy, time-consuming and expensive process. We will incur substantial expense for, and devote a significant amount of time to, preclinical testing and clinical trials.

         Historically, the results from preclinical testing and early clinical trials have often not been predictive of results obtained in later clinical trials. A number of new drugs have shown promising results in clinical trials, but subsequently failed to establish sufficient safety and efficacy data to obtain necessary regulatory approvals. Data obtained from preclinical and clinical activities are susceptible to varying interpretations, which may delay, limit or prevent regulatory approval. Regulatory delays or rejections may be encountered as a result of many factors, including changes in regulatory policy during the period of product development. Regulatory authorities may require additional clinical trials, which could result in increased costs and significant development delays.

         Completion of clinical trials may take several years or more. The length of time generally varies substantially according to the type, complexity, novelty and intended use of the product candidate. Our commencement and rate of completion of clinical trials may be delayed by many factors, including:

         o inability to manufacture sufficient quantities of materials for use in clinical trials;

         o slower than expected rate of patient recruitment or variability in the number and types of patients in a study;

         o    inability to adequately follow patients after treatment;

         o    unforeseen safety issues or side effects;

         o    lack of efficacy during the clinical trials; or

         o    government or regulatory delays.

Our industry is subject to extensive government regulation and our products require other regulatory approvals.

         Regulation in General. Virtually all aspects of our business are regulated by federal and state statutes and governmental agencies in the United States and other countries. Failure to comply with applicable statutes and government regulations could have a material adverse effect on our business and prospects. The development, testing, manufacturing, processing, quality, safety, efficacy, packaging, labeling, record-keeping, distribution, storage and advertising of pharmaceutical products, and disposal of waste products arising from these activities, are subject to regulation by one or more federal agencies. These activities are also regulated by similar state and local agencies and equivalent foreign authorities.

         FDA Regulation. All pharmaceutical manufacturers in the United States are subject to regulation by the FDA under the authority of the Federal Food, Drug, and Cosmetic Act. Under the Act, the federal government has extensive administrative and judicial enforcement powers over the activities of pharmaceutical manufacturers to ensure compliance with FDA regulations. Those powers include, but are not limited to the authority to:

         o initiate court action to seize unapproved or non-complying products;

         o    enjoin non-complying activities;

         o halt manufacturing operations that are not in compliance with current good manufacturing practices prescribed by the FDA;

         o    recall products which present a health risk; and

         o    seek civil monetary and criminal penalties.

         Other enforcement activities include refusal to approve product applications or the withdrawal of previously approved applications. Any enforcement activities, including the restriction or prohibition on sales of products marketed by us or the halting of manufacturing operations of us or our collaborators, could have a material adverse effect on our business and prospects. In addition, product recalls may be issued at our discretion or by the FDA or other domestic and foreign government agencies having regulatory authority for pharmaceutical product sales. Recalls may occur due to disputed labeling claims, manufacturing issues, quality defects or other reasons. Recalls of pharmaceutical products marketed by us may occur in the future. Any product recall could have a material adverse effect on our business and prospects.

         FDA Approval Process. We have a variety of products under development, including line extensions of existing products, reformulations of existing products and new products. All "new drugs" must be the subject of an FDA-approved new drug application before they may be marketed in the United States. All generic equivalents to previously approved drugs or new dosage forms of existing drugs must be the subject of an FDA-approved abbreviated new drug application before they may by marketed in the United States. In both cases, the FDA has the authority to determine what testing procedures are appropriate for a particular product and, in some instances, has not published or otherwise identified guidelines as to the appropriate procedures. The FDA has the authority to withdraw existing new drug application and abbreviated application approvals and to review the regulatory status of products marketed under the enforcement policy. The FDA may require an approved new drug application or abbreviated application for any drug product marketed under the enforcement policy if new information reveals questions about the drug's safety or effectiveness. All drugs must be manufactured in conformity with current good manufacturing practices and drugs subject to an approved new drug application or abbreviated application must be manufactured, processed, packaged, held and labeled in accordance with information contained in the new drug application or abbreviated application.

         The required product testing and approval process can take a number of years and require the expenditure of substantial resources. Testing of any product under development may not result in a commercially-viable product. Further, we may decide to modify a product in testing, which could materially extend the test period and increase the development costs of the product in question. Even after time and expenses, regulatory approval by the FDA may not be obtained for any products we develop. In addition, delays or rejections may be encountered based upon changes in FDA policy during the period of product development and FDA review. Any regulatory approval may impose limitations in the indicated use for the product. Even if regulatory approval is obtained, a marketed product, its manufacturer and its manufacturing facilities are subject to continual review and periodic inspections. Subsequent discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on such product or manufacturer, including withdrawal of the product from the market.

         Foreign Regulatory Approval. Even if required FDA approval has been obtained with respect to a product, foreign regulatory approval of a product must also be obtained prior to marketing the product internationally. Foreign approval procedures vary from country to country and the time required for approval may delay or prevent marketing. In certain instances, we or our collaborative partners may seek approval to market and sell some of our products outside of the United States before submitting an application for approval to the FDA. The clinical testing requirements and the time required to obtain foreign regulatory approvals may differ from that required for FDA approval. Although there is now a centralized European Union approval mechanism for new pharmaceutical products in place, each European Union country may nonetheless impose its own procedures and requirements, many of which are time consuming and expensive, and some European Union countries require price approval as part of the regulatory process. Thus, there can be substantial delays in obtaining required approval from both the FDA and foreign regulatory authorities after the relevant applications are filed.

         Changes in Requirements. The regulatory requirements applicable to any product may be modified in the future. We cannot determine what effect changes in regulations or statutes or legal interpretations may have on our business in the future. Changes could require changes to manufacturing methods, expanded or different labeling, the recall, replacement or discontinuation of certain products, additional record keeping and expanded documentation of the properties of certain products and scientific substantiation. Any changes or new legislation could have a material adverse effect on our business and prospects.

         The products under development by us may not meet all of the applicable regulatory requirements needed to receive regulatory marketing approval. Even after we expend substantial resources on research, clinical development and the preparation and processing of regulatory applications, we may not be able to obtain regulatory approval for any of our products. Moreover, regulatory approval for marketing a proposed pharmaceutical product in any jurisdiction may not result in similar approval in other jurisdictions. Our failure to obtain and maintain regulatory approvals for products under development would have a material adverse effect on our business and prospects.

We may not be successful in receiving orphan drug status for our products or, if that status is obtained, fully enjoying the benefits of orphan drug status.

         Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition. A disease or condition that affects populations of fewer than 200,000 people in the United States generally constitutes a rare disease or condition. We may not be successful in receiving orphan drug status for our products. Orphan drug designation must be requested before submitting a new drug application. After the FDA grants orphan drug designation, the generic identity of the therapeutic agent and its potential orphan use are publicized by the FDA. Under current law, orphan drug status is conferred upon the first company to receive FDA approval to market the designated drug for the designated indication. Orphan drug status also grants marketing exclusivity in the United States for a period of seven years following approval of the new drug application, subject to limitations. Orphan drug designation does not provide any advantage in, or shorten the duration of, the FDA regulatory approval process. Although obtaining FDA approval to market a product with orphan drug status can be advantageous, the scope of protection or the level of marketing exclusivity that is currently afforded by orphan drug status and marketing approval may not remain in effect in the future.

         Our business strategy involves obtaining orphan drug designation for certain of the oncology products we have under development. We do not know whether any of these products will receive an orphan drug designation. Orphan drug designation does not prevent other manufacturers from attempting to develop the same drug for the designated indication or from obtaining the approval of a new drug application for their drug prior to the approval of our new drug application. If another sponsor's new drug application for the same drug and the same indication is approved first, that sponsor is entitled to exclusive marketing rights if that sponsor has received orphan drug designation for its drug. In that case, the FDA would refrain from approving an application by us to market our competing product for seven years, subject to limitations. Competing products may not receive orphan drug designations and FDA marketing approval before the products under development by us.

         New drug application approval of a drug with an orphan drug designation does not prevent the FDA from approving the same drug for a different indication, or a molecular variation of the same drug for the same indication. Because doctors are not restricted by the FDA from prescribing an approved drug for uses not approved by the FDA, it is also possible that another company's drug could be prescribed for indications for which products developed by us have received orphan drug designation and new drug application approval. Prescribing of approved drugs for unapproved uses, commonly referred to as "off label" use, could adversely affect the marketing potential of products that have received an orphan drug designation and new drug application approval. In addition, new drug application approval of a drug with an orphan drug designation does not provide any marketing exclusivity in foreign markets.

         The possible amendment of the Orphan Drug Act by the United States Congress has been the subject of frequent discussion. Although no significant changes to the Orphan Drug Act have been made for a number of years, members of Congress have from time to time proposed legislation that would limit the application of the Orphan Drug Act. The precise scope of protection that may be afforded by orphan drug designation and marketing approval may be subject to change in the future.

The use of our products may be affected by professional guidelines.

         In addition to government agencies, private health/science foundations and organizations involved in various diseases may also publish guidelines or recommendations to the healthcare and patient communities. These private organizations may make recommendations that affect the usage of therapies, drugs or procedures, including products developed by us. These recommendations may relate to matters such as usage, dosage, route of administration and use of concomitant therapies. Recommendations or guidelines that are followed by patients and healthcare providers and that result in, among other things, decreased use of products developed by us could have a material adverse effect on us and our prospects.

We rely on licensing or purchasing products and technologies to grow our product portfolio, and may not be effective in licensing or acquiring new products.

         We have adopted a license and acquisition strategy to build our product portfolio. Until we develop and introduce a sufficient number of our own products, we must rely upon the availability for licensing or purchasing of products or technologies of other pharmaceutical or biotechnology companies. Our success in executing this strategy depends on our continued ability to identify and acquire new pharmaceutical products targeted at niche markets within selected strategic therapeutic market segments. Other companies, including those with substantially greater financial, marketing and other resources, compete with us for the right to license or acquire such products. We may not be successful in identifying potential product licensing or acquisition opportunities. If any of these opportunities are identified, we may not be able to obtain these licenses or complete these acquisitions on acceptable terms. We may not be able to successfully integrate any licensed or acquired products or technologies into our product portfolio. Our failure to obtain licenses for, or complete acquisitions of, products or technologies within a selected strategic therapeutic market segment or to promote and market commercially successful products or technologies within an existing strategic therapeutic market segment could have a material adverse effect on our business and prospects. Once we have obtained rights to a product or technology and committed to payment terms, we may not be able to generate sales sufficient to create a profit or otherwise avoid a loss. Any inability to generate sufficient sales or any subsequent reduction of sales could have a material adverse effect on our business and prospects.

We may not be able to bring generic pharmaceutical products to market effectively or at all.

         Our development strategy may involve entering into collaborative arrangements with one or more generic drug manufacturers to add generic oncology products to our marketing portfolio. We and our collaborative partners may not be able to consistently bring these products to market quickly and efficiently or at all. Our success in this area depends on our and our collaborative partners' ability to anticipate which branded pharmaceuticals are about to come off patent and thus permit us and our collaborative partners to develop, manufacture and market equivalent generic pharmaceutical products. Generic pharmaceuticals must meet the same quality standards as branded pharmaceuticals, even though these equivalent pharmaceuticals are sold at prices which are significantly lower than that of branded pharmaceuticals. Generic products which third parties may develop may render our generic products noncompetitive or obsolete. An increase in competition in the sale of generic pharmaceutical products or our failure to bring these products to market before our competitors could have a material adverse effect on our business and prospects.

Because many of our competitors have substantially greater capabilities and resources, they may be able to develop products before us or develop more effective products or market them more effectively.

         Competition in our industry is intense. Potential competitors in the United States and Europe are numerous and include pharmaceutical, chemical and biotechnology companies, most of which have substantially greater capital resources, marketing experience, research and development staffs and facilities than us. Although we seek to limit potential sources of competition by developing products that are eligible for orphan drug designation and new drug application approval or other forms of protection, our competitors may not develop similar technologies and products more rapidly than us or market them more effectively. Competing technologies and products may not be more effective than any of those that are being or will be developed by us. The generic drug industry is intensely competitive and includes large brand name and multi-source pharmaceutical companies. Because generic drugs do not have patent protection or any other market exclusivity, our competitors may introduce competing generic products, which may be sold at lower prices or with more aggressive marketing. Conversely, as we introduce branded drugs into our product portfolio, we will face competition from manufacturers of generic drugs which may claim to offer equivalent therapeutic benefits at a lower price. The aggressive pricing activities of our generic competitors could have a material adverse effect on our business and prospects.

If we fail to keep up with rapid technological change and evolving therapies, our technologies and products could become less competitive or obsolete.

         The pharmaceutical industry is characterized by rapid and significant technological change. We expect that pharmaceutical technology will continue to develop rapidly, and our future success will depend on our ability to develop and maintain a competitive position. Technological development by others may result in products developed by us, branded or generic, becoming obsolete before they are marketed or before we recover a significant portion of the development and commercialization expenses incurred with respect to these products. Alternative therapies or new medical treatments could alter existing treatment regimes, and thereby reduce the need for one or more of the products developed by us, which would adversely affect our business and our prospects.

We depend on others for clinical testing and manufacturing of our products.

         We do not currently have any internal product testing, manufacturing or distribution capabilities. Our inability to retain third parties for the clinical testing, manufacture and distribution of products on acceptable terms could adversely affect our ability to develop and market products. Any failures by third parties to adequately perform their responsibilities may delay the submission of products for regulatory approval, impair our ability to deliver products on a timely basis or otherwise impair our competitive position. Our dependence on third parties for the development, manufacture and distribution of products may adversely affect our potential profit margins and our ability to develop and deliver products on a timely basis.

We depend on others to manufacture our products and have not manufactured them in significant quantities.

         We have never manufactured any products in commercial quantities, and the products being developed by us may not be suitable for commercial manufacturing in a cost-effective manner. Manufacturers of products developed by us will be subject to current good manufacturing practices prescribed by the FDA or other rules and regulations prescribed by foreign regulatory authorities. We may not be able to enter into or maintain relationships either domestically or abroad with manufacturers whose facilities and procedures comply or will continue to comply with current good manufacturing practices or applicable foreign requirements. Failure by a manufacturer of our products to comply with current good manufacturing practices or applicable foreign requirements could result in significant time delays or our inability to commercialize or continue to market a product and could have a material adverse effect on us and our prospects. In the United States, failure to comply with current good manufacturing practices or other applicable legal requirements can lead to federal seizure of violative products, injunctive actions brought by the federal government, and potential criminal and civil liability on the part of a company and our officers and employees.

We have limited sales and marketing capability, and may not be successful in selling or marketing our products.

         The creation of infrastructure to commercialize oncology products is a difficult, expensive and time-consuming process. We may not be able to establish direct or indirect sales and distribution capabilities or be successful in gaining market acceptance for proprietary products or for other products. We currently have very limited sales and marketing capabilities. To market any products directly, we will need to develop a marketing and sales force with technical expertise and distribution capability or contract with other pharmaceutical and/or health care companies with distribution systems and direct sales forces. To the extent that we enter into co-promotion or other licensing arrangements, any revenues to be received by us will be dependent on the efforts of third parties. The efforts of third parties may not be successful. Our failure to establish marketing and distribution capabilities or to enter into marketing and distribution arrangements with third parties could have a material adverse effect on our business and prospects.

We depend on patent and proprietary rights to develop and protect our technologies and products, which may not offer us sufficient protection.

         The pharmaceutical industry places considerable importance on obtaining patent and trade secret protection for new technologies, products and processes. Our success will depend on our ability to obtain and enforce protection for products that we develop under United States and foreign patent laws and other intellectual property laws, preserve the confidentiality of our trade secrets and operate without infringing the proprietary rights of third parties. Through our current license agreements, we have acquired the right to utilize the technology covered by five issued patents and six patent applications, as well as additional intellectual property and know-how that could be the subject of further patent applications in the future. Patents may not be issued from these applications and issued patents may not give us adequate protection. Issued patents may be challenged, invalidated, infringed or circumvented, and any rights granted thereunder may not provide us with competitive advantages. Parties not affiliated with us have obtained or may obtain United States or foreign patents or possess or may possess proprietary rights relating to products being developed or to be developed by us. Patents now in existence or hereafter issued to others may adversely affect the development or commercialization of products developed or to be developed by us. Our planned activities may infringe patents owned by others.

         We could incur substantial costs in defending infringement suits brought against us or any of our licensors or in asserting any infringement claims that we may have against others. We could also incur substantial costs in connection with any suits relating to matters for which we have agreed to indemnify our licensors or distributors. An adverse outcome in any such litigation could have a material adverse effect on our business and prospects. In addition, we could be required to obtain licenses under patents or other proprietary rights of third parties. These licenses may not be made available on terms acceptable to us, or at all. If we are required to, and do not obtain any required licenses, we could be prevented from, or encounter delays in, developing, manufacturing or marketing one or more products.

         We also rely upon trade secret protection for our confidential and proprietary information. Others may independently develop substantially equivalent proprietary information and techniques or gain access to our trade secrets or disclose our technology. We may not be able to meaningfully protect our trade secrets.

         We require our employees, consultants, members of the scientific advisory board and parties to collaborative agreements to execute confidentiality agreements upon the commencement of employment or consulting relationships or a collaboration with us. These agreements may not provide meaningful protection of our trade secrets or adequate remedies in the event of unauthorized use or disclosure of confidential and proprietary information.

If we lose key management or other personnel our business will suffer.

         We are highly dependent on the principal members of our scientific and management staff. We also rely on consultants and advisors, including our scientific advisors, to assist us in formulating our research and development strategy. Our success also depends upon retaining key management and technical personnel, as well as our ability to continue to attract and retain additional highly-qualified personnel. We face intense competition for personnel from other companies, government entities and other organizations. We may not be successful in retaining our current personnel. We may not be successful in hiring or retaining qualified personnel in the future. If we lose the services of any of our scientific and management staff or key technical personnel, or if we fail to continue to attract qualified personnel, our business could suffer.

Our management and internal systems might be inadequate to handle our potential growth.

         Our success will depend in significant part on the expansion of our operations and the effective management of growth. This growth will place a significant strain on our management and information systems and operational and financial resources. To manage future growth, our management must continue to improve our operational and financial systems and expand, train, retain and manage our employee base. Our management may not be able to manage our growth effectively. If our systems, procedures and controls are inadequate to support our operations, our expansion would be halted and we could lose our opportunity to gain significant market share. Any inability to manage growth effectively may harm our business.

Because we intend to have international operations, we will be subject to risks of conducting business in foreign countries.

         If, as we anticipate, international operations will constitute a part of our business, we will be subject to the risks of conducting business in foreign countries, including:

         o    difficulty in establishing or managing distribution relationships;

         o different standards for the development, use, packaging and marketing of our products and technologies;

         o our inability to locate qualified local employees, partners, distributors and suppliers;

         o the potential burden of complying with a variety of foreign laws, trade standards and regulatory requirements, including the regulation of pharmaceutical products and treatment; and

         o general geopolitical risks, such as political and economic instability and changes in diplomatic and trade relations.

The prices we charge for our products and the level of third-party reimbursement may decrease and our revenues could decrease.

         Our ability to commercialize products successfully depends in part on the price we may be able to charge for our products and on the extent to which reimbursement for the cost of our products and related treatment will be available from government health administration authorities, private health insurers and other third-party payors. Government officials and private health insurers are increasingly challenging the price of medical products and services. Significant uncertainty exists as to the pricing flexibility distributors will have with respect to, and the reimbursement status of, newly approved health care products.

         In the United States, we expect that there will continue to be a number of federal and state proposals to implement government control of pricing and profitability of prescription pharmaceuticals. Government imposed controls could decrease the price we receive for products by preventing the recovery of development costs and an appropriate profit margin. Any of these cost controls could have a material adverse effect on our ability to make a profit. Furthermore, federal and state regulations govern or influence the reimbursement to health care providers in connection with medical treatment of certain patients. If any actions are taken by federal and/or state governments, they could adversely affect the prospects for sales of our products. Actions taken by federal and/or state governments with regard to health care reform could have a material adverse effect on our business and our prospects.

         Third-party payors may attempt to control costs further by selecting exclusive providers of their pharmaceutical products. If third-party payors were to make this type of arrangement with one or more of our competitors, they would not reimburse patients for purchasing our competing products. This could cause the acceptance and/or use of our products to decline. This lack of reimbursement would diminish the market for products developed by us and could have a material adverse effect on us.

Our products may be subject to recall.

         Product recalls may be issued at our discretion or at the request of the FDA or other government agencies having regulatory authority for product sales. Product recalls may harm our reputation and cause us to lose development opportunities, customers or pay refunds. Products may need to recalled due to disputed labeling claims, manufacturing issues, quality defects, or other reasons. We do not carry any insurance to cover the risk of potential product recall. Any product recall could have a material adverse effect on us and our prospects.

We may face exposure from product liability claims and product liability insurance may not be available to cover the costs of our liability claims related to technologies or products.

         We face exposure to product liability claims if the use of our technologies or products or those we license from third parties is alleged to have resulted in adverse effects to users thereof. Regulatory approval for commercial sale of our products does not mitigate product liability risks. Any precautions we take may not be sufficient to avoid significant product liability exposure. We may not be able to obtain an appropriate level of liability insurance coverage for our development and marketing activities. Existing coverage may not be adequate as we further develop our products. In the future, adequate insurance coverage or indemnification by collaborative partners may not be available in sufficient amounts, or at acceptable costs, if at all. To the extent that product liability insurance, if available, does not cover potential claims, we will be required to self-insure the risks associated with those claims. The successful assertion of any uninsured product liability or other claim against us could have a material adverse effect on our business and prospects. In addition, future product labeling may include disclosure of additional adverse effects, precautions and contraindications, which may adversely impact product sales. The pharmaceutical industry has experienced increasing difficulty in maintaining product liability insurance coverage at reasonable levels, and substantial increases in insurance premium costs in many cases have rendered coverage economically impractical.

We may be liable for the use of hazardous materials.

         Our research and development activities may involve the use of hazardous materials, chemicals and/or various radioactive compounds by our collaborative partners. The risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of an accident, we could be held liable for any damages that result and any liability could exceed our resources. Our future collaborative partners may incur substantial costs to comply with environmental regulations, which costs may be passed on to us.

We may encounter significant financial and operating risks if we grow our business through acquisitions.

         As part of our growth strategy, we may seek to acquire or invest in complementary or competitive businesses, products or technologies. The process of integrating acquired assets into our operations may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for the ongoing development of our business. We may allocate a significant portion of our available working capital to finance all or a portion of the purchase price relating to possible acquisitions. Any future acquisition or investment opportunity may require us to obtain additional financing to complete the transaction. The anticipated benefits of any acquisitions may not be realized in a timely fashion or at all. In addition, future acquisitions by us could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, any of which could materially adversely affect our operating results and financial position. Acquisitions also involve other risks, including entering markets in which we have no or limited prior experience. We currently have no binding commitments or agreements with respect to any possible acquisitions or investments.


Where You Can Find More Information

         We file annual, quarterly and special reports, proxy statements and other information with the SEC. This information is available at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information about Bioenvision and other issuers that file electronically with the SEC at http://wwww.sec.gov.

Item 2.  Description of Property

Facilities

         As of the date of this report we do not own any interest in real property. We currently lease approximately 250 square feet of office space at our financial advisor at Suite 1600, One Rockefeller Plaza, New York, New York 10020 for our principal executive offices for $3,000 per month. This office space is used by management and administration. To date, most of our drug development programs have been conducted at scientific institutions around the world. It is our policy to continue development at leading scientific institutions in the United States and Europe. We intend to lease facilities that will serve as our corporate headquarters in the United States upon completion of a private financing. These facilities will be the center for all of our administrative and marketing functions in the United States. We do not plan to conduct laboratory research in such facilities in the near future, but, rather, will conduct research through collaborative arrangements with SRI and M.D. Anderson.

Investment Policies

         We do not currently have any investments in real estate or interests in real estate, nor in real estate mortgages nor in the securities of or interests in persons primarily engaged in real estate. We generally acquire our assets for the purpose of ultimately producing sales revenues from the exploitation of such assets in the development of our biopharmaceutical business. We do not currently have any surplus cash to invest, but we intend to invest any surplus cash we may have on hand in the future in interest-bearing deposit accounts, short-term certificates of deposit and governmental debt instruments.

Item 3.  Legal Proceedings

         We are not a party to any material legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

                                     PART II


Item 5.  Market for Common Equity and Related Stockholder Matters

         The following represents the range of reported high and low bid quotations for Bioenvision's common stock on a quarterly basis since Bioenvision's stock commenced active trading on March 5, 1999, as reported on the Over-the-Counter Bulletin Board of the National Association of Securities Dealers (OTCBB). Bioenvision's trading symbol is "BIOV." Prior to that time Bioenvision's stock was not listed on OTCBB and was inactive, trading in the over-the-counter "pink sheets" under the symbol "ASGP." The quotations also reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.
                                                         High           Low
                                                         ----           ---
      Fiscal Year Ended June 30, 1999
           First Quarter*....................            $5 1/2        $5 1/2
           Second Quarter*...................             6             2 1/2
           Third Quarter.....................             5 3/8         2 1/2
           Fourth Quarter....................             6             2 1/2

      Fiscal Year Ended June 30, 2000
           First Quarter.....................            $8 1/4       $ 4
           Second Quarter....................             8             6
           Third Quarter.....................             9             6 1/4
           Fourth Quarter....................             8             5


         *In accordance with the terms of the Acquisition Agreement between Old Bioenvision and Bioenvision dated December 21, 1998, Bioenvision effected a 1-for-15 reverse stock split, reducing its issued and outstanding shares of common stock from 3,450,000 to 230,000, immediately prior to issuing 7,013,897 shares of post 1-for-15 reverse stock split common stock at the closing of the acquisition on January 5, 1999.

         On September 30, 2000, Bioenvision had 270 stockholders of record.

         Bioenvision has never declared or paid cash dividends on its capital stock, and Bioenvision's Board of Directors does not intend to declare or pay any dividends on the common stock in the foreseeable future. Earnings of Bioenvision, if any, are expected to be retained for use in expanding Bioenvision's business. The declaration and payment in the future of any cash or stock dividends on the common stock will be at the discretion of the Board of Directors of Bioenvision and will depend upon a variety of factors, including the ability of Bioenvision to service its outstanding indebtedness and to pay its dividend obligations on securities ranking senior to the common stock, Bioenvision's future earnings, if any, capital requirements, financial condition and such other factors as Bioenvision's Board of Directors may consider to be relevant from time to time.

Recent Sales of Unregistered Securities


         In September 1998, Bioenvision granted options to Glen Investments Limited, a Jersey (Channel Islands) corporation wholly owned by Kevin R. Leech, a U.K. citizen, to purchase up to 500,000 shares of common stock at an exercise price of $1.00 per share in exchange for the agreement by Glen to loan funds to Bioenvision on an as-needed basis based upon previously agreed budgets. These options are presently exercisable. The issuance of these options was exempt from registration under Regulation S promulgated under the Securities Act based upon representations and warranties made by Glen Investments as to the status of Glen as an offshore buyer and Glen's covenants and agreements not to offer or sell the subject shares within the United States at any time that would disqualify the private placement from the exemption under Regulation S.

         Effective as of January 5, 1999, pursuant to the Acquisition Agreement between Bioenvision and Old Bioenvision, Bioenvision effected a 1-for-15 reverse stock split and thereafter issued 7,013,897 post-reverse split shares of common stock to the stockholders of Old Bioenvision in exchange for 7,013,897 shares of common stock of Old Bioenvision, comprising all of the issued and outstanding shares of capital stock of Old Bioenvision, in a tax-free exchange. The issuance of these shares was exempt from registration under Regulation S promulgated under the Securities Act based upon representations and warranties made by the purchasers thereof who were citizens of the United Kingdom as to their status as offshore buyers and their covenants not to offer or sell the subject shares within the United States at any time that would disqualify the private placement from the exemption under Regulation S, and under Section 4(2) of the Securities Act with respect to those investors who were United States citizens, based upon their representations that they were accredited investors as defined under the SEC's Rule 501(a).

         In April 1999, Bioenvision issued an aggregate of 4,000 shares of common stock to Inpharmation Ltd. in partial consideration for consulting services rendered to Bioenvision. The issuance of these shares was exempt from registration under Regulation S promulgated under the Securities Act based upon representations and warranties made by the purchaser as to its status as an offshore buyer and its covenant not to offer or sell the subject shares within the United States at any time that would disqualify the private placement from the exemption under Regulation S.

         In April 1999, Bioenvision issued 1,250 shares of common stock to Christopher P. Oliver. The issuance of these shares was exempt from registration under Regulation S promulgated under the Securities Act based upon representations and warranties made by the purchaser as to his status as an offshore buyer and its covenant not to offer or sell the subject shares within the United States at any time that would disqualify the private placement from the exemption under Regulation S.

         In April 2000, we received a $2,000,000 equity investment from Bioaccelerate, Inc., a BVI company, of Switzerland, in exchange for the issuance of 727,272 shares of our common stock at a price of $2.75 per share. The investment agreement, dated March 21, 2000, grants to Bioaccelerate the option to purchase two further tranches of 727,272 common shares each, also at a price of $2.75 per share, upon achievement of certain specified milestones, which have not yet been achieved. The issuance of these shares was exempt from registration under Regulation D promulgated under the Securities Act based upon representations and warranties made by the purchaser as to its status as an accredited investor.

Item 6.  Management's Discussion and Analysis or Plan of Operation


Overview

         Bioenvision is a development-stage, biopharmaceutical company primarily engaged in the development of products and technologies for the treatment of cancer. We have acquired development, manufacturing and marketing rights to four technologies from which a range of products have been derived and from which additional products may be developed in the future. We aim to continue developing our existing platform technologies, acquire additional technologies and products with multiple uses, and commercialize products for the multi-billion dollar cancer treatment market.

         We expect to begin marketing Trilostane for the treatment of post-menopausal breast cancer on a commercial scale in the United States and in Europe in the second quarter of 2001. The product is already FDA-approved in the United States for another use but we plan to apply to use the drug in the United States for treatment of hormone sensitive cancers, such as breast cancer and advanced prostate cancer. In addition, three of the other products and technologies to which we have acquired rights are presently being tested in clinical trials, and an additional eight are in the pre-clinical stage of development. Assuming the successful completion of clinical trials, we anticipate that by the end of 2002, five of our products and technologies will have received regulatory approval for specific disease (primarily cancer) treatment indications in the United States or Europe and seven will be in the final stages of the clinical trial process.

         We have had discussions with potential development partners over the past year and plan to continue to explore the possibilities for co-development and sub-licensing. We expect to enter into a co-development agreement for at least one of our products within the next few months, although there can be no assurances that any such agreement will be reached.

         We are considered a development-stage company for accounting purposes because we have not generated any material revenues to date. Accordingly, we have no relevant operating history upon which an evaluation of our performance and prospects can be made. We are prone to all of the risks to the establishment of any new business venture. You should consider the likelihood of our future success to be highly speculative in light of our limited operating history, as well as the limited resources, problems, expenses, risks and complications frequently encountered by similarly situated companies. To address these risks, we must, among other things:

         o satisfy our current and future capital requirements for the implementation of our business plan;

         o    commercialize our existing products;

         o complete development of products presently in our pipeline and obtain necessary regulatory approvals for use;

         o implement and successfully execute our business and marketing strategy to commercialize products;

         o    establish and maintain our client base;

         o continue to develop new products and upgrade our existing products;

         o    respond to industry and competitive developments; and

         o    attract, retain, and motivate qualified personnel.

         We may not be successful in addressing these risks. If we are unable to do so, our business prospects, financial condition and results of operations would be materially adversely affected. The likelihood of our success must be considered in light of the development cycles of new pharmaceutical products and technologies and the competitive and regulatory environment in which we operate.

         We have succeeded in attracting $2 million in equity capital during the past 12 months. The investor in that transaction agreed to fund an addition $4 million when certain performance targets are achieved. The investment has allowed us to continue and expand our research and clinical development but the investment to date has been insufficient to establish the corporate infrastructure and the sales and marketing organization necessary to generate sales revenue. We are currently seeking additional equity funding for Bioenvision. We have had recurring losses from operations, and had a working capital deficiency and stockholders' deficit at June 30, 2000. Accordingly, Ernst & Young qualified their report to indicate that these matters raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from this uncertainty. Kevin Leech, who through two wholly-owned investment vehicles, is a major investor in Bioenvision, has provided a finance facility of up to $2 million, available until November 30, 2001. In addition, the Company's directors and attorneys have agreed to defer salaries and certain fees until sufficient long-term funding has been raised by the Company. Deferred salaries and fees amounted to approximately $1 million at June 30, 2000 and are included in accounts payable or other liabilities payable to third parties in the accompanying balance sheet. Our financial statements and related notes contain more information about this risk.

Plan of Operations

         We have acquired development and marketing rights to a portfolio of four platform technologies developed over the past fifteen years, from which a range of products have been derived and additional products may be developed in the future. Although we intend to commence marketing our lead product, Modrefen, and to continue developing our existing platform technologies and commercializing products derived from such technologies, a key element of our business strategy is to continue to acquire, obtain licenses for, and develop new technologies and products that we believe offer unique market opportunities and/or complement our existing product lines. Once a product or technology has been launched into the market for a particular disease indication, we plan to work with numerous collaborators, both pharmaceutical and clinical, in the oncology community to extend the permitted uses of the product to other indications. In order to market our products effectively, we intend to develop marketing alliances with strategic partners and may co-promote and/or co-market in certain territories.

Liquidity and Capital Resources

         From the period of our inception through December 1998, we did not engage in any active trade or business. In January 1999, we consummated a merger with Old Bioenvision by effecting a 1-for-15 reverse stock split of its then outstanding shares of common stock and thereafter issuing 7,013,897 post-reverse split shares of common stock to the former stockholders of Old Bioenvision in exchange for all of the issued and outstanding shares of capital stock of Old Bioenvision. Consequently, upon consummation of the merger, the former stockholders of Old Bioenvision became our controlling stockholders, Old Bioenvision became our wholly-owned subsidiary and changed its name to Bionco Marketing, Inc., and we changed our name from Ascot Group, Inc. to Bioenvision, Inc.

         To date, we have incurred significant net losses, including net losses of $813,355 for the fiscal year ended June 30, 1999 and net losses of $1,495,509 for the fiscal year ended June 30, 2000. We had an accumulated deficit of $2,190,878 at June 30, 1999 and $3,686,387 at June 30, 2000 and, since that date, we have continued to incur significant and increasing losses. We anticipate that we may continue to incur significant operating losses for the foreseeable future. There can be no assurance as to whether or when we will generate material revenues or achieve profitable operations. Our independent public accountants have included a footnote in their report on our financial statements, stating that certain factors raise substantial doubt about our ability to continue as a going concern.

         Administrative expenses totaled $622,966 in the year ended June 30, 1999 and $486,627 in the year ended June 30, 2000. Research and development costs increased from $164,250 in the year ended June 30, 1999 to $984,460 in the year ended June 30, 2000. The increase in research and development costs is a result of our increasing our research activities during 2000 in-line with the development of our products.

         Based on our operating plan, we are seeking arrangements for long-term funding through additional capital raising activities, including one or more offerings of equity and/or debt through private placements and/or public offerings. The Company is also actively seeking strategic alliances in order to develop and market its range of products. In November 2000, the Company obtained a finance facility for up to $2 million, from a major shareholder, Kevin Leech, which would be available through November 30, 2001. Before these plans can be effected, however, we may require additional financing within this time frame due to unanticipated changes in economic conditions or other unforeseen circumstances. In the event our plans change or our assumptions change or prove to be inaccurate, we could be required to seek additional financing sooner than currently anticipated. Any additional financing may not, however, be available to us when needed on commercially reasonable terms, or at all. If this were to occur, our business and operations would be materially and adversely affected.


Item 7.  Financial Statements

         The consolidated financial statements of Bioenvision, Inc. and its subsidiaries including the notes thereto, together with the report thereon is presented beginning at page F-1.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         On September 30, 1999, Bioenvision and its former auditors, Graf Repetti & Co., LLP agreed to terminate their relationship as of such date. As of October 1, 1999, Bioenvision retained Ernst & Young as its independent public accountants. The decision to terminate its relationship with Graf Repetti was recommended and approved by the Board of Directors and was based upon Bioenvision's need to have auditors with international auditing capability.

         During the period from inception on August 16, 1996 through and including June 30, 1998, and for the interim period from July 1, 1998 through March 31, 1999, Graf Repetti's reports on Bioenvision's financial statements neither contained any adverse opinions or disclaimers of opinions nor were qualified or modified as to uncertainty, except that Graf Repetti's auditors' report on Bioenvision's consolidated financial statements for the fiscal period ended June 30, 1998 expressed substantial doubt about Bioenvision's ability to continue as a going concern owing to Bioenvision's losses from operations and net capital deficiency.

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

                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         Our executive officers, directors and other significant employees and their ages and positions are as follows:


Name of Individual              Age        Position with Bioenvision and Subsidiaries
------------------              ---        ------------------------------------------
 Christopher B. Wood, M.D.      54         Chairman of the Board and Chief Executive Officer(1)(2)(3)
 Thomas Scott Nelson            61         Chief Financial Officer and Director(1) (2)(3)
 Stuart Smith, Ph.D.            36         Senior Vice President, Secretary and Director(1) (2)(3)
 George Margetts, M.D.          66         Chief Medical Officer

-----------------------------
(1) Member of Executive Committee
(2) Member of Compensation Committee
(3) Member of Audit Committee

         Christopher B. Wood, M.D. has served as the Chairman of the Board and Chief Executive Officer of Bioenvision since January 1999. From January 1997 to December 1998, Dr. Wood was Chairman of Eurobiotech, Inc. From March 1994 to January 1997, Dr. Wood was a specialist surgeon in the National Health Service, U.K. From April 1979 to March 1991, Dr. Wood was a specialist surgeon at The Royal Postgraduate Medical School, London, England. He has more than 15 years experience in the European biotechnology sector. He has taken two biotechnology companies from start-up through commercialization, one of which, Medeva Plc., which traded on the London Stock Exchange and the New York Stock Exchange, and which is now wholly owned by Celltech Group PLC. Dr. Wood holds M.D. from the University of Wales School of Medicine and the Fellowship of the Royal College of Surgeons of Edinburgh.

         Thomas Scott Nelson has served as the Chief Financial Officer of Bioenvision since May 1998. From 1996 to 1999, Mr. Nelson served as the Director of Finance of the Management Board of the Royal & Sun Alliance Insurance Group. From 1991 to 1996, Mr. Nelson served as Group Finance Director of the Main Board of Sun Alliance Insurance Group. He has served as Chairman of the United Kingdom insurance industry committee on European regulatory, fiscal and accounting issues. He has also worked with Deloittes in Paris and as a consultant with PA Consultants Management. Mr. Nelson is a Member of Institute of Chartered Accountants of Scotland and a Fellow of the Institute of Cost and Management Accountants. Mr. Nelson holds a B.A. degree from Cambridge University.

         Stuart Smith, Ph.D. has served as a Senior Vice President of Bioenvision since May 1997. Dr. Smith has considerable experience in the biotechnology and pharmaceutical fields. From June 1995 to

May 1997, he served as Business Development Manager of CRC Oxford. From July 1994 to June 1995, he served as Marketing Manager (Oncology) of British Biotech Pharmaceuticals Ltd. From March 1992 to June 1994 as International Product Manager (Oncology) of Schering AG in Berlin, Germany. Prior thereto, Dr. Smith worked in the veterinary and public health fields, focusing on animal health research and parasitology. Dr. Smith holds a B.S. degree, with honors, in Biology and a Ph.D. degree in Philosophy from the University of Aberdeen.

         George Margetts, M.D. has served as Chief Medical Officer of Bioenvision since December 1998. Since 1990, he has been Managing Director of Stegram Pharmaceutical Ltd. From 1984 to 1990, Dr. Margetts served as Executive Vice President Research/Managing Director of Sterling Winthrop Group and as its Medical Director between 1971 and 1989. Dr. Margetts holds B. Pharm. and M.Sc. degrees from the University of London and M.R.C.S., L.R.C.P., M.D. and B.S. degrees from University College Hospital Medical School, London.

         The directors serve until the next annual meeting of stockholders and until their respective successors are elected and qualified. Officers serve at the discretion of the Board of Directors.

Committees of the Board of Directors

         The Board currently has three committees: the Executive Committee, the Audit Committee and the Compensation Committee. As soon as we complete another round of equity financing, we expect to increase our Board by adding at least three outside, non-management directors who will replace Messrs. Wood, Nelson and Smith on our Audit Committee and our Compensation Committee.

         The Executive Committee is comprised of Messrs. Wood, Nelson and Smith. Dr. Wood serves as Chairman of the Executive Committee.

         The Audit Committee is comprised of Messrs. Wood, Nelson and Smith. The Audit Committee recommends the independent accountants appointed by the Board to audit our the financial statements, which includes an inspection of our books and accounts, and reviews with such accountants the scope of their audit and their report thereon, including any questions and recommendations that may arise relating to such audit and report or our internal accounting and auditing system procedures.

         The Compensation Committee is comprised of Messrs. Wood, Nelson and Smith. The function of the Compensation Committee is to review and approve the compensation of executive officers and establish targets and incentive awards under our incentive compensation plans. The Compensation Committee reports to the Board.

Compliance with Section 16(a) of the Exchange Act

         Section 16(a) of the Exchange Act requires Bioenvision's directors and executive officers, and persons who own more than 10% of the outstanding equity securities of Bioenvision, to file initial reports of beneficial ownership and reports of changes in beneficial ownership of equity securities with the SEC and any national securities exchange on which equity securities are listed. These persons are required by SEC regulations to furnish Bioenvision with copies of all Section 16(a) forms they file.

         Based upon filings made with the SEC and Bioenvision's records, Bioenvision believes that no director, executive officer or holder of more than 10% of the outstanding shares of common stock filed on a timely basis the reports required by Section 16(a) of the Exchange Act during, or with respect to, the year ended June 30, 2000.

Item 10. Executive Compensation

Summary Compensation Table

         The following table sets forth information for each of the fiscal years ended June 30, 2000, 1999 and 1998 concerning the compensation paid and awarded to all individuals serving as our executive officers or key employees whose total annual salary and bonus exceeded $100,000 for these periods:


                           SUMMARY COMPENSATION TABLE

                                                                                                     Long-Term    Restricted
                                                                                Other Annual       Compensation     Stock
                                              Annual Compensation               Compensation          Awards        Awards
                                     ------------------------------------------------------------------------------------------
                                                                     Bonus
Name and Principal Position          Year       Salary ($)            ($)           ($)
                                     -------------------------------------------------------
Christopher B. Wood                  2000       $180,000

                                     1999       $180,000(1)             --           --                 --            --

                                     1998       $100,000(2)             --           --                 --            --


Stuart Smith                         2000       $150,000(1)

                                     1999       $150,000(1)

                                     1998        $80,000(2)

--------------------------

(1) Salaries through January 4, 1999 were accrued by Eurobiotech Group, Inc., a wholly-owned subsidiary of Bioenvision.

(2)  Accrued by Eurobiotech Group.

Stock Options

         Bioenvision does not presently have any stock option plans.

Employment Agreements

         Bioenvision has entered into employment agreements with each of its principal executive officers. Pursuant to these agreements, Bioenvision's executive officers agree to devote all or a substantial portion of their business and professional time efforts to the business of Bioenvision as executive officers. The employment agreements provide for certain compensation packages, which include bonuses and other incentive compensation. The agreements also contain covenants restricting the employees from competing with Bioenvision and its business and prohibiting them from disclosing confidential information about Bioenvision and its business.

         On September 1, 1999, we entered into an employment agreement with Christopher B. Wood, M.D. under which he serves as Bioenvision's Chairman and Chief Executive Officer. The initial term of Dr. Wood's employment agreement is two years, with automatic one-year extensions thereafter unless either party gives written notice to the contrary. Dr. Wood's agreement provides for an initial base salary of $180,000, a bonus as determined by the Board of Directors, life insurance benefits equal to his annual salary, health insurance and other benefits currently or in the future provided to key employees of Bioenvision. If Dr. Wood's employment is terminated for cause of if he terminates his employment for good reason, he will receive a lump sum payment in an amount equal to his then current annual base salary plus his average annual bonus for the preceding two years.

         On January 1, 2000, we entered into an employment agreement with Stuart Smith under which he serves as Bioenvision's Executive Vice President. The initial term of Mr. Smith's employment agreement is two years, with automatic one-year extensions thereafter unless either party gives written notice to the contrary. Mr. Smith's agreement provides for an initial base salary of $100,000, a bonus as determined by the Board of Directors, life insurance benefits equal to his annual salary, health insurance and other benefits currently or in the future provided to key employees of Bioenvision. If Mr. Smith's employment is terminated for cause of if he terminates his employment for good reason, he will receive a lump sum payment in an amount equal to his then current annual base salary plus his average annual bonus for the preceding two years.

Director Compensation

         Non-management directors of Bioenvision each receive a director's fee of $1,000 per meeting for attendance at Board of Director's meetings, and are reimbursed for actual expenses incurred in respect of such attendance. Bioenvision does not separately compensate employees for serving as directors. Bioenvision does not provide additional compensation for committee participation or special assignments of the Board of Directors.


Item 11.  Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information regarding ownership of our common stock, as of November 9, 2000 by each person known to us to own beneficially more than 5% of our outstanding common stock, by each person who is a director of Bioenvision, by each person listed in the Summary Compensation Table and by all directors and officers of Bioenvision as a group.

         The information contained in the table was furnished by the persons listed therein. The calculations of the percent of shares beneficially owned are based on 8,476,429 shares of common stock outstanding on November 9, 2000.

                                                   Beneficial Ownership           Current
Name and Address                                      of Common Stock         Percent of Class(1)
----------------                                      ---------------         ------------------
Christopher B. Wood                                    2,000,000(2)               23.6%

Kevin R. Leech                                         1,900,000(3)               21.2

Phoenix Ventures Limited(4)                            1,400,000                  16.5

L. Wise Investments Limited(5)                           887,500                  10.5

General Capital Limited(6)                               887,500                  10.5

Bioaccelerate, Inc.(7)                                   727,272(8)                8.6

Glen Investments Limited(9)                              500,000(10)               5.6

Stuart Smith                                             100,000                   1.2

Thomas Nelson                                             13,750                      *

All Executive Officers and Directors as a
group (4 persons)                                      2,113,750                  24.9



------------------
*        Less than one percent.

(1) Based on a total of 8,476,429 shares of Common Stock outstanding as of November 9, 2000.

(2) Includes 318,750 shares of Common Stock owned by Julie Wood, Dr. Wood's spouse.

(3) Includes 1,400,000 shares of Common Stock owned by Phoenix Ventures Limited and 500,000 shares issuable upon exercise of currently outstanding options granted to Glen Investments Limited. Each of these companies is wholly-owned by Mr. Leech.

(4) Phoenix Ventures Limited is a Guernsey, Channel Islands corporation wholly-owned by Kevin R. Leech, a private investor.

(5) L. Wise Investments Limited is a Gibraltar corporation wholly-owned by John Cole, a private investor.

(6) General Capital Limited is a Bermuda corporation wholly-owned by David Chester, a private investor.

(7) Bioaccelerate, Inc. is a BVI corporation, owned by several private investors.

(8) Does not include 1,454,554 shares issuable upon exercise of currently outstanding options granted to Bioaccelerate, Inc. These options are contingent upon Bioenvision meeting specified milestones which Bioenvision does not believe it will meet within the next 60 days. More information about these options can be found in the section entitled "Recent Sales of Unregistered Securities."

(9) Glen Investments Limited is a Jersey, Channel Islands corporation wholly-owned by Kevin R. Leech, a private investor.

(10) Represents shares issuable upon exercise of currently outstanding options granted to Glen Investments Limited. More information about these options can be found in the section entitled "Certain Transactions.

Item 12.  Certain Relationships and Related Transactions

         In May 1998, Bioheal Limited, a subsidiary of Bioenvision, entered into an agreement with Christopher B. Wood, our Chairman of the Board and Chief Executive Officer, to co-develop a gene marker and immunomodulator system for use in gene therapy and related technologies. Under the terms of the agreement, Bioheal was granted the exclusive license to make, use and sell products derived from technology, and to utilize technical information related to the technology to obtain patent and other proprietary rights to products developed by Bioheal and its collaborators from the technology for a term expiring on the date of expiration of all current and future patents covered by the agreement, subject to earlier termination under certain circumstances. In consideration of the licenses granted to Bioheal, Bioheal agreed to pay to Dr. Wood, among other things, a royalty of 10% of the gross sales revenues of all products, less and discounts or deductions for value-added taxes. In addition, Bioheal has agreed to pay, among other things, certain costs associated with pre-clinical development and clinical trials of such products. Under the terms of the agreement, the pre-clinical costs are not to exceed $1,500,000, and the clinical trial costs are not to exceed $4,000,000, unless agreed by both parties.

         We have an agreement with Glen Investments, a corporation wholly owned by Kevin R. Leech, whereby Glen Investments has agreed to loan funds to us on an as-needed basis based upon previously agreed budgets. Mr. Leech is a private investor who is also the sole owner of Phoenix Ventures Limited, a Guernsey (Channel Islands) corporation and the holder of approximately 16.5% of our outstanding shares of common stock. In exchange for its agreement to loan funds to us, we granted to Glen Investments options to purchase up to 500,000 shares of common stock at an exercise price of $1.00 per share, all of which options are currently exercisable. As of the date of this report, Glen Investments had loaned to us a total of $280,000 (approximately pound 170,000) out of a total facility currently of pound 1 million (approximately $1.65 million).

         In April 2000, we received a $2,000,000 equity investment from Bioaccelerate, Inc, a BVI company, of Switzerland, in exchange for the issuance of 727,272 shares of our common stock at a price of $2.75 per share. The investment agreement, dated March 21, 2000, grants to Bioaccelerate the option to purchase two further tranches of 727,272 common shares each, also at a price of $2.75 per share, upon achievement of certain specified milestones, which have not yet been achieved.

         In November 2000, we obtained a finance facility for up to $2 million, from Kevin Leech, who through two wholly-owned investment vehicles, is a major investor in Bioenvision. This facility is available to us until November 30, 2001.

         In November 2000, the Company obtained a finance facility for up to $2 million, from a major shareholder, Kevin Leech, which would be available through November 30, 2001.

Item 13.  Exhibits, List and Reports on Form 10-KSB.

Exhibit
Number                             Description

2.1 Acquisition Agreement between Registrant and Bioenvision, Inc. dated December 21, 1998 for the acquisition of 7,013,897 shares of Registrant's Common Stock by the stockholders of Bioenvision, Inc. (1)
3.1      Certificate of Incorporation of Registrant. (2)
3.1a     Amendment to Certificate of Incorporation filed 1/29/99. (3)
3.2      By-Laws of the Registrant. (2)
10.1 Sponsored Research Agreement between Eurobiotech Corporation, Ltd. and University of Texas, MD Anderson Cancer Center dated February 26, 1998.
         (3)
10.2 Co-Development Agreement between Bioheal, Ltd. and Christopher Wood dated May 19, 1998. (3)
10.3 Co-Development Agreement between Biomed (UK) Ltd. and EuroLifesciences, Ltd. dated May 20, 1998. (3)
10.4 Co-Development Agreement between Stegram Pharmaceuticals, Ltd. and Bioenvision, Inc. dated July 15, 1998. (3)
10.5 Co-Development Agreement between Southern Research Institute and Eurobiotech Group, Inc. dated August 31, 1998. (3)
10.5a Agreement to Grant License from Southern Research Institute to Eurobiotech Group, Inc. dated September 1, 1998. (3)
10.6 Loan Agreement between Glen Investments Ltd. and Bioenvision, Inc. dated September 8, 1998 and affirmed July 15, 1999. (3)
10.7 Co-Development and Licensing Agreement between Orion Pharmaceuticals Canada and Bioenvision, Inc. dated November 1998. (3)
10.8 License Agreement between Bioenvision, Inc. and Royal Free and University College Medical School, London dated March 11, 1999. (3)
10.9 License Agreement between Bioenvision, Inc. and University College Cardiff Consultants Limited dated June 21, 1999. (3)
10.10 Research Agreement between Bioenvision, Inc. and Cardiff University dated July 8, 1999.(3)
10.11 Employment agreement between Bioenvision, Inc. and Stuart Smith dated January 1, 2000.*
10.12 Employment Agreement between Bioenvision, Inc. and Christopher B. Wood, M.D. dated September 1, 1999.*
10.13    Securities Purchase Agreement with Bioaccelerate Inc dated March 24,
         2000.*
21.1     Subsidiaries of the Registrant.*
27.1     Financial Data Schedule.*

-----------------------
(1) Incorporated by reference and filed as an Exhibit to Registrant's Current Report on Form 8-K filed with the SEC on January 12, 1999.

(2) Incorporated by reference and filed as an Exhibit to Registrant's Registration Statement on Form 10-12g filed with the SEC on September 3, 1998.

(3) Incorporated by reference and filed as an Exhibit to Registrant's Form 10-KSB/A filed with the SEC on October 18, 1999.

*   Filed herewith.

(b) No reports were filed on Form 8-K during the last quarter of fiscal year 2000.

Bioenvision, Inc.
(a development stage company)
--------------------------------------------------------------------------------
 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




Report of Independent Auditors                                                                          \

Consolidated Balance Sheet as of June 30, 2000                                                          F-3

Consolidated Statements of Operations for years ended June 30, 1999 and 2000 and period                 F-4
from August 16, 1996 (inception) to June 30, 2000

Consolidated Statements of Stockholders Equity and Deficit for the period from August                   F-5
16, 1996 (inception) through June 30, 2000.

Consolidated Statements of Cash Flows for years ended June 30, 1999 and 2000 and period                 F-7
from August 16, 1996 (inception) to June 30, 2000

Notes to Consolidated Financial Statements                                                              F-8


REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Bioenvision, Inc. (a development stage company)
We have audited the accompanying balance sheet of Bioenvision, Inc. (a development stage company) as of June 30, 2000, and the related consolidated statements of operations, stockholders equity (deficit) and cash flows for the years ended June 30, 1999 and 2000 and for the period from August 16, 1996 (inception) through June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bioenvision, Inc. (a development stage company) at June 30, 2000, and the consolidated results of its operations and its consolidated cash flows for the years ended June 30, 1999 and 2000 and for the period from August 16, 1996 (inception) to June 30, 2000, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 of notes to the consolidated financial statements, the Company's recurring losses from operations, working capital deficit and stockholder's deficit raise substantial doubt about its ability to continue as a going concern. Management's plans as to this matter are also described in Note
1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


ERNST & YOUNG



November 9, 2000
Reading, England

Bioenvision, Inc.
(a development stage company)
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEET

                                                                                  June 30,
                                                                                      2000
                                                                                         $

ASSETS
Current assets
Cash and cash equivalents                                                               15
Accounts receivable from related party                                              75,695
                                                                               -----------
Total current assets                                                                75,710
Property, plant and equipment, net                                                  42,552
Intangible assets, net                                                              20,991
                                                                               -----------
                                                                                   139,253
                                                                               ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable                                                                 1,053,538
Other liabilities payable to related party                                         289,307
                                                                               -----------
Total current liabilities                                                        1,342,845

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $001 par value
Authorised:
25,000,000 shares at June 30, 2000;
Issued and outstanding:
7,976,419 at June 30, 2000                                                          28,652

Additional paid in capital                                                       2,333,136

Deficit accumulated during the development stage                                (3,686,387)

Accumulated other comprehensive loss                                               121,007
                                                                               -----------
Total stockholders' equity (deficit)                                            (1,203,592)
                                                                               ===========

Total liabilities and stockholders' equity (deficit)                               139,253
                                                                               ===========

See accompanying notes.

Bioenvision, Inc.
(a development stage company)
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   Year ended    Year ended     Period from
                                                                     June 30,       June 30,      August 16,
                                                                         1999           2000     (inception)
                                                                                                     through
                                                                                               June 30, 2000
                                                                            $              $               $

TOTAL REVENUES                                                              -              -        35,516
                                                                    ---------    -----------    ----------

OPERATING EXPENSES
Administrative expenses                                               622,966        486,627     2,472,084

Research and development costs                                        164,250        984,460     1,148,710

Interest paid to related party                                          3,638         12,778        38,860

Depreciation expense                                                   21,024         10,407        59,535

Amortization expense                                                    1,477          1,237         2,714
                                                                    ---------    -----------    ----------
Operating loss                                                       (813,355)    (1,495,509)   (3,686,387)
Income taxes                                                                -              -             -
                                                                    ---------    -----------    ----------
NET LOSS                                                             (813,355)    (1,495,509)   (3,686,387)
                                                                    =========    ===========    ==========
Basic and diluted net
  loss per share                                                        (0.12)         (0.20)
                                                                    =========    ===========
Weighted average shares used in computing basic
  and diluted net loss per share                                    7,057,696      7,430,965
                                                                    =========    ===========



See accompanying notes.

Bioenvision, Inc.
(a development stage company)
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                 Shares        Common      Additional     Deficit        Accumulated       Total
                                            Stock Amount    Paid in      Accumulated       other       Stockholder's
                                                            Capital         during      Comprehensive     Equity
                                                                         Development    income (loss)    (Deficit)
                                                                            Stage
                                    No.             $             $            $             $                 $
Issuance at inception           167,899         5,147             -            -             -             5,147
(August 1996)

Issuance of shares in            97,348         2,894        26,041            -             -            28,935
exchange for cash in
October 1996

Shares issued in November        71,429         4,780        43,027            -             -            47,807
1996 in exchange for
services

Shares issued in November        21,428         1,433        10,027            -             -            11,460
1996 in exchange for cash

Shares issued in January        271,039         3,622        32,579            -             -            36,201
1997 in exchange for
services

Surrender of 1,050,000         (35,247)       (1,013)         1,013            -             -                 -
shares of common stock in
January 1997

Shares issued in April        3,315,000             6             -            -             -                 6
1997 on the inception of
Biotechnology &
Healthcare Ventures Ltd.

Shares issued in April        1,375,000         9,833       158,049            -             -           167,882
1997 on the Inception of
Eurobiotech Group Inc.

Net loss for the period               -             -             -    (117,697)             -          (117,697)

Foreign currency                      -             -             -            -      (67,371)           (67,371)
translation adjustment
for the period
                                                                                                     -----------
Comprehensive loss for                -             -             -            -             -          (185,068)
the period
                            ------------------------------------------------------------------------------------
Balance at 30 June 1997       5,283,896        26,702       270,736    (117,697)      (67,371)           112,370

Stock issued on the             300,000             3             -            -             -                 3
acquisition of Biomed UK
Ltd in May 1998

Stock issued on the             535,000             3             -            -             -                 3
acquisition of Bioheal
Ltd on May 1998

Net loss for the year                 -             -             -  (1,259,826)             -        (1,259,826)

Foreign currency                      -             -             -            -        59,886            59,886
translation adjustment
for the year
                                                                                                     -----------
Comprehensive loss for                -             -             -            -             -        (1,199,940)
the year
                            ------------------------------------------------------------------------------------
Balance at 30 June 1998       6,118,896        26,708       270,736  (1,377,523)       (7,485)        (1,087,564)


Bioenvision, Inc.
(a development stage company)
-----------------------------------------------------------
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)



Shares issued on the          1,125,000         1,212        25,199            -             -       26,411
purchase of the minority
interest in Eurobiotech
Group, Inc. in September
1998

Issuance of shares in             5,250             5         9,263            -             -        9,268
exchange for services in
April 1999

Net loss for the year                 -             -             -    (813,355)             -    (813,355)
Foreign currency                      -             -             -            -        86,811       86,811
translation adjustment
for the year
                                                                                                -----------
Comprehensive loss for                -             -             -            -             -    (726,544)
the year
                            -------------------------------------------------------------------------------
Balance as at 30 June 1999    7,249,146        27,925       305,198  (2,190,878)        79,326  (1,778,429)

Shares issued in March          727,273           727     1,999,273            -             -    2,000,000
2000 in exchange for cash

Contribution of rent                  -             -        28,665            -             -       28,665

Net loss for the year                 -             -                (1,495,509)             -  (1,495,509)

Foreign currency                      -             -             -            -        41,681       41,681
translation adjustment
for the year
                                                                                                -----------
Comprehensive loss for                -             -             -            -             -  (1,453,828)
the year
                            -------------------------------------------------------------------------------
Balance as at 30 June 2000    7,976,419        28,652     2,333,136  (3,686,387)       121,007  (1,203,592)
                            -------------------------------------------------------------------------------



See accompanying notes.

Bioenvision, Inc.
(a development stage company)
---------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                     Year ended      Year ended         Period from
                                                       June 30,         June 30,         August 16,
                                                           1999            2000                1996
                                                                                        (inception)
                                                                                            through
                                                                                      June 30, 2000
                                                              $               $                   $

OPERATING ACTIVITIES
Net loss                                               (813,355)     (1,495,509)        (3,686,387)

Adjustments to reconcile net loss to
   net cash used in operating activities
   Depreciation                                          21,024          10,407             59,535
   Amortization                                           1,477           1,237              2,714
   Gain on sale of fixed assets                              --          (8,228)            (8,228)
   Provision of free rent                                    --          28,665             28,665
   Shares issued for services                             9,268              --             93,276
   Accounts receivable                                       --         (78,649)           (87,445)
   Accounts payable                                     662,808        (412,080)         1,051,621
                                                       --------      ----------         ----------
Net cash used in operating activities                  (118,778)     (1,945,157)        (2,540,249)


INVESTING ACTIVITIES
Purchase of property and equipment                            -         (51,473)          (163,836)
Net procceds from sale of fixed assets                        -          63,089             63,089
Purchase of intangible assets                           (24,500)             --            (24,500)
                                                       --------      ----------         ----------
Net cash provided by (used in) investing activities     (24,500)         11,616           (125,247)

FINANCING ACTIVITIES
Net proceeds from issuance of
   common stock                                          26,411       2,000,000          2,268,512
Other liabilities - related party                       122,117         (57,304)           292,317
                                                       --------      ----------         ----------
Net cash provided by financing activities               148,528       1,942,696          2,560,829

Effect of exchange rate changes on cash                  (5,818)           (156)           104,682
                                                       --------      ----------         ----------
Net increase decrease in cash
   and cash equivalents                                    (568)             (1)                15

Cash and cash equivalents at
   beginning of period                                      584              16                 --
                                                       --------      ----------         ----------
Cash and cash equivalents at
   end of period                                             16              15                 15
                                                       ========      ==========         ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Interest paid                                          3,638          12,778             38,860
                                                       ========      ==========         ==========


See accompanying notes.

Bioenvision, Inc.
(a development stage company)
----------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1   ORGANISATION AND SIGNIFICANT ACCOUNTING POLICES
    Description of business
    The Company is a development stage, biopharmaceutical company primarily focused in the research and development of products and technologies for the treatment of cancer. The Company has acquired development and marketing rights to a portfolio of four platform technologies.

    The Company was incorporated as Express Finance, Inc. under the laws of the State of Delaware on August 16, 1996 and changed its name to Ascot Group, Inc. on August 26, 1998 and further to Bioenvision, Inc. in December 1998.

    Basis of presentation
    In January 1999 the Company merged with Bioenvision, Inc, ('Old Bioenvision') a development stage Company primarily engaged in the research and development of products and technologies for the treatment of cancer. The transaction was accounted for as a reorganisation of companies under common control in a manner similar to a pooling of interests as they had a common majority shareholder. All prior year amounts have been restated to include the financial results of Old Bioenvision.

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

    In July 1998, Old Bioenvision merged with Biotechnology & Healthcare Ventures, Limited, ('BHV') a development state company involved in the research and development of products and technologies for the treatment of cancer. The transaction was accounted for as a reorganisation of companies under common control in a manner similar to a pooling of interests as they had a common majority shareholder. All prior year amounts have been restated to reflect the financial results BHV.

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

    Where mergers have been accounted for as reorganisations under common control in a manner similar to a pooling of interests, no fair value have been attributed to any tangible or intangible assets, including technology rights.

Bioenvision, Inc.
(a development stage company)
-------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    Operations to Date and Financing Plans
    The Company has incurred significant losses from operations and is not generating cash from operations. The Company also had a working capital deficit and stockholders' deficit as of June 30, 2000. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

    Operations to date have been funded principally by equity capital and loans. The Company's ability to continue to develop its infrastructure depends on its ability to raise other additional capital. The Company plans to continue to fund its development expenses through additional capital raising activities, including one or more offerings of equity and/or debt through private placements and/or public offerings. The Company is also actively seeking strategic alliances in order to develop and market its range of products. In November 2000, the Company obtained a finance facility for up to $2 million, from a major shareholder, Kevin Leech, which would be available through November 30, 2001. In addition, the Company's directors and attorneys have agreed to defer salaries and certain fees until sufficient long-term funding has been raised by the Company. Deferred salaries and fees amounted to approximately $1 million at June 30, 2000 and are included in accounts payable or other liabilities payable to third parties in the accompanying balance sheet.

    The directors consider that the $2 million facility and the deferral of the directors' salaries and legal fees, will enable the Company to meet its cash requirements until November 2001.

    Principles of consolidation
    The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

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

Bioenvision, Inc.
(a development stage company)
-------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

    Foreign currency translation
    The functional currency of the Company is the pound sterling and its reporting currency is the United States dollar. Assets and liabilities are translated at year-end rates and income and expenses and cash flows are translated at average rates prevailing during the period. Translation adjustments arising from differences in exchange rates from period to period have been reported as other comprehensive income or loss in stockholders' equity (deficit).

    Cash and cash equivalents
    The Company considers all highly liquid financial instruments with a maturity of three months or less when purchased to be cash equivalents.


2   BUSINESS COMBINATIONS
    During the two years in the period ended June 30, 1999 the Company and its subsidiaries completed a number of mergers and acquisitions. The Company merged with Old Bioenvision on January 5, 1999, in exchange for 7,013,897 shares. The merger was accounted for as a reorganization of companies under common control. Previously, on September 8, 1998, Bioenvision had merged with Eurobiotech Group Inc. ("Eurobiotech") in exchange for 2,500,000 shares of its common stock. This transaction was accounted for as a combination of a reorganisation of companies under common control and the purchase of a minority interest as the principal shareholder of Old Bioenvision owned approximately 55% of Eurbiotech. The purchase price for the minority interest of $24,497 has been allocated as follows:

                                                                            $
Technology rights                                                   1,076,061
Less negative goodwill                                             (1,051,561)
                                                                   ----------
Total consideration                                                    24,500
                                                                   ==========

Bioenvision, Inc.
(a development stage company)
----------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The value of technology is based on an assessment performed by an independent specialist. In addition, on July 3, 1998 Old Bioenvision merged with BHV in exchange for 4,150,000 shares of common stock in a transaction accounted for as a reorganization of companies under common control.

On May 21, 1998, BHV acquired Biomed UK Limited in exchange for 300,000 shares of common stock and warrants to purchase up to $900,000 of BHV common stock. Following the acquisition of BHV by Old Bioenvision, the agreement was amended which resulted in 300,000 shares of common stock in Old Bioenvision being issued in lieu of the cancellation of the BHV stock and warrants. Proforma information for the transaction has not been presented as Biomed UK Limited had immaterial operations, assets and liabilities at the date of acquisition. The value of the shares issued was not material and approximated the value of Biomed's tangible net assets at the date of acquisition.

Further, on May 20, 1998, BHV acquired Bioheal Limited ("Bioheal") in exchange for 450,000 shares of common stock and warrants to purchase up to $1,600,000 worth of BHV common stock. Following the acquisition of BHV by Old Bioenvision, the agreement was amended which resulted in 535,000 shares of common stock in Old Bioenvision being issued in lieu of the cancellation of the BHV stock and warrants. Proforma information for the transaction has not been presented as Bioheal Limited had immaterial operations, assets and liabilities at the date of acquisition. The value of the shares issued was not material and approximated the value of Bioheal's tangible net assets at the date of acquisition.

The following table reconciles the operating results for prior periods to the amounts reflecting restatement of prior periods to include the results of Old
Bioenvision:

                                                                    Year ended June
                                                                           30, 1998
                                                                                  $

    Net loss                                                                 12,449
    Bioenvision                                                           1,247,377
                                                                       ------------
    As restated                                                           1,259,826
                                                                       ============
3   PROPERTY PLANT AND EQUIPMENT
    Property, plant and equipment consists of the following:




                                                                      June 30, 2000
                                                                                  $
    Office equipment                                                          1,797
    Motor vehicles                                                           53,515
                                                                       ------------
                                                                             55,312


Bioenvision, Inc.
(a development stage company)
------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    Less: accumulated depreciation
                                                                            (12,761)
                                                                       ------------
                                                                             42,551
                                                                       ============


4   INTANGIBLE ASSETS


                                                                      June 30, 2000
                                                                                  $
    Purchased technology                                                     23,705
    Accumulated amortization                                                 (2,714)
                                                                       ------------
                                                                             20,991
                                                                       ============

5   RENT EXPENSE
    The Company uses office space provided by its financial advisors for its executive offices at a cost of $3,000 per month in the United States and at no cost in the United Kingdom. The provision of office space by the financial advisors at no cost has been accounted for as a capital contribution.

    Rent expenses for 1999 and 2000 were $50,783 and $64,665.


6   INCOME TAXES
    Due to operating losses and the inability to recognize corporation tax benefit therefrom, there is no provision for income taxes for the years ended June 30, 1999 and 2000. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for corporation tax purposes. Significant components of the Company's deferred tax assets are as follows:



                                                        2000          1999
                                                           $             $

    Capitalization start-up costs (US)               214,383       223,220

    Net operating loss carry forwards (US)         1,135,754       148,404
    Net operating loss carry forwards (UK)         1,201,484       238,021
                                                  ----------     ---------
    Total deferred tax assets                      2,337,238       609,645

                                                  (2,337,238)     (609,645)
                                                  ----------     ---------
                                                           -             -
    Net deferred tax asset                        ==========     =========

Bioenvision, Inc.
(a development stage company)
-------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    As of June 30, 2000 the Company had net operating loss carry forwards of approximately (i) $1.1 million which do not expire under UK law and (ii) $1.2 million for US purposes that expire in 20 years.

7   STOCKHOLDERS' EQUITY (DEFICIT)
    In January 1997, the Board of Directors and stockholders approved a 1 for
    1.986 reverse split of the Company's common stock and in January 1999 effected a 1 for 15 reverse stock split. All share and per share amounts in the accompanying financial statements have been adjusted for these stock splits retroactively.

    Under an agreement between the Company and Bioaccelerate Inc, a BVI company, of Switzerland, dated 21 March, 2000, Bioaccelerate purchased 727,273 common shares of the Company at $2.75 per share. The agreement also provides Bioaccelerate options to purchase two further tranches of 727,272 common shares each at $2.75 per share upon certain specified milestones being achieved. The specified milestones have not yet been achieved.

8   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
    On September 8, 1998 the Company entered to an agreement with Glen Investments, Limited, a Jersey, Channel Islands, corporation wholly owned by Kevin R. Leech, whereby Glen Investments has agreed to loan funds to the Company on an as-needed basis based upon previously agreed budgets. Mr Leech is a private investor who is also the sole owner of Phoenix Ventures Limited, a Guernsey, Channel Islands corporation and the holder of approximately 19% of the outstanding shares of Common Stock of the Company. In exchange for its agreement to loan funds to the Company, the Company issued to Glen Investments options to purchase up to 500,000 shares of Common Stock at an exercise price of $1.00 per share, all of which options are currently exercisable. No amount has been included in the statement of operations to reflect the issuance of the options because the fair value of such options was not significant. Funds loaned under this agreement bore interest at 8% per annum and were repaid in April 2000.

    As of June 30, 2000 financial advisors to the Company held 342,468 shares in the Company, which were issued in exchange for financial planning services rendered. These services are reflected in the statement of operations as administrative expenses. They are valued at $0.13 to $0.67 per share, which reflected the most recent transaction for shares.

         SIGNATURES In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       BIOENVISION, INC.


                                       By  /s/ Christopher B. Wood, M.D.
                                           -------------------------------------
                                           Christopher B. Wood, M.D.
                                           Chairman and Chief Executive Officer


         Each person whose signature appears below hereby constitutes and appoints either Christopher B. Wood, M.D. or Thomas S. Nelson, C.A. his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying all that said attorney-in-fact and agent or his substitute or substitutes, or any of them, may lawfully do or cause to be done by virtue hereof. In accordance with the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.


           Signature                           Title                               Date
           ---------                           -----                               ----
/s/ Christopher B. Wood, M.D.      Chairman and Chief Executive Officer and     November 8, 2000
-----------------------------      Director
Christopher B. Wood, M.D.          (Principal Executive Officer)


/s/ Thomas S. Nelson, C.A.         Chief Financial Officer and Director         November 8, 2000
--------------------------         (Principal Financial Officer and
Thomas S. Nelson, C.A.             Accounting Officer)


/s/ Stuart Smith, Ph. D.           Senior Vice President, Secretary and         November 8, 2000
------------------------           Director
Stuart Smith, Ph. D.

/s/ George Margetts, M.D.          Chief Medical Officer                        November 8, 2000
-------------------------
George Margetts, M.D.