Form 10QSB
period 2000-09-30
BIOENVISION INC
filed 2000-11-17
CIK 1028205

                                  UNITED STATES
                         SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                     --------------------------------------

           [X] Quarterly Report pursuant to Section 13 or 15(d) of the

                         Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2000

                     --------------------------------------

                                BIOENVISION, INC.
             (Exact name of registrant as specified in its charter)

       Delaware                                                  113375915
       --------                                                  ---------
State of Incorporation                                       IRS Employer ID No.

                  590 Madison Avenue, New York, New York 10022
                  --------------------------------------------
                    (Address of principal Executive Offices)

                  Registrant's Telephone Number (212) 521-4496

Check here whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
            ---   ---

       As of September 30, 2000, the following shares of the Registrant's common stock were issued and outstanding:

          Common Stock, $0.001 par value per share          8,476,429

INDEX

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

         CONSOLIDATED BALANCE SHEET                                            2
         CONSOLIDATED STATEMENT OF OPERATIONS                                  3
         STATEMENT OF CASH FLOWS                                               4

         Note 1.   ORGANISATION AND SIGNIFICANT ACCOUNTING POLICIES            5
         Note 2.   BUSINESS COMBINATIONS                                       7
         Note 3.   PROPERTY PLANT AND EQUIPMENT                                8
         Note 4.   INTANGIBLE ASSETS                                           8
         Note 5.   COMMITMENTS                                                 8
         Note 6.   INCOME TAXES                                                8
         Note 7.   STOCKHOLDERS' EQUITY (DEFICIT)                              9
         Note 8.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS              9
         Note 9.   SUBSEQUENT EVENTS                                           9

Item 2.   Management's Discussion And Analysis or Plan of Operations          10

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                   13

Item 2.   Changes in Securities                                               13

Item 3.   Defaults upon Senior Securities                                     13

Item 4.   Submission of Matters to a Vote of Security Holders                 13

Item 5.   Other information                                                   13

Item 6.   Exhibits and Reports on Form 8-K                                    13


SIGNATURES                                                                    14

PART I - FINANCIAL INFORMATION

                                BIOENVISION, INC.
                          (a development stage company)

                           CONSOLIDATED BALANCE SHEET
                                   (unaudited)

                                                              September 30, 2000
                                                              ------------------
                                                                     $

ASSETS

Current Assets

Cash and cash equivalents                                                    15
Accounts receivable from related party                                   73,920
                                                                     ----------
Total Current assets                                                     73,935

Property, plant and equipment, net                                       39,145
Intangible assets, net                                                   20,213
                                                                     ----------
                                                                        133,293
                                                                     ----------

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities

Accounts payable                                                      1,292,114
Other liabilities payable to related parties                            372,533
                                                                     ----------
Total current liabilities                                             1,664,647

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 par value
Authorised 25,000,000 shares at September 30, 2000;
Issued and outstanding: 7,976,419 at September 30, 2000                  28,652

Additional paid in capital                                            2,333,136

Deficit accumulated during the development stage                     (4,010,639)

Accumulated other comprehensive loss                                    117,497
                                                                     ----------

Total stockholders' equity (deficit)                                 (1,531,354)
                                                                     ----------


Total liabilities and stockholders' equity (deficit)                    133,293
                                                                     ----------

                                BIOENVISION, INC.

                          (a development stage company)

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)

                                                Three Months Ended September 30,
                                                --------------------------------

                                                  2000                   1999
                                                ---------              ---------
                                                    $                      $
TOTAL REVENUES                                         --                     --

OPERATING EXPENSES
Administrative expenses                           217,211                174,650
Research and development costs                    102,908                494,553

Interest payable                                    1,435                  6,723

Depreciation expense                                2,411                  3,953

Amortisation expense                                  287                    320
                                                ---------              ---------

Operating loss                                    324,252                680,199

Income taxes                                           --                     --
                                                ---------              ---------


NET LOSS                                          324,252                680,199
                                                ---------              ---------

Basic and diluted net loss per share                 0.04                   0.09

Shares used in computing basic and
    diluted net loss per share                  7,976,419              7,249,147

                                BIOENVISION, INC.
                          (a development stage company)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                Three Months Ended September 30,
                                                --------------------------------

                                                  2000                   1999
                                                --------               --------
                                                    $                      $

OPERATING ACTIVITIES                                  --                     --
Net loss                                        (324,252)              (680,199)
Adjustments to reconcile net income (loss) to
    net cash provided (used) by operating
    activities
         Depreciation                              2,411                  3,953
         Amortisation                                287                    320
         Accounts receivable                          --                  1,010
         Accounts payable                        231,543                608,038
                                                --------               --------

Net cash provided (used) by operating
    activities                                   (90,011)               (66,878)

INVESTING ACTIVITIES
Purchase of property and equipment                    --                     --

FINANCING ACTIVITIES
Net proceeds from issuance of common stock            --                     --
Other liabilities - related parties               90,000                 66,862
                                                --------               --------
Net cash provided by financing activities         90,000                 66,862

Effect of exchange rate changes on cash               26                     --
                                                --------               --------

Net increase (decrease) in cash and cash
    Equivalents                                       --                    (16)

Cash and cash equivalents at beginning of
    Period                                            15                     16
                                                --------               --------

Cash and cash equivalents at end of period            15                     --


SUPPLEMENTAL DISCLOSURE OF CASH
    FLOW INFORMATION
Interest paid                                      1,435                  6,723

                                BIOENVISION, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000

1 ORGANISATION AND SIGNIFICANT ACCOUNTING POLICES

Description of business:

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

Basis of presentation:

In January 1999, the Company merged with Bioenvision, Inc. ("Old Bioenvision"), a development stage Company primarily engaged in the research and development of products and technologies for the treatment of cancer. The transaction was accounted for as a reorganisation of companies under common control in a manner similar to a pooling of interests as they had a common majority shareholder. All prior year amounts have been restated to include the financial results of Old Bioenvision. In September 1998, Old Bioenvision merged with Eurobiotech Group, Inc., a development stage company involved in the research and development of products and technologies for the treatment of cancer. The transaction was accounted for as a combination of a reorganisation of companies under common control in a manner similar to a pooling as they had a common majority shareholder, and the purchase of a minority interest. All prior year amounts have been restated. In July 1998, Old Bioenvision merged with Biotechnology & Healthcare Ventures, Limited ("BHV"), a development state company involved in the research and development of products and technologies for the treatment of cancer. The transaction was accounted for as a reorganisation of companies under common control in a manner similar to a pooling of interests as they had a common majority shareholder. All prior year amounts have been restated to reflect the financial results BHV. BHV acquired Bioheal Limited and Biomed UK Limited in May 1998, both of which are development stage companies involved in the research and development of products and technologies for the treatment of cancer. Both of the transactions were accounted for as purchases and the results of Biomed UK Limited and Bioheal Limited have been included in the financial statements of BHV from the date of acquisition. Where mergers have been accounted for as reorganisations under common control in a manner similar to a pooling of interests, no fair value have been attributed to any tangible or intangible assets, including technology rights.

Operations to date and financing plans:

The Company has incurred significant losses from operations and is not generating cash from operations. The Company also had a working capital deficit and stockholders' deficit as of September 30, 2000. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Operations to date have been funded principally by equity capital and loans. The Company's ability to continue to develop its infrastructure depends on its ability to raise other additional capital. The Company plans to continue to fund its development expenses through additional capital raising activities, including one or more offerings of equity and/or debt through private placements and/or public offerings. The Company is also actively seeking strategic alliances in order to develop and market its range of products. In November 2000, the Company obtained a finance facility for up to $2 million, from a shareholder, Kevin Leech, which would be available through November 30, 2001. In addition, the Company's directors and attorneys have agreed to defer salaries and certain fees until sufficient long-term funding has been raised by the Company. Deferred salaries and fees amounted to approximately $1.1 million at September 30, 2000 and are included in accounts payable or other liabilities payable to third parties in the accompanying balance sheet.

Principles of consolidation:

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

Use of estimates:

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

Income taxes:

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

Property, plant and equipment:

Property, plant and equipment are stated at cost, net of accumulated depreciation and amortisation. Depreciation and amortization is provided on a reducing balance basis at the rate of 25% per year.

Intangible assets:

Intangible assets consist of acquired development and marketing rights to platform technologies. Acquired development and marketing rights are stated at their cost less accumulated amortization. Amortization is provided on a straight-line basis over 20 years.

Research and development:

Research and development costs are charged to expense as incurred.

Net loss per share:

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

Foreign currency translation:

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

Cash and cash equivalents:

The Company considers all highly liquid financial instruments with a maturity of three months or less when purchased to be cash equivalents.

2 BUSINESS COMBINATIONS

The Company and its subsidiaries have completed a number of mergers and acquisitions over the past few years. The Company merged with Old Bioenvision on January 5, 1999, in exchange for 7,013,897 shares. The merger was accounted for as a reorganization of companies under common control. Previously, on September 8, 1998, Bioenvision had merged with Eurobiotech Group Inc. ("Eurobiotech") in exchange for 2,500,000 shares of its common stock. This transaction was accounted for as a combination of a reorganisation of companies under common control and the purchase of a minority interest as the principal shareholder of Old Bioenvision owned approximately 55% of Eurbiotech. The purchase price for the minority interest of $24,497 has been allocated as follows:

Technology rights                                                   $ 1,076,061
Less negative goodwill                                               (1,051,561)
                                                                    -----------
Total consideration                                                      24,500
                                                                    ===========

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

The following table reconciles the operating results for prior periods to the amounts reflecting restatement of prior periods to include the results of Old
Bioenvision:

                                                       Year ended June 30, 1998
Net loss
                                                              $   12,449
Bioenvision                                                    1,247,377
                                                              ----------
As restated                                                    1,259,826
                                                              ==========


3 PROPERTY PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

                                                        As at September 30,
                                                       2000             1999
                                                       ----             ----

Office equipment                                     $   1,526        $   1,878
Motor vehicles                                          50,677          110,609
                                                     ---------        ---------
Less:  accumulated depreciation                        (13,058)         (53,183)
                                                     ---------        ---------
                                                        39,145           59,304
                                                     ---------        ---------


4 INTANGIBLE ASSETS

                                                        As at September 30,
                                                       2000             1999
                                                       ----             ----

Purchased technology                                 $  23,037        $  25,598
Accumulated amortization                                (2,824)          (1,801)
                                                     ---------        ---------
                                                        20,213           23,797
                                                     ---------        ---------


5 COMMITMENTS

The Company uses office space provided by its financial advisors for its executive offices at a cost of $3,000 per month in the United States and at no cost in the United Kingdom. The provision of office space by the financial advisors at no cost has been accounted for as a capital contribution.
Rent expenses for the three months to September 30, 2000 were $9,000 and for the three months ended September 30, 1999 were $7,412.

6 INCOME TAXES

Due to operating losses and the inability to recognize corporation tax benefit therefrom, there is no provision for income taxes for the three months ended September 30, 1999 and 2000. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for corporation tax purposes. Significant components of the Company's deferred tax assets are as follows:

                                                       2000             1999
                                                       ----             ----

Capitalization start-up costs (US)                  $  214,383        $ 223,220
Net operating loss carry forwards (US)               1,135,754          148,404
Net operating loss carry forwards (UK)               1,201,484          238,021
                                                    ----------        ---------
Total deferred tax assets                            2,337,238          609,645
                                                    ----------        ---------

As of September 30, 2000 the Company had net operating loss carry forwards of approximately (i) $1.1 million which do not expire under UK law and (ii) $1.2 million for US purposes that expire in 20 years.

7 STOCKHOLDERS' EQUITY (DEFICIT)

In January 1997, the Board of Directors and stockholders approved a 1 for 1.986 reverse split of the Company's common stock and in January 1999 effected a 1 for 15 reverse stock split. All share and per share amounts in the accompanying financial statements have been adjusted for these stock splits retroactively. Under an agreement between the Company and Bioaccelerate Inc, a BVI company, of Switzerland, dated March 21, 2000, Bioaccelerate purchased 727,273 common shares of the Company at $2.75 per share. The agreement also provides Bioaccelerate options to purchase two further tranches of 727,272 common shares each at $2.75 per share upon certain specified milestones being achieved. The specified milestones have not yet been achieved.

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

As of September 30, 2000 financial advisors to the Company held 342,468 shares in the Company, which were issued in exchange for financial planning services rendered. These services are reflected in the statement of operations as administrative expenses. They are valued at $0.13 to $0.67 per share, which reflected the most recent transaction for shares.

9 SUBSEQUENT EVENTS

In November 2000, the Company obtained a finance facility for up to $2 million, from a shareholder, Kevin Leech, which would be available through November 30, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The information set forth in this Report on Form 10-QSB including, without limitation, that contained in this Item 2, Management's Discussion and Analysis and Plan of Operation, contains "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be different from the expectations expressed in this report.

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

         We expect to begin marketing Trilostane for the treatment of post-menopausal breast cancer on a commercial scale in the United States and in Europe in the second quarter of 2001. The product has been FDA-approved in the United States for another use but we plan to apply to use the drug in the United States for treatment of hormone sensitive cancers, such as breast cancer and advanced prostate cancer. In addition, three of the other products and technologies to which we have acquired rights are presently being tested in clinical trials, and an additional eight are in the pre-clinical stage of development. Assuming the successful completion of clinical trials, we anticipate that by the end of 2002, five of our products and technologies will have received regulatory approval for specific disease (primarily cancer) treatment indications in the United States or Europe and seven will be in the final stages of the clinical trial process.

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

         We have succeeded in attracting $2 million in equity capital during the past 12 months. The investor in that transaction agreed to fund an addition $4 million when certain performance targets are achieved. The investment has allowed us to continue and expand our research and clinical development but the investment to date has been insufficient to establish the corporate infrastructure and the sales and marketing organization necessary to generate sales revenue. We are currently seeking additional equity funding for Bioenvision. We have had recurring losses from operations, and have had a working capital deficiency and stockholders' deficit at September 30, 2000. Accordingly, there is a note in the notes to our financial statements indicating that these matters raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from this uncertainty. Kevin Leech, who through two wholly-owned investment vehicles, is a major investor in Bioenvision, has provided a finance facility of up to $2 million, available until November 30, 2001. In addition, the Company's directors and attorneys have agreed to defer salaries and certain fees until sufficient long-term funding has been raised by the Company. Deferred salaries and fees amounted to approximately $1.1 million at September 30, 2000 and are included in accounts payable or other liabilities payable to third parties in the accompanying balance sheet. Our financial statements do not include any adjustments that might result from this uncertainty. Our financial statements and related notes contain more information about this risk.

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

         To date, we have incurred significant and increasing net losses. We anticipate that we may continue to incur significant operating losses for the foreseeable future. There can be no assurance as to whether or when we will generate material revenues or achieve profitable operations. Our independent public accountants have included a footnote in their report on our financial statements, stating that certain factors raise substantial doubt about our ability to continue as a going concern.

         We have also incurred increasing research and development costs. The increase in research and development costs is a result of our increasing our research activities in-line with the development of our products.

         Based on our operating plan, we are seeking arrangements for long-term funding through additional capital raising activities, including one or more offerings of equity and/or debt through private placements and/or equity offerings. We are also actively seeking strategic alliances in order to develop and market our range of products. In November 2000, we obtained a finance facility for up to $2 million, from Kevin Leech, who through two wholly-owned investment vehicles, is a major investor in Bioenvision. This facility is available to us until November 30, 2001. Before these plans can be effected, however, we may however, require additional financing within this time frame due to unanticipated changes in economic conditions or other unforeseen circumstances. In the event our plans change or our assumptions change or prove to be inaccurate, we could be required to seek additional financing sooner than currently anticipated. Any additional financing may not, however, be available to us when needed on commercially reasonable terms, or at all. If this were to occur, our business and operations would be materially and adversely affected.

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

Date: November 16, 2000                       By: /s/ Christopher B. Wood, M.D.
                                                 -------------------------------
                                                 Christopher B. Wood, M.D.
                                                 President