Form 10QSB
period 2000-12-31
BIOENVISION INC
filed 2001-02-21
CIK 1028205

UNITED STATES
                 SECURITIES EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                          FORM 10-QSB
             ______________________________________

  [X]  Quarterly Report pursuant to Section 13 or 15(d) of the
                Securities Exchange Act of 1934

        For the quarterly period ended December 31, 2000
             ______________________________________

                       BIOENVISION, INC.

     (Exact name of registrant as specified in its charter)

             Delaware                       113375915
           ------------                     ---------
      State of Incorporation           IRS Employer ID No.

       Rockefeller Plaza, Suite 1600, New York, NY 10020
       -------------------------------------------------
           (Address of principal Executive Offices )

        Registrant's Telephone Number     (212) 521-4496

Check here whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes X   No __

As of December 31, 2000, the following shares of the Registrant's common stock were issued and outstanding:

       Common Stock, $0.001 par value per share 7,976,419
INDEX
PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

     CONSOLIDATED BALANCE SHEET                                 2
     CONSOLIDATED STATEMENT OF OPERATIONS                       3
     STATEMENT OF CASH FLOWS                                    4

     Note 1.   ORGANISATION AND SIGNIFICANT ACCOUNTING
               POLICIES                                         5
     Note 2.   BUSINESS COMBINATIONS                            7
     Note 3.   PROPERTY PLANT AND EQUIPMENT                     8
     Note 4.   INTANGIBLE ASSETS                                8
     Note 5.   COMMITMENTS                                      8
     Note 6.   INCOME TAXES                                     8
     Note 7.   STOCKHOLDERS' EQUITY (DEFICIT)                   9
     Note 8.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS   9
     Note 9.   SUBSEQUENT EVENTS                                9

Item 2.   Management's Discussion And Analysis or Plan of
          Operations                                           10


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                    14
Item 2.   Changes in Securities                                14
Item 3.   Defaults upon Senior Securities                      14
Item 4.   Submission of Matters to a Vote of Security Holders  14
Item 5.   Other information                                    14
Item 6.   Exhibits and Reports on Form 8-K                     14

SIGNATURES                                                     15


PART I - FINANCIAL INFORMATION

                       BIOENVISION, INC.
                 (a development stage company)

                   CONSOLIDATED BALANCE SHEET
                          (unaudited)

                                              December 31, 2000
                                              -----------------
ASSETS
Current Assets
Cash                                            $    15
Accounts Receivable from related party           74,690
                                              ___________
Total Current Assets                             74,705

Property Plant and Equipment, net                37,730
Intangible Assets, net                           20,417
                                              ___________

TOTAL ASSETS                                    132,852
                                              ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
 Accounts payable                             1,471,468
 Other Liabilities to Related Parties           649,307
                                              ___________
Total Current Liabilities                     2,120,775

STOCKHOLDERS' EQUITY (DEFICIT)
 Common Stock, $.001 par value,
 Authorized 25,000.000 Shares at
 December 31, 2000;
 Issued and Outstanding:
 7,976,419 December 31, 2000                     28,652

Additional Paid in Capital                    2,333,136

Deficit Accumulated During the
Development Stage                            (4,469,713)

Accumulated other comprehensive loss            120,002
                                              -----------
Total stockholders' equity(deficit)          (1,987,923)

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY(DEFICIT)                  132,852
                                              ===========

                       BIOENVISION, INC.
                 (a development stage company)
              CONSOLIDATED STATEMENT OF OPERATIONS
                          (unaudited)


                                Three Months Ended December 31,
                                   2000                1999
                                -------------------------------
                                           $                 $
REVENUES

Licensing income                     250,000                 -
TOTAL REVENUES                       250,000                 -

OPERATING EXPENSES
Administrative expenses              374,814           426,612
Research and development costs       322,929           562,090

Interest payable                       5,935            20,134

Depreciation expense                   4,822             7,667

Amortisation expense                     574               620
                                   ----------        ----------
Operating loss                       459,074         1,015,123

Income taxes                               -                 -

NET LOSS                             459,074         1,015,123

Basic and diluted net loss per share    0.06              0.14

Shares used in computing basic and
  diluted net loss per share       7,976,419         7,249,147

                       BIOENVISION, INC.
                 (a development stage company)
              CONSOLIDATED STATEMENT OF CASH FLOWS
                          (unaudited)

                                Three Months Ended December 31,
                                   2000                1999
                                -------------------------------
                                           $                 $
OPERATING ACTIVITIES
Net loss                            (459,074)       (1,015,123)
Adjustments to reconcile net
 income (loss) to net cash
 provided (used) by operating
 activities:
            Depreciation               4,822             7,667
            Amortisation                 574               620
            Accounts receivable            -               979
            Accounts payable         176,904           764,533
                                    ---------       -----------

Net cash provided (used) by
 operating activities               (276,774)         (241,324)

INVESTING ACTIVITIES
Purchase of property and equipment         -                 -

FINANCING ACTIVITIES
Net proceeds from issuance of
  common stock                             -                 -
Other liabilities - related parties  276,774           241,308
Net cash provided by financing
  activities                         276,774           241,308

Effect of exchange rate changes
  on cash                                  -                 -

Net increase(decrease) in cash
  and cash equivalents                     -               (16)

Cash and cash equivalents at
  beginning of period                     15                16

Cash and cash equivalents at
  end of period                           15                 -

SUPPLEMENTAL DISCLOSURE OF CASH
    FLOW INFORMATION
Interest paid                          5,935            20,134


                       BIOENVISION, INC.
                 (A Development Stage Company)
                 NOTES TO FINANCIAL STATEMENTS
                       December 31, 2000


1. ORGANISATION AND SIGNIFICANT ACCOUNTING POLICES

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


Operations to date and financing plans:

The Company has incurred significant losses from operations and is not generating cash from operations. The Company also had a working capital deficit and stockholders' deficit as of December 31, 2000. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Operations to date have been funded principally by equity capital and loans. The Company's ability to continue to develop its infrastructure depends on its ability to raise other additional capital. The Company plans to continue to fund its development expenses through additional capital raising activities, including one or more offerings of equity and/or debt through private placements and/or public offerings. The Company is also actively seeking strategic alliances in order to develop and market its range of products. In November 2000, the Company obtained a finance facility for up to $2 million, from a shareholder, Kevin Leech, which would be available through November 30, 2001. In addition, the Company's directors and attorneys have agreed to defer salaries and certain fees until sufficient long-term funding has been raised by the Company. Deferred salaries and fees amounted to approximately $1.2 million at December 31, 2000 and are included in accounts payable or other liabilities payable to third parties in the accompanying balance sheet.


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


2. BUSINESS COMBINATIONS

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

Technology rights:          $ 1,076,061
Less negative goodwill:      (1,051,561)
Total consideration:             24,500

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


The following table reconciles the operating results for prior periods to the amounts reflecting restatement of prior periods to include the results of Old Bioenvision:

                     Year ended June 30, 1998

Net Loss                     $   12,449
Bioenvision                   1,247,377
                              ---------
As restated                   1,259,826


3. PROPERTY PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

                                 As at December 31,
                             2000                  1999

Office equipment           $  1,725             $  1,820
Motor vehicles               53,589              107,258
Less:                        ------              -------
  accumulated depreciation  (17,584)             (55,404)
                             ------              -------
                             37,730               53,674



4.  INTANGIBLE ASSETS
                                 As at December 31,
                             2000                  1999

Purchased technology       $ 23,705             $ 24,822
Accumulated amortization     (3,288)              (2,056)
                             ------               ------
                             20,417               22,766


5.  COMMITMENTS

The Company uses office space provided by its financial advisors for its executive offices at a cost of $3,000 per month in the United States and at GBP1,000 [US$1,500] in the United Kingdom. The provision of office space by the financial advisors at no cost has been accounted for as a capital contribution. Rent expenses for the three months to December 31, 2000 were $18,000 [1999 $18,000] in the United States and $2,000 [$3,000] in the United Kingdom.


6.  INCOME TAXES

Due to operating losses and the inability to recognize corporation tax benefit therefrom, there is no provision for income taxes for the three months ended December 31, 1999 and 2000. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for corporation tax purposes. Significant components of the Company's deferred tax assets are as follows:


                                       2000           1999

Capitalization start-up costs (US)  $ 214,383      $ 223,220
Net operating loss carry
       forwards(US)                 1,135,754        148,404
Net operating loss carry
       forwards (UK)                1,201,484        238,021
                                    ---------        -------
Total deferred tax assets           2,337,238        609,645

As of December 31, 2000 the Company had net operating loss carry forwards of approximately (i) $1.1 million which do not expire under UK law and (ii) $1.6 million for US purposes that expire in 20 years.


7. STOCKHOLDERS' EQUITY (DEFICIT)

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


8.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On September 8, 1998 the Company entered to an agreement with Glen Investments, Limited, a Jersey, Channel Islands, corporation wholly owned by Kevin R. Leech, whereby Glen Investments has agreed to loan funds to the Company on an as-needed basis up to an aggregate of $1 million based upon previously agreed budgets. Mr. Leech is a private investor who is also the sole owner of Phoenix Ventures Limited, a Guernsey, Channel Islands corporation and the holder of approximately 19% of the outstanding shares of Common Stock of the Company. In exchange for its agreement to loan funds to the Company, the Company issued to Glen Investments options to purchase up to 500,000 shares of Common Stock at an exercise price of $1.00 per share, all of which options are currently exercisable. No amount has been included in the statement of operations to reflect the issuance of the options because the fair value of such options was not significant. Funds loaned under this agreement bore interest at 8% per annum and were repaid in April 2000.

In November 2000, the Company obtained a finance facility for up to $2 million from a shareholder, Kevin Leech, which is to be available through November 30, 2001.

On December 1, 2000 the Company entered into a non-binding Letter Of Intent for a Co-Development program with a major U.S. biotechnology company. The definitive Agreement has yet to be signed. However, the program will focus on the clinical development of clofarabine, the Company's nucleoside analog compound currently in clinical trial at the M D Anderson Cancer Center, Houston. If the Agreement is signed the Company's partner will take the lead role in the development of the compound in the U.S. and Bioenvison will concentrate development in Europe. The partner in the co-development program would meet the costs of development in the U.S. and Canada.

As of December 31, 2000 financial advisors to the Company held 342,468 shares in the Company, which were issued in exchange for financial planning services rendered. These services are reflected in the statement of operations as administrative expenses. They are valued at $0.13 to $0.67 per share, which reflected the most recent transaction for shares.

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

We expect to begin marketing Trilostane for the treatment of post-menopausal breast cancer on a commercial scale in the United States and in Europe in 2001. The product has been FDA-approved in the United States for another use but we plan to apply to use the drug in the United States for treatment of hormone sensitive cancers, such as breast cancer and advanced prostate cancer. In addition, three of the other products and technologies to which we have acquired rights are presently being tested in clinical trials, and an additional eight are in the pre-clinical stage of development. Assuming the successful completion of clinical trials, we anticipate that by the end of 2002, three of our products and technologies will have received regulatory approval for specific disease (primarily cancer) treatment indications in the United States or Europe and five will be in various stages of the clinical trial process.

We have had discussions with potential development partners over the past year and plan to continue to explore the possibilities for co-development and sub-licensing. We have entered into a non-binding letter of intent for the co-development of clofarabine, a nucleoside analog drug for the treatment of leukemia, with a leading U.S. biotechnology company. We expect to enter into a definitive agreement for that co-development program during the quarter ending March 31, 2001, although there can be no assurances that any such definitive agreement will be reached. The clofarabine co-development agreement is intended to expedite the development of clofarabine, especially in the U.S., and shorten the time required to bring the drug to market. Upon execution of the definitive co-development agreement, Bioenvision would receive a payment presently anticipated to be approximately $1.35 million. If the definitive agreement is completed, Bioenvision's co-development partner under that agreement is expected to pay the costs of developing the drug in the U.S. and Canada and one-half of the development costs for developing the drug in Europe. Bioenvision is also expected to be entitled to receive payments from time to time if and when certain development milestones, which would be specified in the definitive agreements, are achieved.

Trials of Modrefen are also planned to explore the role of the drug on ERbeta in prostate cancer. The estrogen receptor is known to play some part in controlling normal prostate growth and may also influence growth of prostate cancer. Pre-clinical tests have indicated that Modrefen can decrease prostate growth in animals and will modulate ligand binding to ERbeta in prostate cancer cell lines. However, there can be no assurance that the results of these pre-clinical tests will be continue to be borne out in clinical trials or that Modrafen can achieve regulatory acceptance or commercial success for use in treatment of prostate cancer.

While our prime focus has been and continues to be the development of products for the treatment of cancer, we believe that our products may have value in other therapeutic areas. However, to date we have not devoted a substantial portion of our resources to evaluating those alternatives. U.S. regulatory authorities have previously approved the use of Modrefen for the treatment of hyper-adrenal conditions, such as Cushing's disease and Conn's syndrome. Both diseases are uncommon in man and the market potential is small. However, Cushing's disease is not uncommon in certain breeds of dog, and trials have been conducted for this condition in Italy, Australia, South Africa and at the lead center at the Royal Veterinary College in Cambridge, England. The trials have confirmed the drug's efficacy in treating the disease and have also concentrated on formulation, dosage and timing of administration of the drug. We have had no plans to market Modrefen for this use in the veterinary market but, with the excellence of the new data, we are now considering whether to seek arrangements to distribute the product to the veterinary market in the U.K. or elsewhere.

Our work on developing gene therapy products has continued with evaluation of the patients originally treated with our albumin gene product. All patients entered into that trial had a response to the treatment, with an increase in serum albumin levels and an improvement in the clinical condition being treated. Some of the patients have had further injections of the plasmid, and all have had a response. Laboratory experiments have confirmed the plasmid's ability to transfer DNA to skeletal muscle and that gene product is released into the blood-stream substantially as intended. This is important confirmation of the vector's efficacy. In addition, the plasmid has been combined with the thrombopoietin gene. Experiments have confirmed the ability of the plasmid to increase TPO concentrations in animals. However, there can be no assurance that this work will result in products having clinical efficacy, regulatory approval or commercial success.

We are considered a development-stage company for accounting purposes because we have not generated any material revenues to date. Accordingly, we have no relevant operating history upon which an evaluation of our performance and prospects can be made. We are prone to all of the risks to the establishment of any new business venture. You should consider the likelihood of our future success to be highly speculative in light of our limited operating history, as well as the limited resources, problems, expenses, risks and complications frequently encountered by similarly situated companies. To address these risks, we must, among other things:

       * satisfy our current and future capital requirements for the implementation of our business plan;
       *  commercialize our existing products;
       * complete development of products presently in our pipeline and obtain necessary regulatory approvals for use;
       * implement and successfully execute our business and marketing strategy to commercialize products;
       *  establish and maintain our client base;
       * continue to develop new products and upgrade our existing products;
       *  respond to industry and competitive developments; and
       *  attract, retain, and motivate qualified personnel.

We may not be successful in addressing these risks. If we are unable to do so, our business prospects, financial condition and results of operations would be materially adversely affected. The likelihood of our success must be considered in light of the development cycles of new pharmaceutical products and technologies and the competitive and regulatory environment in which we operate.

We have succeeded in attracting $2 million in equity capital during the past 12 months. The investor in that transaction has an option to purchase an additional $4 million of common stock at $2.75 per share when certain performance targets are achieved. The investment has allowed us to continue and expand our research and clinical development but the investment to date has been insufficient to establish the corporate infrastructure and the sales and marketing organization necessary to generate sales revenue. We are currently seeking additional equity funding for Bioenvision. We have had recurring losses from operations, and have had a working capital deficiency and stockholders' deficit at December 31, 2000. Accordingly, there is a note in the notes to our financial statements indicating that these matters raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from this uncertainty. Kevin Leech, who through two wholly-owned investment vehicles, is a major investor in Bioenvision, has provided a finance facility of up to $2 million, available until November 30, 2001. In addition, the Company's directors and attorneys have agreed to defer salaries and certain fees until sufficient long-term funding has been raised by the Company. Deferred salaries and fees amounted to approximately $1.1 million at December 31, 2000 and are included in accounts payable or other liabilities payable to third parties in the accompanying balance sheet. Our financial statements do not include any adjustments that might result from this uncertainty. Our financial statements and related notes contain more information about this risk.


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

Based on our operating plan, we are seeking arrangements for long-term funding through additional capital raising activities, including one or more offerings of equity and/or debt through private placements and/or equity offerings. We are also actively seeking strategic alliances in order to develop and market our range of products. In November 2000, we obtained a finance facility for up to $2 million, from Kevin Leech who, through two wholly-owned investment vehicles, is a major investor in Bioenvision. This facility is available to us until November 30, 2001. Before these plans can be effected, however, we may however, require additional financing within this time frame due to unanticipated changes in economic conditions or other unforeseen circumstances. In the event our plans change or our assumptions change or prove to be inaccurate, we could be required to seek additional financing sooner than currently anticipated. Any additional financing may not, however, be available to us when needed on commercially reasonable terms, or at all. If this were to occur, our business and operations would be materially and adversely affected.

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

Date: February 12, 2001       By: /s/ Christopher B. Wood, M.D.
                                  Christopher B. Wood, M.D.
                                  President
Exhibit 27
Period Type         3-Mos
Fiscal Year End     June 30, 2001
Period End          December 31, 2000
Cash                                    15
Receivables                             74,690
Current Assets                          74,705
PP&E                                    55,314
Depreciation                           (17,584)
Total Assets                            132,852
Current Liabilities                     2,120,775
Common                                  28,652
Other                                  (1,987,923)
Total Liabilities and Equity            132,852
Revenue                                 250,000
Other Expenses                          703,139
Interest Expense                        5,935
Net Income                             (459,074)
EPS Primary                            (0.06)
EPS Diluted                            (0.06)