Form 10QSB
period 2001-03-31
BIOENVISION INC
filed 2001-05-24
CIK 1028205

UNITED STATES
                 SECURITIES EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                          FORM 10-QSB


  [X]  Quarterly Report pursuant to Section 13 or 15(d) of the
                Securities Exchange Act of 1934

         For the quarterly period ended March 31, 2001

                       BIOENVISION, INC.
     (Exact name of registrant as specified in its charter)


            Delaware                       113375915
           ----------                     -----------
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


As of May 18, 2001, the following shares of the Registrant's common stock were issued and outstanding:

       Common Stock, $0.001 par value per share 7,976,419

INDEX

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

  CONSOLIDATED BALANCE SHEET                                 2
  CONSOLIDATED STATEMENT OF OPERATIONS                       3
  STATEMENT OF CASH FLOWS                                    4

  Note 1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING
            POLICIES                                         5
  Note 2.   BUSINESS COMBINATIONS                            7
  Note 3.   PROPERTY PLANT AND EQUIPMENT                     8
  Note 4.   INTANGIBLE ASSETS                                8
  Note 5.   COMMITMENTS                                      8
  Note 6.   INCOME TAXES                                     8
  Note 7.   STOCKHOLDERS' EQUITY (DEFICIT)                   9
  Note 8.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS   9


Item 2.   Management's Discussion And Analysis or Plan of
Operations                                                  10

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                 16

Item 2.   Changes in Securities                             16

Item 3.   Defaults upon Senior Securities                   16

Item 4.   Submission of Matters to a Vote of Security
          Holders                                           16

Item 5.   Other information                                 16

Item 6.   Exhibits and Reports on Form 8-K                  16


SIGNATURES                                                  18


PART I - FINANCIAL INFORMATION

                       BIOENVISION, INC.
                 (a development stage company)

CONSOLIDATED BALANCE SHEET
[Unaudited]

                                              March 31, 2001
                                             ----------------
ASSETS
 Current Assets
 Cash and cash equivalents                      $      15
 Accounts receivable from related party            75,695
                                               ------------
 Total Current Assets                              75,710

 Property, plant and equipment, net                35,071
 Intangible assets, net                            20,121
                                               ------------
                                                  130,902

LIABILITIES AND STOCKHOLDERS' DEFICIT
 Current liabilities
 Accounts payable                               1,432,668
 Other liabilities payable to related parties     559,307
                                               ------------
 Total Current Liabilities                      1,991,975

STOCKHOLDERS' EQUITY [DEFICIT]
Common stock, $.001 par value
Authorized 25,000,000 shares at
March 31, 2001;
Issued and outstanding:
  7,976,419 at March 31, 2001                      28,652

Additional paid in capital                      2,333,136

Deficit accumulated during the
  development stage                             4,343,868

Accumulated other comprehensive loss              121,007
                                               ------------
 Total Stockholders' equity [deficit]          (1,861,073)
                                               ------------
Total liabilities and stockholders'
 equity [deficit]                                 130,902

                        BIOENVISION, INC.
                  (A Development Stage Company)
            CONDENSED CONSOLIDATED STATEMENT OF LOSS
                          (Unaudited)

                                    For the 9 Mos Ended    For the 3 Mos Ended
                                          March 31               March 31
                                     2001         2000       2001        2000
                                 ---------------------------------------------

TOTAL REVENUES:                   $1,350,000   $      0    $     0   $       0

OPERATING EXPENSES:
 Royalties                           712,062          0    712,067           0
 General and Administrative
    Expenses                         652,689    605,587    277,875     180,975
 Research and Development Costs      626,194    900,003    303,265     337,913
 Interest Payable                      8,185     36,170      2,250      16,036
 Depreciation Expense                  7,481     11,520      2,659       3,853
 Amortization Expense                    870        931        296         311
                                 ---------------------------------------------
TOTAL OPERATING EXPENSES           2,007,481  1,554,211  1,298,412     539,088

OPERATING LOSS                      (657,481)(1,554,211) ( 190,407)   (539,088)

Income Taxes                               0          0          0           0
                                 ---------------------------------------------
NET LOSS                            (657,481)(1,554,211) ( 190,407)   (539,088)

Basic and diluted net loss per shares   0.08       0.21       0.21        0.07

Shares used in computed basic and
 diluted net loss per share        7,976,419   7,249,096 7,976,419   7,249,096


The accompanying notes and accountant's report are an integral part of these financial statements.

                       BIOENVISION, INC.
                  (A Development Stage Company)
              STATEMENT OF CASH FLOWS (unaudited)

                            For the 3 mos       For the 3 mos
                                Ended               Ended
                                 to                   to
                           March 31, 2001       March 31, 2000
                        ________________________________________
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                         $( 198,407)        $ (539,088)


Adjustments to Reconcile Net Loss
to Net Cash Used in operating
Activities:
 Depreciation                         2,659              3,853
 Amortisation                           296                311
 Accounts receivable                      -                  -
 Accounts payable                   105,452            359,627
 Exchange adjustments                     -             (3,307)
                                 ___________        ___________
Net Cash Used in
Operating Activities               ( 90,000)          (178,604)


INVESTING ACTIVITIES
Purchase of property and
     equipment                            -                  -

FINANCING ACTIVITIES
Net Proceeds from issuance of
     Common stock                         -                  -
Other liabilities - related parties  90,000            178,604
                                 ___________        ___________
Net Cash Provided
by Financing Activities              90,000            178,604
                                 ___________        ___________
Net increase (decrease) in
cash and cash equivalents                 -                (16)

Cash at Beginning of Period              15                 16

Cash at End of Period                    15                  0

Supplemental Disclosure of
Cash Flow Information

Interest Paid                         5,935             20,134


The accompanying notes and accountant's report are an integral part of these financial statements.

                       BIOENVISION, INC.
                 (A Development Stage Company)
                 NOTES TO FINANCIAL STATEMENTS
                         March 31, 2001
                          [Unaudited]

1 ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICES

Description of business:

The Company is a development stage, biopharmaceutical company primarily focused in the research and development of products and technologies for the treatment of cancer. The Company has acquired development and marketing rights to a portfolio of four platform technologies.

Basis of presentation:

The Company was incorporated as Express Finance, Inc. under the laws of the State of Delaware on August 16, 1996 and changed its name to Ascot Group, Inc. on August 26, 1998 and further to Bioenvision, Inc. in December 1998. In January 1999, the Company merged with Bioenvision, Inc. ("Old Bioenvision"), a development stage company primarily engaged in the research and development of products and technologies for the treatment of cancer. The transaction was accounted for as a re-organization of companies under common control in a manner similar to a pooling of interests as they had a common majority shareholder. All prior year amounts have been restated to include the financial results of Old Bioenvision. In September 1998, Old Bioenvision merged with Eurobiotech Group, Inc., a development stage company involved in the research and development of products and technologies for the treatment of cancer. The transaction was accounted for as a combination of a reorganization of companies under common control in a manner similar to a pooling as they had a common majority shareholder, and the purchase of a minority interest. All prior year amounts have been restated. In July 1998, Old Bioenvision merged with Biotechnology & Healthcare Ventures, Limited ("BHV"), a development state company involved in the research and development of products and technologies for the treatment of cancer. The transaction was accounted for as a reorganization of companies under common control in a manner similar to a pooling of interests as they had a common majority shareholder. All prior year amounts have been restated to reflect the financial results BHV. BHV acquired Bioheal Limited and Biomed UK Limited in May 1998, both of which are development stage companies involved in the research and development of products and technologies for the treatment of cancer. Both of the transactions were accounted for as purchases and the results of Biomed UK Limited and Bioheal Limited have been included in the financial statements of BHV from the date of acquisition. Where mergers have been accounted for as reorganizations under common control in a manner similar to a pooling of interests, no fair value have been attributed to any tangible or intangible assets, including technology rights.


Operations to date and financing plans:

The Company has incurred significant losses from operations and is not generating cash from operations other than licensing fees. The Company also had a working capital deficit and stockholders' deficit as of March 31, 2001. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Historically, operations to date have been funded principally by equity capital and loans. The Company has recently funded its operations through fees generated from the licensing of its products. The Company's ability to continue to develop its infrastructure depends on its ability to raise additional capital. The Company plans to continue to fund its development expenses through additional capital raising activities, including one or more offerings of equity and/or debt through private placements and/or public offerings. The Company is also actively seeking strategic alliances in order to develop and market its range of products. In November 2000, the Company obtained a finance facility for up to $2 million, from a shareholder, Kevin Leech, which would be available through November 30, 2001. In addition, the Company's directors and attorneys have agreed to defer salaries and certain fees until sufficient long-term funding has been raised by the Company. Deferred salaries and fees amounted to approximately $1.2 million at March 31, 2000 and are included in accounts payable or other liabilities payable to third parties in the accompanying balance sheet.


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

Net loss per share:

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common shares and potentially dilutive common shares outstanding during the period. Options to purchase 500,000 shares of common stock have not been included in the calculation of net loss per share as their effect would have been anti-dilutive.

Foreign currency translation:


The functional currency of the Company is the pound sterling and its reporting currency is the United States dollar. Assets and liabilities are translated at year-end or quarter-end rates and income and expenses and cash flows are translated at average rates prevailing during the period. Translation adjustments arising from differences in exchange rates from period to period have been reported as other comprehensive income or loss in stockholders' equity (deficit).

Cash and cash equivalents:

The Company considers all highly liquid financial instruments with a maturity of three months or less when purchased to be cash equivalents.


2 BUSINESS COMBINATIONS

The Company and its subsidiaries have completed a number of mergers and acquisitions over the past few years. The Company merged with Old Bioenvision on January 5, 1999, in exchange for 7,013,897 shares of the Company. The merger was accounted for as a reorganization of companies under common control. Previously, on September 8, 1998, Bioenvision had merged with Eurobiotech Group Inc. ("Eurobiotech") in exchange for 2,500,000 shares of its common stock. This transaction was accounted for as a combination of a reorganization of companies under common control and the purchase of a minority interest as the principal shareholder of Old Bioenvision owned approximately 55% of Eurobiotech. The purchase price for the minority interest of $24,500 has been allocated as follows:


Technology rights                         $ 1,076,061
Less negative goodwill                     (1,051,561)
                                         --------------
Total consideration                            24,500
                                         ==============


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

The following table reconciles the operating results for prior periods to the amounts reflecting restatement of prior periods to include the results of Old Bioenvision:



Net loss                           Year ended June 30, 1998

                                            $   12,449
Bioenvision                                  1,247,377
                                           ------------
As restated                                  1,259,826



3 PROPERTY PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:


                                       As at March 31,
                                   2001                2000
                                  ------              ------
Office equipment                $  1,725            $  1,820
Motor vehicles                    53,589             107,258
                                ---------           ---------
Less:  accumulated depreciation  (14,925)            (55,404)
                                ---------           ---------
                                 375,071              53,674



4 INTANGIBLE ASSETS

                                       As at March 31,
                                   2001                2000
                                  ------              ------
Purchased technology            $23,705             $24,822
Accumulated amortization         (3,288)             (2,056)
                                ---------           ---------
                                 20,417              22,766



5 COMMITMENTS

The Company uses office space provided by its financial advisors for its executive offices at a cost of $3,000 per month in the United States and at GBP1,000 [$1,500] in the United Kingdom. The provision of office space by the financial advisors at no cost has been accounted for as a capital contribution. Rent expenses for the three months to March 31, 2001 were $18,000 in the United States and GBP2,000 [$3,000] in the United Kingdom.


6 INCOME TAXES

Due to operating losses and the inability to recognize corporation tax benefit therefrom, there is no provision for income taxes for the three months ended March 31, 2000 and 2001. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for corporation tax purposes. Significant components of the Company's deferred tax assets are as follows:



                                      2000             1999
                                    --------         --------
Capitalization start-up costs (US) $ 214,383        $ 223,220
Net operating loss carry
    forwards (US)                  1,135,754          148,404
Net operating loss carry
    forwards (UK)                  1,201,484          238,021
                                   ---------        ---------
Total deferred tax assets          2,337,238          609,645


As of March 31, 2001, the Company had net operating loss carry forwards of approximately (i) $1.1 million which do not expire under U.K. law and (ii) $1.6 million for U.S. purposes that expire in 20 years from the date of origination.


7 STOCKHOLDERS' EQUITY (DEFICIT)

In January 1997, the Board of Directors and stockholders approved a 1 for 1.986 reverse split of the Company's common stock and in January 1999 effected a 1 for 15 reverse stock split. All share and per share amounts in the accompanying financial statements have been adjusted for these stock splits retroactively.
Under an agreement between the Company and Bioaccelerate Inc, a British Virgin Island (BVI) company, dated March 21, 2000, and amended on April 30, 2001, Bioaccelerate purchased 727,273 common shares of the Company at $2.75 per share. The agreement also provides Bioaccelerate options to purchase two further tranches of 1,454,544727,272 common shares each at $2.751.25 per share upon certain specified milestones being achieved. The specified milestones have not yet been achieved. Under the terms of the agreement Bioaccelerate are also entititled to appoint a member to the board of directors, but to date Bioaccelerate has not done so..


8 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On September 8, 1998, the Company entered to an agreement with Glen Investments, Limited, a Jersey, Channel Islands, corporation wholly owned by Kevin R. Leech, whereby Glen Investments has agreed to loan funds to the Company on an as-needed basis up to an aggregate of $1 million based upon previously agreed budgets. Mr. Leech is a private investor who is also the sole owner of Phoenix Ventures Limited, a Guernsey, Channel Islands corporation, and the holder of approximately 19% of the outstanding shares of Common Stock of the Company. In exchange for its agreement to loan funds to the Company, the Company issued to Glen Investments options to purchase up to 500,000 shares of Common Stock at an exercise price of $1.00 per share, all of which options are currently exercisable. No amount has been included in the statement of operations to reflect the issuance of the options because the fair value of such options was not significant. Funds loaned under this agreement bore interest at 8% per annum and were repaid in April 2000.

In November 2000, the Company obtained a finance facility for up to $2 million from a shareholder, Kevin Leech, which is to be available through November 30, 2001.

As of December 31, 2000, financial advisors to the Company held 342,468 shares in the Company, which were issued in exchange for financial planning services rendered. These services are reflected in the statement of operations as administrative expenses. They are valued at $0.13 to $0.67 per share, which reflected the most recent transaction for shares at the time the shares were issued.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

The information set forth in this Report on Form 10-QSB including, without limitation, that contained in this Item 2, Management's Discussion and Analysis and Plan of Operation, contains "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may differ materially from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be different from the expectations expressed in this report.


Overview

Bioenvision is an emerging biopharmaceutical company. Our primary business focus is the acquisition, development and distribution of drugs to treat cancer. Our two lead drugs are Modrenal, which is our first product licensed for cancer treatment, and clofarabine, which is currently in Phase II clinical trials under our recently executed co-development agreement with Ilex Oncology, Inc., a NASDAQ-listed oncology company ("Ilex"). Our management believes that we have the opportunity to become a leading oncology-focused pharmaceutical company in the next five years if we successfully market and distribute those two lead drugs. We anticipate that revenues derived from the two lead drugs will permit us to further develop the 16 other products currently in our development portfolio. We currently plan to have as many as 12 products at market by the end of 2006.

Our first product, Modrenal is already licensed in the United Kingdom for the treatment of post-menopausal breast cancer. We plan to commence marketing Modrenal in the United Kingdom by the end of 2001, and to launch Modrenal in other European countries and in the United States in first quarter of 2002.

To expedite the commercialization of our second lead product, Clofarabine, we have recently entered into a co-development agreement with Ilex. Under the terms of development agreement, Ilex is required to pay all development costs in the United States and 50% of approved European development costs. Ilex is responsible for conducting all clinical trials and the filing and prosecution of applications with applicable regulatory authorities in the United States and Canada, while we retain those obligations for other jurisdictions. We retained the manufacturing and distribution rights in Europe and elsewhere.
We have agreed to pay Ilex a royalty on sales outside the U.S., Ilex, which has U.S. and Canada distribution rights, will pay us a royalty on sales in the U.S. and Canada. In addition, we are entitled to certain milestone payments. We believe that the co-development agreement will expedite the process of getting our second lead product to market at minimal cost to us.. We also granted Ilex an option to purchase $1 million of Common Stock after completion of the pivotal Phase II clinical trial, and Ilex has an additional option to purchase $2 million of Common Stock after the filing of a new drug application in the United States for the use of Clofarabine in the treatment of lymphocytic leukemia. The exercise price per share for each option is determined by a formula based on market prices around the date of exercise. Under the co-development agreement, Ilex also pays royalties to Southern Research Institute based on certain milestones. We continue to pay royalties to Southern Research Institute in respect to Clofarabine.

Clinical trials of Abetafen, a formulation of trilostane, are also planned to explore the role of the drug on ERbeta in prostate cancer. The estrogen receptor is known to play some part in controlling normal prostate growth and may also influence growth of prostate cancer. Pre-clinical tests have indicated that Modrefen can decrease prostate growth in animals and will modulate ligand binding to ERbeta in prostate cancer cell lines. However, there is no guarantee that the results of these pre-clinical tests will be continue to be borne out in clinical trials or that Modrafen can achieve regulatory acceptance or commercial success for use in treatment of prostate cancer.

While our prime focus has been and continues to be the development of products for the treatment of cancer, we believe that our products may have value in other therapeutic areas. However, to date we have not devoted a substantial portion of our resources to evaluating those alternatives. U.S. regulatory authorities have previously approved the use of trilostane (ModrastaneTM) for the treatment of hyper-adrenal conditions, such as Cushing's disease and Conn's syndrome. Both diseases are uncommon in man and the market potential for treatment of humans is small. However, Cushing's disease is not uncommon in certain breeds of dog, and preliminary trials have been conducted for this condition in Italy, Australia, South Africa and at the lead center at the Royal Veterinary College in Cambridge, England.
The trials indicate the drug's efficacy in treating the disease and have also concentrated on formulation, dosage and timing of administration of the drug. The preliminary results were presented recently at an international scientific meeting held in the United States. At the American Association of Veterinary Diseases meeting held recently in Norfolk, Virginia, data were presented on the use of Modrastane to treat Alopecia X, a type of patchy hair loss that occurs in certain breeds of dog. Modrastane was successful in restoring new hair growth in the majority of animals tested. Because of the encouraging results in animals, Bioenvision has decided to establish an Animal Health Division to market Modrastane and other products in the future. The animal healthcare market is a multi-billion dollar market and we intend to exploit the value of our products in the veterinary field. However, we do not view this business segment as a part of our core business and this segment will be managed separately from our human pharmaceuticals business.

Our work on developing gene therapy products has continued with evaluation of the patients treated with our albumin gene product. All patients entered into that trial had a response to the treatment, with an increase in serum albumin levels and an improvement in the clinical condition being treated. Some of the patients have had further injections of the plasmid, and all have had a response. Laboratory experiments have confirmed the plasmid's ability to transfer DNA to skeletal muscle and that gene product is released into the blood-stream substantially as intended. This is an important confirmation ofthe vector's efficacy. In addition, the plasmid has been combined with the thrombopoietin gene. Experiments have confirmed the ability of the plasmid to increase TPO concentrations in animals. However, there can be no assurance that this work will result in products having clinical efficacy, regulatory approval or commercial success.

We have a limited operating history upon which an evaluation of our performance and prospects can be made. We are prone to all of the risks relating to the establishment of any new business venture. You should consider the likelihood of our future success to be highly speculative in light of our limited operating history, as well as the limited resources, problems, expenses, risks and complications frequently encountered by similarly situated companies. To address these risks, we must, among other things:

       * satisfy our current and future capital requirements for the implementation of our business plan;
       *  commercialize our existing products;
       * complete development of products presently in our pipeline and obtain necessary regulatory approvals for use;
       * implement and successfully execute our business and marketing strategy to commercialize products;
       *  establish and maintain our client base;
       * continue to develop new products and upgrade our existing products;
       *  respond to industry and competitive developments; and
       *  attract, retain and motivate qualified personnel.

We may not be successful in addressing these risks. If we were unable to do so, our business prospects, financial condition and results of operations would be materially adversely affected. The likelihood of our success must be considered in light of the development cycles of new pharmaceutical products and technologies and the competitive and regulatory environment in which we operate.

Our revenues and other sources of financing to date have been insufficient to establish the corporate infrastructure and the sales and marketing organization necessary to generate sales revenue, although we have been able to continue and expand our research and clinical development activities. We are currently seeking additional financing. We have had recurring losses from operations, and had a working capital deficiency and stockholders' deficit at March 31, 2001. Accordingly, there is a note in the notes to our financial statements indicating that these matters raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from this uncertainty.


Plan of Operations
Growth and Product

Our primary objectives are to begin marketing our licensed products, to continue developing our existing platform technologies, and to commercialize products derived from these technologies. Once a product or technology has been launched into the market for a particular disease indication, we plan to work with numerous collaborators, both pharmaceutical and clinical, to extend the labeling of the drug to other indications. In order to market our products effectively, we plan to establish a niche sales and marketing unit, focused specifically on the oncology market. Our sales and marketing unit will develop marketing alliances with corporate partners and may co-promote and/or co-market our products in certain territories.

As part of our overall business strategy, we are developing our existing platform technologies and products through a combination of internal and collaborative programs. These programs are designed to diversify the risks associated with traditional pharmaceutical development while also facilitating more rapid commercialization of products, as we hope to do with our two lead products. Rather than engage solely in discovery research to identify suitable lead compounds (chemical structures suitable as starting points for optimization as drugs by the application of medicinal chemistry) for particular molecular targets, which typically involves time-consuming biological analysis, we seek to in-license or acquire rights to promising lead compounds typically in late pre-clinical or early clinical stages of development that have proven efficacy in humans or in animal models.

Once we acquire a lead compound, we seek to optimize its development as a drug and ultimately bring the drug to market. We also seeks to in-license or acquire fully-developed, FDA-approved platform technologies that have development potential and afford us certain market protection against competitors, such as patent rights, marketing exclusivity or orphan drug designation.

   The key elements of our business strategy are as follows:
   * Obtain regulatory approvals of products in North America and Europe. Modrenal or trilostane, the lead compound of the selective steroid receptor modulation technology, is presently licensed in the United Kingdom and Germany for certain disease indications. The drug had also received product approval in the United States by the FDA for the treatment of hyperadrenal secretion conditions, such as Cushing's disease, but has not yet been marketed. In addition, nine of the products and technologies to which we have rights are currently being tested in clinical trials and seven are in the pre-clinical stage of development.

   * Establish a niche oncology sales force. We intend to establish sales operations in the United Kingdom during 2001/2002 and in certain other European countries and in the United States during 2002, (and to rely on joint marketing arrangements and commercial partners for the marketing, sale and distribution of our products in other parts of the European Union). We believe that a dedicated sales forces in North America and Europe will provide us with significant marketing advantages in each of these markets. Once established, our sales force and infrastructure will be expanded in accordance with the growth of sales, the introduction of new products and the entry in to other territories. Strategic alliances which the Company may form with other biotechnology or pharmaceutical companies in the future may necessitate a change in the strategy relating to the setting up of sales and marketing teams and the employment of personnel in these areas.


   * Develop innovative marketing techniques. Our marketing will target the two key audiences for our products - doctors and patients. Medical education will be a priority, with the use of peer-opinion leaders, clinical trials at major medical centers, satellite symposia and conferences, product advertising in specific scientific journals and knowledgeable sales personnel. Patient education, although carefully controlled, is important to our marketing approach. Patient education is particularly important because our first licensed product, Modrenal, is effective for patients with breast cancer, which is one of the most common cancers in women. In addition, if the trials of trilostane, the chemical name for Modrenal, in prostate cancer prove successful, we will have a drug for treating a cancer found in 180,000 men each year in the United States alone.

   * Establish and develop animal health division. Bioenvision has established a separate division to exploit its opportunities for its products in the veterinary market to provide health products to animals. We have four products in our animal health portfolio. We anticipate marketing the lead product, Modrastane , for the treatment of Cushing's disease in dogs and horses in the United
      Kingdom and Europe by the end of 2001 and, subject to U.S. Food and Drug Administration ("FDA") approval, in the U.S. in 2002. Based upon sales publicly reported by just five large pharmaceutical companies, the global market for animal health products was in excess of $3 billion in 2000.

   * Expand the portfolio of novel oncology platform technologies and products. We have acquired development and marketing rights to a portfolio of novel oncology platform technologies and products. We intend to continue to acquire, in-license and develop new technologies and products that we believe offer unique market opportunities and/or complement existing product lines. We have adopted a multi-tier strategy with respect to licensing or acquiring new products and technologies designed to diversify the risks inherent in traditional pharmaceutical development:

         * license or acquire fully-developed, products and technologies approved by the FDA that have development potential and offer certain market protection against competitors, such as patent rights, marketing exclusivity or orphan drug designation; and

         * identify and acquire products and technologies in late pre-clinical or early clinical stages of development to minimize the time and expense of development.

         * Focus on products with significant potential commercial opportunities in niche oncology markets.

   * Develop business and enhance research through strategic alliances. A key component of our business strategy is to leverage the resources gained from collaboration with leading scientific and medical institutions to expand our technology and operations base. In addition, we believe collaborations with academic centers will supplement the scientific resources available to us and broaden access to rapidly emerging drug discovery technologies.

   * Capitalize on expertise and reputation of management team and scientific advisors. Our management has significant expertise and experience in drug development, enabling us to manage effectively the pre-clinical studies and clinical trials of drug candidates. In addition, we intend to capitalize on the strong reputations of the members of our scientific advisory board with academic institutions, hospitals, physicians, pharmacists and distributors to expand our customer base and to introduce new products.


Liquidity and Capital Resources

From the period of our inception through December 1998, we did not engage in any active trade or business. In January 1999, we consummated a merger with Bioenvision, Inc. ("Old Bioenvision") by effecting a 1-for-15 reverse stock split of its then outstanding shares of common stock and thereafter issuing 7,013,897 post-reverse split shares of common stock to the former stockholders of Old Bioenvision in exchange for all of the issued and outstanding shares of capital stock of Old
Bioenvision.   Consequently, upon consummation of the merger, the
former stockholders of Old Bioenvision became our controlling stockholders, Old Bioenvision became our wholly-owned subsidiary and changed its name to Bionco Marketing, Inc., and we changed our name from Ascot Group, Inc. to Bioenvision, Inc.

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

Based on our operating plan, we are seeking arrangements for long-term funding through additional capital raising activities, including one or more offerings of equity and/or debt through private placements and/or equity offerings. We are also actively seeking strategic alliances, in addition to the alliances already in place, in order to develop and market our range of products. In November 2000, we obtained a finance facility for up to $2 million, from Kevin Leech who, through two wholly-owned investment vehicles, is a major investor in us. This facility is available to us until November 30, 2001. In addition, the Company's directors have agreed to defer salaries and certain fees until sufficient long-term funding has been raised by the Company. Deferred salaries and fees amounted to approximately $1.1 million at March 31, 2001 and are included in accounts payable or other liabilities payable to third parties in the accompanying balance sheet. Our financial statements do not include any adjustments that might result from this uncertainty. Our financial statements and related notes contain more information about this risk. Before our operating plan can be effected, we will require additional financing. Furthermore, in the event our plans change or our assumptions change or prove to be inaccurate, we could be required to seek additional financing sooner than currently anticipated. Any additional financing may not, however, be available to us when needed on commercially reasonable terms, or at all. If this were to occur, our business and operations would be materially and adversely affected. In March 2000, we completed a $2 million private placement of equity. The investor in that transaction has an option to purchase an additional $4 million of common stock at $2.75 per share when certain performance targets are achieved. The investment has allowed us to continue and expand our research and clinical development but the investment to date has been insufficient to establish the corporate infrastructure and the sales and marketing organization necessary to generate sales revenue. In addition we have recently received $1.35 million in licensing fees.

                  PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

There are currently no pending legal proceedings against the company.


Item 2.   Changes in Securities

None.


Item 3.   Defaults upon Senior Securities

None


Item 4.   Submission of Matters to a Vote of Security Holders

No matter has been submitted to a vote of security holders during the period covered by this report.


Item 5.   Other information

There is no other information to report which is material to the company's financial condition not previously reported.


Item 6.   Exhibits and Reports on Form 8-K

(a)


Exhibit
Number      Description
--------    -----------
2.1 Acquisition Agreement between Registrant and Bioenvision, Inc. dated December 21, 1998 for the acquisition of 7,013,897 shares of Registrant's Common Stock by the stockholders of Bioenvision, Inc. (1)

3.1          Certificate of Incorporation of Registrant. (2)

3.1a         Amendment to Certificate of Incorporation filed
             1/29/99. (3)

3.2          By-Laws of the Registrant. (2)

10.1         Sponsored Research Agreement between Eurobiotech
             Corporation, Ltd. and University of Texas, MD
             Anderson Cancer Center dated February 26, 1998.(3)

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

10.7         Co-Development and Licensing Agreement between Orion
             Pharmaceuticals Canada and Bioenvision, Inc. dated
             November 1998. (3)

10.8         License Agreement between Bioenvision, Inc. and
             Royal Free and University College Medical School,
             London dated March 11, 1999. (3)

10.9         License Agreement between Bioenvision, Inc. and
             University College Cardiff Consultants Limited dated
             June 21, 1999. (3)

10.10        Research Agreement between Bioenvision, Inc. and
             Cardiff University dated July 8, 1999.(3)

10.11        Employment agreement between Bioenvision, Inc. and
             Stuart Smith dated January 1, 2000. (4)

10.12        Employment Agreement between Bioenvision, Inc. and
             Christopher B. Wood, M.D. dated September 1, 1999.
            (4)

10.13        Securities Purchase Agreement with Bioaccelerate
             Inc. dated March 24, 2000. (4)

21.1         Subsidiaries of the Registrant.(4)


-----------------

(1) Incorporated by reference and filed as an Exhibit to Registrant's Current Report on Form 8-K filed with the SEC on January 12, 1999.
(2) Incorporated by reference and filed as an Exhibit to Registrant's Registration Statement on Form 10-12g filed with the SEC on September 3, 1998.
(3) Incorporated by reference and filed as an Exhibit to Registrant's Form 10-KSB/A filed with the SEC on October 18, 1999.
(4) Incorporated by reference and filed as an Exhibit to Registrant's Form 10-KSB filed with the SEC on November 13, 2000.

(b) There have been no Reports on Form 8-K for the period covered by this filing.

                           SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 23, 2001
                         By:   /s/ Christopher B. Wood, M.D.
                               -----------------------------
                               Christopher B. Wood, M.D.
                               President