Form 10KSB
period 2001-06-30
BIOENVISION INC
filed 2001-10-18
CIK 1028205

U.S. SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                         Form 10-KSB

(Mark One)
    X       Annual report under Section 13 or 15(d) of the
        Securities Exchange Act of 1934. For the fiscal year
                     ended June 30, 2001.

                               OR

         Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________________ to ________________.

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

Registrant's telephone number, including area code:
             (212) 445-6581

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:
                      Title of Each Class:
                      -------------------

                 Common Stock, $0.001 par value

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were $245,455.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the last price at which the stock was sold, as of September 28, 2001, was $4,900,149.

The number of shares of common stock outstanding as of September
28, 2001 was 9,048,919.

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


Item 1.  Description of Business

     Bioenvision is an emerging biopharmaceutical company. Our primary business focus is the acquisition, development and distribution of drugs to treat cancer. Our two lead drugs are Modrenal , which is our first product to receive regulatory approval (in the United Kingdom) for marketing for breast cancer treatment, and clofarabine, which is currently in Phase II clinical trials under our recently executed co-development agreement with Ilex Oncology, Inc. (NASDAQ NM: ILXO) ("Ilex"). Our management believes that we have the opportunity to become a leading oncology- focused pharmaceutical company in the next five years if we successfully market and distribute those two lead drugs. We anticipate that revenues derived from the two lead drugs will permit us to further develop the 12 other products currently in our development portfolio. We currently plan to have as many as 12 products at market by the end of 2006.

    We have obtained regulatory approvals in the United Kingdom to market our first product, Modrenal , for the treatment of post-menopausal breast cancer. We plan to commence marketing Modrenal in the United Kingdom by the end of 2001/early in 2002. Modrenal has a unique and previously unrecognized mode of action and is the first drug in a new class of agents that modulates hormone binding to the newly-described "second" estrogen receptor, ER. We intend to seek regulatory approval for Modrenal in the United States as a second line therapy for hormone sensitive breast cancers. We believe that the potential market for Modrenal , based upon the sales of currently available drugs for hormonal therapy for breast cancers, is in excess of $1.8 billion of sales per anum worldwide. The results of extensive clinical trails to date with Modrenal show that it is at least as effective in second line treatment of advanced breast cancer as the currently available hormonal treatments, such as the SERM's and aromatase inhibitors, and more effective than these agents in certain specific patient types, such as those who have become tamoxifen-refractory. Furthermore, our management currently intends to price Modrenal in such a way as to make treatment with Modrenal compare very favorably, on a price basis, with the cost of treatment with the existing drugs used for second line therapy. We believe that this should result in cost benefits for physicians, patients and health-care systems.

     Modrenal has other applications as well. We expect to commence marketing Modrenal in other European countries for the treatment of Cushing's disease in the second quarter of 2002, and in the United States for the treatment of Cushing's disease in the third quarter of 2002, subject to obtaining the necessary regulatory approvals.

     Our second lead product is clofarabine, which we believe, based on third party studies conducted to date, may be effective in the treatment of leukemia and lymphoma. To expedite the commercialization of our second lead product, clofarabine, we have recently entered into a co-development agreement with Ilex. We believe that our two initial lead products have the following competitive advantages over existing products at market:

Modrenal (selective steroid receptor modulation technology product)
     * Novel mode of action on estrogen receptor
     * Increases estrogen binding to ER
     * 46% response rate in international clinical trials of almost 800 patients with advanced breast cancer
     * Second line therapy for hormone sensitive breast cancer
     * Possible combination therapy with Tamoxifen
     * Possible role in prostate and ovarian cancer
     * Favorable pricing compared to competitors

Clofarabine (purine nucleoside technology product)
     * Five to ten times more active than market leader, Fludarabine, based on pre-clinical and clinical trials to date
     * Broader range of clinical activity than Fludarabine, based on clinical trials to date
     * Good oral bio-availability
     * Pre-clinical activity against some solid  tumours
     * Complete response in chronic and acute leukemia, based on clinical trials to date


Anti-Cancer Product Portfolio

Product/Condition       Pre-clinical   Phase I  Phase II  Phase III  At Market
Modrenal /Breast Cancer                                             At Market
Abetafen/Prostate Cancer                        Phase II
Modrenal /Analog        Pre-clinical
Clofarabine/Leukemia                            Phase II
Clofarabine/Lymphoma                            Phase II
Clofarabine/Solid Tumors               Phase I
Gene Albumin                           Phase I
TPO Gene                               Phase I
Gossypol/Prostate Cancer               Phase I
Gossypol/Bladder Cancer                Phase I
RA Inhibitor/Leukemia  Pre-clinical
Hormone Blocker/
    Prostate Cancer    Pre-clinical

Summary                     3            5          3         0        1

Non-Cancer Product Portfolio
Product/Condition       Pre-clinical   Phase I  Phase II  Phase III  At Market
Modrastane  /
  Cushing's Disease                                                 At Market
Modrefen /
  Alzheimer's Disease   Pre-clinical
Clofarabine/
  Transplantation       Pre-clinical
Gene Therapy Vaccine/
  Various                   R&D
Summary                      3                                          1


SUMMARY

     We also have one animal health product at market and we are establishing a separate division to market this product. The animal healthcare market is a multi-billion dollar market (as demonstrated by publicly reported sales of Pfizer, Eli Lilly, Bristol Myers Squibb, etc.) and we intend to exploit the value of our products in the veterinary field. This business segment is not a part of our core business and will be managed separately from our core human pharmaceuticals business.

Animal Health Product Portfolio


Product/Condition       Pre-clinical   Phase I  Phase II  Phase
III  At Market
Modrestane/
  Cushing's Disease
  At Market
Modrestane/Alopecia X                           Phase II
Clofarabine/Cancer      Pre-Clinical
Cytostatic Agents
  /Cancer               Pre-clinical
Summary                      2            0         1          0
     1


Business Product Strategy
     Our primary objectives are to begin marketing our products for which we have obtained necessary regulatory approvals, to continue developing our existing platform technologies, and to commercialize products derived from these technologies. Once a product or technology has been launched into the market for a particular disease indication, we plan to work with numerous collaborators, both pharmaceutical and clinical, to extend the labeling of the drug to other indications. In order to market our products effectively, we plan to establish a niche sales and marketing unit, focused specifically on the oncology market. Our sales and marketing unit will develop marketing alliances with corporate partners and may co-promote and/or co-market our products in certain territories.

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

     The key elements of our business strategy are as follows:

* Obtain regulatory approvals of products in North America and Europe. Modrenal or trilostane, the lead compound of the selective steroid receptor modulation technology, is presently approved in the United Kingdom and Germany for certain disease indications. The drug had also received product approval in the United States by the FDA for the treatment of hyperadrenal secretion conditions, such as Cushing's disease, but has not yet been marketed. In addition, nine of the products and technologies to which we have rights are currently being tested in clinical trials and seven are in the pre-clinical stage of development.

* Establish a niche oncology sales force. We intend to establish sales operations in the United Kingdom during late 2001/2002 and in certain other European countries and in the United States during 2002, (and to rely on joint marketing arrangements and commercial partners for the marketing, sale and distribution of our products in other parts of the European Union). We believe that a dedicated sales forces in North America and Europe will provide us with significant marketing advantages in each of these markets. Once established, our sales force and infrastructure will be expanded in accordance with the growth of sales, the introduction of new products and the entry in to other territories. Strategic alliances which the Company may form with other biotechnology or pharmaceutical companies in the future may necessitate a change in the strategy relating to the setting up of sales and marketing teams and the employment of personnel in these areas.

* Develop innovative marketing techniques. Our marketing will target the two key audiences for our products - doctors and patients. Medical education will be a priority, with the use of peer-opinion leaders, clinical trials at major medical centers, satellite symposia and conferences, product advertising in specific scientific journals and knowledgeable sales personnel. Patient education, although carefully controlled, is important to our marketing approach. Patient education is particularly important because our first product for which we have obtained regulatory approval (in the United Kingdom) for marketing for use in cancer treatment, Modrenal, is effective for patients with breast cancer, which is one of the most common cancers in women. In addition, if the trials of trilostane, the chemical name for Modrenal , in prostate cancer prove successful, we anticipate that we will have a drug for treating a cancer found in 180,000 men each year in the United States alone.

* Establish and develop animal health division. We have established a separate division to exploit opportunities for our products in the veterinary market to provide health products to animals. We have four products in our animal health portfolio. We anticipate marketing the lead product, Modrastane for the treatment of Cushing's disease in dogs and horses in the United Kingdom and Europe by late 2001/early 2002 and, subject to U.S. Food and Drug Administration("FDA") approval, in the U.S. in late 2002/2003. Based upon sales publicly reported by just five large pharmaceutical companies, the global market for animal health products was in excess of $3 billion in 2000.

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

          license or acquire fully-developed, products and technologies approved by the FDA that have development potential and offer certain market protection against competitors, such as patent rights, marketing exclusivity or orphan drug designation;
          identify and acquire products and technologies in late pre-clinical or early clinical stages of development to minimize the time and expense of development; and focus on products with significant potential commercial opportunities in niche oncology markets.

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

Products

     The following is a description of our current portfolio of platform technologies.

     Selective Steroid Receptor Modulation Technology
     We have commercial rights to a selective steroid receptor modulation technology, the lead compound of which is currently approved by regulatory authorities in the United Kingdom for the treatment of post-menopausal breast cancer, and by regulatory authorities in Germany, for the treatment of certain adrenal disorders, such as Cushing's Disease. The product had also received marketing approval for the treatment of Cushings disease
in certain other European countries and the USA.   The lead
product, trilostane, is currently marketed under the names Modrenal, and Modrastane. Recent scientific data from Professor Gavin Vinson's laboratory at Queen Mary & Westfield College, London, England (part of the University of London) and which was presented recently at an international endocrinology symposium in Sydney, Australia, have shown that trilostane has a unique and previously unrecognized mode of action. The drug inhibits estrogen binding to the classical estrogen receptor (ERa) in an allosteric fashion and also modulates estrogen binding to the newly-described second receptor, ER, This action makes trilostane the first drug in a new class of agents that act as ER agonists. This novel action may explain the high clinical response rates seen when the drug was given to patients with tamoxifen resistance.

     Breast cancer is, in general, a hormone-dependent disease, with estrogen being the principle hormone driving cell growth. A major part of modern treatment is directed at blocking the action of estrogen, either at the site of production in the body or at the cell's estrogen receptor. The most widely used drug in this area, Tamoxifen, has been very successful in improving response rates and survival in women with breast cancer. Until recently it was believed that estrogen acted via a single receptor on the cancer cell. However, it is now known that more than one estrogen receptor exists. In addition, there are other receptor isoforms that may have an effect on the cancer cell. New data, from scientists at the University of London working on our behalf, have shown that trilostane alters the binding of estrogen to certain of the receptor isoforms, thereby altering and, in some cases, blocking the action of estrogen. Furthermore, trilostane's action is different from that of other known "hormonal agents" although its actions may be complementary to those of other drugs. Extensive clinical trials with the drug have shown that it is effective in a significant proportion of breast cancer patients, particularly those with hormone sensitive tumors. Trilostane has no aromatase inhibitor activity, which distinguishes it from some of the competitor hormonal products currently marketed for the treatment of breast cancer. We believe that the new data revealed considerable market potential for trilostane, but there can be no assurance that the medical profession or the FDA will accept this new data or that the drug will be successful in the marketplace.

     Trilostane was originally developed as a competitive inhibitor of 3 hydroxy steroid dehydrogenase, an enzyme essential in steroid biosynthesis. In extensive clinical trials the drug has been shown to produce objective tumor response rates of up to 55% in women with breast cancer. On the basis of these data, trilostane was granted a product license in the United Kingdom for the treatment of post-menopausal breast cancer. However, the drug has not been actively promoted. In addition, because of its action on the adrenal gland, trilostane has been licensed in many countries, including the United States and Canada, for the treatment of diseases of the adrenal gland, such as Cushing's Disease and Conn's Syndrome.

     Trilostane has been extensively studied in controlled trials in the United States, Europe and Australia. Over 700 patients with breast cancer have received trilostane, and its anti-tumor activity has been well documented. In a sub-set analysis of the clinical trial data, patients with hormone sensitive breast cancer who had responded to one or more hormonal therapies were given trilostane upon relapse of the cancer. The reponse rate was above 40% in this group of patients. This compares to a response rate of about 30-35% with currently marketed aromatase inhibitors and approximately 25% with herceptin given as second line therapy. Most of the patients in the sub-set had received tamoxifen as first-line therapy. Thus, trilostane given as follow-on treatment has a response rate in excess of those reported for the against currently in use for second-line
treatment in this disease.   Furthermore, trilostane has an
acceptable side-effect profile. We intend to file with the FDA for marketing approval for this indication in the United States within the next six months.

     We hold an exclusive license, until the expiry of existing and new patents related to trilostane, to market trilostane in major international territories, and an agreement with a U.K. company to co-develop trilostane for other therapeutic indications. Trilostane is currently manufactured by third-party contractors in accordance with cGMP. We have no plans to establish its own manufacturing facility for trilostane, but will continue to use third-party contractors.

     Anti-Estrogen Prostate. The human prostate gland is under the control of several hormones, including androgens and estrogen. Receptors for estrogen have been identified in the prostate gland, and the newly discovered "second receptor," ER , has been isolated from the human prostate gland. ER is also highly expressed in uterine and ovarian tissue. Trilostane has been shown to specifically modulate ligand binding to ER and appears to be the first commercially available drug to have this specific action. Prostate cancer, in most cases, is initially hormone-dependent and treatment of the disease is usually directed toward blocking the action of the relevant hormones. Unfortunately, it is a common occurrence for the cancer cells to become resistant to the standard hormonal agents.

     We believe that this is probably due to the inability of currently available treatments to block all the receptors on the prostate cancer cells. New evidence from scientists at the University of London working on our behalf, have shown that trilostane, and derivatives of trilostane, can selectively inhibit hormones from binding on receptors that are not blocked by existing agents. The ability of trilostane to control prostate cell growth by altering hormone binding on important receptors could expand the treatment options for patients with prostate cancer.

     We have IRB approval from the Massachusetts General Hospital for a Phase II study of trilostane for the treatment of androgen independent prostate cancer. The study will be conducted by the Dana Faber Cancer Institute and is expected to begin enrollment within the next 3 months.

     Since adrenal disorders are relatively uncommon in humans, our strategy is not to aggressively market trilostane for these indications, but, rather, to focus its marketing efforts on trilostane for the treatment of breast and prostate cancer, which have considerably greater market potential. We intend to file for applicable regulatory approval of trilostane for treatment of breast cancer in the United States within the next six months.
We will, however, pursue opportunities for adrenal disorder products on a smaller scale, principally in the veterinary market, which we believe will generate modest revenues over the near term. Under the terms of a co-development agreement, we were granted the exclusive worldwide license, excluding Japan and South Africa, to make, use and sell products derived from this technology for a term expiring on the date of expiration of the last patent covered by the license (subject to earlier termination under certain circumstances), in exchange for, among other things, certain royalty payments based on gross sales of products derived from the technology.

     We will also devote our research efforts to discover new applications for trilostane and related products. Recent scientific research indicates that, in addition to being a potent inhibitor of steroid synthesis, trilostane is a selective estrogen receptor modulating agent that prevents or alters the effect of estrogen on cancer cells by blocking the binding of the hormone to certain of its receptors. We believe that this dual mode of action not only makes it a versatile treatment for breast cancer, but enables it to be developed for additional disease indications in the future, such as endometrial and prostate cancers, and we intend to pursue these potential opportunities for trilostane in 2002. Experimental work performed on our behalf has shown the presence of the relevant steroid receptors in human endometrial and prostate tissue, and this suggests that trilostane may play a role in the treatment of cancers of the uterus and prostate. The latest work has allowed new patents to be filed which, if granted, will greatly extend the commercial potential for trilostane and related products. In addition, a new analog of trilostane, which shows increased activity compared with trilostane, is being developed and is the subject of new patent filings.

     Purine Nucleoside Technology

     We have an agreement with Southern Research Institute, Birmingham, Alabama, to co-develop purine nucleoside analogs which, based on third-party studies conducted to date, may be effective in the treatment of leukemia and lymphoma. The lead compound of these purine-based nucleosides is known as clofarabine. Clofarabine has successfully completed Phase I clinical trials at M.D. Anderson Cancer Center, Houston. Three Phase II clinical trials have begun at MD Anderson and will be extended to other leading centers in the United States and Europe. A Clinical Research Consortium (CRC) established by the FDA, National Cancer Institute and a group of leading leukemia specialists in the U.S., has approved clofarabine as a major drug for development for the treatment of chronic lymphocytic leukemia
(CLL). Approval for a Phase II clinical trial for clofarabine in CLL, under the auspices of the CRC, is currently being sought at several leading centers in the USA. The combination of the Phase II trials in acute leukemia at the MD Anderson, the CRC sponsored trials in CLL and the encouraging results from the Phase I and early Phase II studies at the MD Anderson Cancer center lead us, and Ilex, to be enthusiastic for the prospects of clofarabine reaching the market in the United States in the 4th quarter of 2003 or the 1st quarter of 2004.

     In addition, a clinical trial exemption certificate has been submitted for clofarabine in the United Kingdom and approval for a Phase I/II trial of clofarabine in lymphoma has been obtained in Switzerland. Over 100 leukemia specialists in Europe have been approached with regard to participating in a Phase II trial of clorarabine treatment of acute leukemia. The European trials will be coordinated with the trials in the United States, and the results will be combined for submission to the regulatory authorities in the United States and in Europe.

      In March 2001, we entered into an agreement with Ilex to co-develop clofarabine. We believe that the participation of Ilex in the development of the product will greatly expedite the process and increase the likelihood of successfully bringing the drug to market. See "Ilex Agreement" for more information about the terms of the co-development agreement.

     Clofarabine is a purine-based nucleoside that was discovered, patented and developed pre-clinically by scientists at Southern Research Institute in Birmingham, Alabama. Under the terms of a co-development agreement with Southern Research Institute, we were granted the exclusive worldwide license, excluding Japan and Southeast Asia, to make, use and sell products derived from the technology for a term expiring on the date of expiration of the last patent covered by the license (subject to earlier termination under certain circumstances), and to utilize technical information related to the technology to obtain patent and other proprietary rights to products developed by us and by Southern Research Institute from the technology. Clofarabine will be developed initially for the treatment of leukemia and lymphoma. The introduction of the purine nucleosides has significantly improved the response rate and overall outcome in certain types of leukemia. Pre-clinical tests have shown clofarabine to be very potent compared to other drugs in the class. The competitor drugs are administered by intravenous or intramuscular routes, whereas clofarabine will be developed for oral administration, thereby making it easier for patients to receive treatment and reducing the overall cost of therapy.

     Pre-clinical testing of clofarabine showed the drug to have anti-tumor activity against a range of human and animal cancers, including hematological malignancies and several solid tumors. In addition, clofarabine has been shown to have good oral bioavailability, and it is our intention to develop an oral preparation of the drug for clinical testing. The drug has completed a Phase I clinical trial at MD Anderson. Results from the Phase I study showed no unexpected toxicity and that the drug is a potent immunosuppressive agent. Three Phase II clinical studies have been approved in acute and chronic leukemia and a pediatric Phase II trial has already commenced at MD Anderson.

     Under the terms of the co-development agreement with Southern Research Institute, we have been granted a license to market clofarabine in certain major markets, principally North America and Europe. We are required to pay royalties to Southern Research Institute based on net sales of clofarabine plus certain milestone payments.

     Clofarabine for investigational purposes has been produced by Southern Research Institute and by a third-party contractor, Delmar Chemical Inc. We intend to establish a manufacturing agreement with a third-party contractor for the commercial supply of clofarabine.

     Purine Nucleoside-Solid Tumor. In pre-clinical tests, clofarabine has shown anti-tumor activity against several human cancers, including cancers of the colon, kidney and prostate, as well as its action against leukemic cells. This activity against solid tumors distinguishes clofarabine from other drugs in its class which have shown relatively little activity against solid tumors. We intend to develop clofarabine as a potential drug for the treatment of colon and prostate cancer. The development strategy for clofarabine as a solid tumor agent will run in conjunction with the program for hematological cancers, but is expected to take longer to complete clinical trials and will require a different marketing approach.

     Cancer of the colon is one of the most common cancers in the Western world with approximately 200,000 new cases in the United States each year. Surgery is the most successful treatment for the primary tumor. Once the cancer has spread the results of chemotherapy are disappointing and long-term survival figures have changed very little in the past fifty years. There is a great need for an effective chemotherapeutic agent to treat this disease, and a huge market potential exists for any drug that can induce tumor regression in patients with metastatic colon cancer. Prostate cancer affects 181,000 new patients in the United States each year. Initial treatment is directed at hormonal control of the disease, but in the event control is not achieved chemotherapy is usually required. We intend to develop clofarabine, or a derivative of clofarabine, for the treatment of advanced colon and prostate cancer.

     Once Phase II trials with clofarabine have been completed in patients with leukemia, we will initiate Phase II trials with clofarabine in patients with advanced colo-rectal or prostate cancer. Additional pre-clinical work on clofarabine for treatment of solid tumors will be conducted. Clofarabine for solid tumor treatment currently is at a very early stage of clinical development. Unlike many of its major competitors which are administered intravenously, clofarabine is anticipated to be developed for oral administration, thereby making it easier for patients to receive as treatment. We intend to request orphan drug designation for clofarabine for leukemia and lymphoma indications, which will enable us to apply for approval from the FDA upon completion of Phase II clinical trials. Under the terms of the agreement with Southern Research Institute, we were granted the exclusive worldwide license, excluding Japan and Southeast Asia, to make, use and sell products derived from the purine nucleoside technology for a term expiring on the date of expiration of the last patent covered by the license (subject to earlier termination under certain circumstances), in exchange for, among other things, certain royalty payments based on gross sales of products derived from this technology.

     Some other purine nucleosides have been shown to be effective in the treatment of certain autoimmune diseases, and several clinical trials, with competitor's drugs, are now in progress. We intend to develop purine nucleoside products for the treatment of solid tumors and autoimmune diseases simultaneously with the development of clofarabine for the treatment of hematological cancers; however, since it is unlikely that we will be able to request orphan drug designation for solid tumor treatment products, the regulatory approval cycles of those products are expected to be longer than those for our hematological cancer products.

     Gene Therapy Technology
     Our product portfolio also includes a variety of gene therapy products which, we believe, may offer advancements in the field of cancer treatment and may have additional applications in certain non-cancer diseases such as diabetes, cystic fibrosis and other auto-immune disorders. Pursuant to a co-development agreement with the Royal Free and University College Medical School and a Canadian biotechnology company, we are developing DNA vector technologies which, based on pre-clinical research and early Phase I/II clinical trials, we believe are capable of elevating albumin levels in cancer and cirrhosis patients with hypo-albuminemia, a serious physiological disorder. We believe this has considerable market potential since low albumin levels are considered to be very dangerous consequences of many diseases, including cirrhosis and liver cancer. We are also currently working on a gene marker that we believe, based on research work done to date, will enable clinicians to identify the location of DNA transferred during gene therapy. Although our gene marker product is currently in the pre-clinical development stage, we expect that it will have a relatively short development cycle and we anticipates that, subject to applicable regulatory approval, the product will be suitable for market distribution by 2002. In addition, we are conducting pre-clinical research on a product that may have the ability to cause tumor regression by enhancing and stimulating CD-4 and CD-8 lymphocytes, the body's natural immune cells.

     Cell Differentiation Technology
     We acquired a license to develop three distinct groups of compounds that we believe could play an important role in controlling the rate of growth of cancer cells. The first compound is a synthetic analog of a drug derived from a naturally grown plant, which has been widely tested for a variety of clinical indications. The results of this testing have been published in the medical literature. In particular, the drug has shown efficacy against certain cancers by, it is believed, preventing cell division and promoting cell differentiation.

     We plan to develop more potent analogs of Oncostat, the name we have given to the lead drug in this class of cytostatic agents, and to study their role in the process of cell differentiation and the prevention of the spread of cancer cells. The first compound derived from this technology is currently approved for a Phase I clinical trial at a leading U.K. cancer center.

     Retinoic Acid Metabolizing Enzyme Blocker (RAMBA). We plan to develop a group of compounds that block retinoic acid (RA) metabolizing enzymes. RA helps to regulate cell differentiation, a crucial factor in preventing normal cells from transforming into cancer cells. By blocking the enzyme that breaks down RA, there is a buildup of natural RA within the cell. This represents a novel approach to preventing or decreasing the malignant transformation of cells.

     RA supports cellular growth and differentiation and has been shown to reverse the malignant expression of many cancer cell lines. Synthetic retinoids have been used in the treatment of oral leukoplakia and head and neck cancers, but they can produce significant toxicity. Also, the exogenous administration of RA or synthetic retinoids can result in lowered RA levels in the cell because of the induction of the RA metabolizing enzymes. Furthermore, these enzymes are highly induced by RA in certain cancer lines. The technology to be developed by us will inhibit the metabolizing enzymes, thereby leading to the "natural" buildup of RA within the cell.

     The compounds have been extensively tested in the laboratory and we expect to be in clinical trials with the lead compounds within 18-24 months.

     17a Hydrogy Steroid Dehydrogenase Inhibitor. We have also acquired a license to develop a group of compounds that control cell growth and differentiation by effectively blocking an important step in hormone synthesis. A key feature of these compounds is that they are non-steroidal inhibitors of an important enzyme (17a hydroxysteroid dehydrogenase) involved in the production of testosterone and estrogen. Prostate cancer is controlled, at least in the early stages, by androgens and the blockade of these hormones is an essential part of treating this particular cancer. Potent steroidal inhibitors are available, but there are few, if any, non-steroidal compounds reported. The advantage of non-steroidal inhibitors is that they are unlikely to possess "hormonal" activity, unlike some of the steroidal compounds in current usage. The compounds have been extensively tested in the laboratory, and we expect to be in clinical trials with the lead compounds within 18 months.

     If clinical trials are successful, the products developed from this technology will enhance our product portfolio and could provide a range of drugs for the disease management of prostate cancer.

Animal Health Products
     We also have one animal health product at market and are establishing a separate division to market this product. The animal healthcare market is a multi-billion dollar market (as demonstrated by sales of Pfizer, Eli Lilly, Bristol Myers Squibb, etc.) and we intend to exploit the value of our products in the veterinary field. This business segment is not a part of our core business and will be managed separately from our core human pharmaceuticals business.


Ilex Agreement
     We entered into a Co-Development Agreement with Ilex Oncology, Inc. ("Ilex") on March 9, 2001 for the development of clofarabine. Under the terms of development agreement, Ilex is required to pay all development costs in the United States and 50% of approved European development costs. Ilex is responsible for conducting all clinical trials and the filing and prosecution of applications with applicable regulatory authorities in the United States and Canada, while we retain those obligations for other jurisdictions. We, rather than Ilex, retained the manufacturing and distribution rights in Europe and elsewhere in the world (other than Japan and Southeast Asia, the two market areas where we did not obtain rights from Southern Research Institute) We have agreed to pay Ilex a royalty on sales outside the U.S., Ilex, which has U.S. and Canada distribution rights, will pay us a royalty on sales in the U.S. and Canada. In addition, we are entitled to certain milestone payments.
We believe that the co-development agreement will expedite the process of getting our second lead product to market at minimal
cost to us.   We also granted Ilex an option to purchase $1
million of Common Stock after completion of the pivotal Phase II clinical trial, and Ilex has an additional option to purchase $2 million of Common Stock after the filing of a new drug application in the United States for the use of clofarabine in the treatment of lymphocytic leukemia. The exercise price per share for each option is determined by a formula based on market prices around the date of exercise. Under the co-development agreement, Ilex also pays royalties to Southern Research Institute based on certain milestones. We continue to pay royalties to Southern Research Institute in respect to clofarabine.


Patents and Proprietary Rights

     Our success will depend, in part, upon our ability to obtain and enforce protection for our products under United States and foreign patent laws and other intellectual property laws, preserve the confidentiality of our trade secrets and operate without infringing the proprietary rights of third parties. Our policy is to file patent applications in the United States and/or foreign jurisdictions to protect technology, inventions and improvements to our inventions that are considered important to the development of our business. We will also rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop a competitive position.

     Through our current license agreements, we have acquired the right to utilize the technology covered by five issued patents and six patent applications, as well as additional intellectual property and know-how that could be the subject of further patent applications in the future. We evaluate the desirability of seeking patent or other forms of protection for our products in foreign markets based on the expected costs and relative benefits of attaining this protection. There can be no assurance that any patents will be issued from any applications or that any issued patents will afford adequate protection to us. Further, there can be no assurance that any issued patents will not be challenged, invalidated, infringed or circumvented or that any rights granted thereunder will provide competitive advantages to us. Parties not affiliated with us have obtained or may obtain United States or foreign patents or possess or may possess proprietary rights relating to our products. There can be no assurance that patents now in existence or hereafter issued to others will not adversely affect the development or commercialization of our products or that our planned activities will not infringe patents owned by others.

     We could incur substantial costs in defending ourselves in infringement suits brought against us or any of our licensors or in asserting any infringement claims that we may have against others. We could also incur substantial costs in connection with any suits relating to matters for which we have agreed to indemnify our licensors or distributors. An adverse outcome in any litigation could have a material adverse effect on our business and prospects. In addition, we could be required to obtain licenses under patents or other proprietary rights of third parties. No assurance can be given that any of these licenses would be made available on terms acceptable to us, or at all. If we are required to, and do not obtain any required licenses, we could be prevented from, or encounter delays in, developing, manufacturing or marketing one or more of our products.

     We also rely upon trade secret protection for our confidential and proprietary information. There can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose this technology or that we can meaningfully protect our trade secrets.

     It is our policy to require our employees, consultants, members of the Scientific Advisory Board and parties to collaborative agreements to execute confidentiality agreements upon the commencement of employment or consulting relationships or a collaboration with us. These agreements provide that all confidential information developed or made known during the course of the relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees, the agreements provide that all inventions resulting from work performed for us, utilizing our property or relating to our business and conceived or completed by the individual during employment shall be our exclusive property to the extent permitted by applicable law.


Sales and Marketing
     We intend to seek strategic marketing and distribution partners to assist with the commercialization of our products.
We intend to establish a dedicated oncology sales force in North America and certain countries in Europe, and license products to commercial partners for the marketing, sale and distribution of our products in other international markets. As of the date of this Memorandum, we have one such arrangement in place with Ilex for the co-development and marketing of clofarabine. To market any of our products directly, we intend to develop a marketing and sales force with technical expertise and distribution capability or contract with other pharmaceutical and/or health care companies with distribution systems and direct sales forces.

     We intend to establish sales operations in the United Kingdom during late 2001/2002 and in the United States, Italy, France and Germany during late 2002/2003, (and to rely on joint marketing arrangements and commercial partners for the marketing, sale and distribution of its products in other parts of the European Union). We believe that a strong, dedicated sales forces in North America and Europe will provide us with significant marketing advantages in each of these markets. We intend to establish initially a sales force of five people in the United Kingdom and 25 in the United States, plus an appropriate management and administrative infra-structure. Our sales force and infra-structure will be expanded in accordance with the growth of sales, the introduction of new products and the entry in to other territories.


     Our marketing policy will target the two key audiences for our products - doctors and patients. Medical education will be a priority, with the use of peer-opinion leaders, clinical trials at major centers, satellite symposia and conferences, product advertising in specific scientific journals and trained sales personnel. Patient education is carefully controlled and is important to our marketing approach. Patent education is particularly important because Modrenal , our first product for which we have obtained regulatory approval (in the United Kingdom) for marketing for use in a type of cancer treatment, is effective for patients with breast cancer, one of the most common cancers in women. In particular, the drug is approved as follow-on treatment for patients who have previously responded to hormonal therapy. This is a large market and, based on the current world sales of the major hormonal treatments - SERM's and
aromatase inhibitors   we expect trilostane is targeted at a
market which currently experiences sales in excess of $1.8 billion annually worldwide.

      If the trials of trilostane in prostate cancer prove successful, we anticipate that we will have a drug for treating a cancer found in 180,000 men each year in the United States. We will work with patient help groups, inform the lay public through consumer journals and television.

Manufacturing
     We do not have and do not intend to establish any internal product testing, manufacturing or distribution capabilities. Our strategy is to enter into collaborative arrangements with other companies for the clinical testing, manufacture and distribution of its products; however, as of the date of this Memorandum, we had only one agreement with M.D. Anderson for the clinical testing of products and technologies. These collaborators are generally expected to be responsible for funding or reimbursing all or a portion of the development costs, including the costs of clinical testing necessary to obtain regulatory clearances and for commercial-scale manufacturing, in exchange for exclusive or semi-exclusive rights to market specific products in particular geographic territories. Manufacturers of our products will be subject to cGMP prescribed by the FDA or other rules and regulations prescribed by foreign regulatory authorities.

Research and Development
     In developing new products, we consider a variety of factors including: (i) existing or potential marketing opportunities for these products; (ii) our capability to arrange for the manufacture of these products on a commercial scale; (iii) whether these products complement our existing products; (iv) the opportunities to leverage these products with the development of additional products; and (v) the ability to develop co-marketing relationships with pharmaceutical and/or other companies with respect to the products. We intend to fund future research and development activities at a number of medical and scientific centers in Europe and the United States. Costs related to these activities are expected to include: clinical trial expenses; drug production costs; salaries and benefits of scientific, clinical and other personnel; patent protection costs; analytical and other testing costs; professional fees; and insurance and other administrative expenses. We currently have six employees that are involved in research and development activities.

Governmental Regulation
     Regulation in General. Virtually all aspects of our business are regulated by federal and state statutes and governmental agencies in the United States and other countries. Failure to comply with applicable statutes and government regulations could have a material adverse effect on our business and prospects. The development, testing, manufacturing, processing, quality, safety, efficacy, packaging, labeling, record-keeping, distribution, storage and advertising of pharmaceutical products, and disposal of waste products arising from these activities, are subject to regulation by one or more federal agencies. These activities are also regulated by similar state and local agencies and equivalent foreign authorities.

     FDA Regulation. All pharmaceutical manufacturers in the United States are subject to regulation by the FDA under the authority of the Federal Food, Drug, and Cosmetic Act. Under the Act, the federal government has extensive administrative and judicial enforcement powers over the activities of pharmaceutical manufacturers to ensure compliance with FDA regulations. Those powers include, but are not limited to the authority to:

     * initiate court action to seize unapproved or non-complying products;
     *    enjoin non-complying activities;
     * halt manufacturing operations that are not in compliance with current good manufacturing practices prescribed by the FDA;
     *    recall products which present a health risk; and
     *    seek civil monetary and criminal penalties.

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

     FDA Approval Process. We have a variety of products under development, including line extensions of existing products, re-formulations of existing products and new products. All "new drugs" must be the subject of an FDA-15 approved new drug application before they may be marketed in the United States. All generic equivalents to previously approved drugs or new dosage forms of existing drugs must be the subject of an FDA-approved abbreviated new drug application before they may by marketed in the United States. In both cases, the FDA has the authority to determine what testing procedures are appropriate for a particular product and, in some instances, has not published or otherwise identified guidelines as to the appropriate procedures. The FDA has the authority to withdraw existing new drug application and abbreviated application approvals and to review the regulatory status of products marketed under the enforcement policy. The FDA may require an approved new drug application or abbreviated application for any drug product marketed under the enforcement policy if new information reveals questions about the drug's safety or effectiveness. All drugs must be manufactured in conformity with current good manufacturing practices and drugs subject to an approved new drug application or abbreviated application must be manufactured, processed, packaged, held and labeled in accordance with information contained in the new drug application or abbreviated application.

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

     Abbreviated New Drug Application Process. FDA approval is required before a generic equivalent to a previously approved brand drug or new dosage form of an existing brand drug can be marketed. Approval to market these products in the United States may be obtained by submitting an abbreviated application to the FDA. When processing an abbreviated application, the FDA waives the requirement of conducting complete clinical studies, although it may require bioavailability and/or bioequivalence studies. Bioavailability indicates the rate and extent of absorption and levels of concentration of a drug product in the blood stream needed to produce a therapeutic effect. Bioequivalence compares the bioavailability of one drug product with another, and when established, indicates that the rate of absorption and levels of concentration of a generic drug in the body are substantially equivalent to the previously approved drug. An abbreviated application may be submitted for a drug on the basis that:

    *     it is bioequivalent to a previously listed drug;

    *     contains the same active ingredient;

    * has the same route of administration, dosage form and strength as the listed drug; and

    * otherwise complies with legal and regulatory requirements.

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

     Manufacturing Practices and Operations. Among the requirements for drug approval by the FDA is that the manufacturing procedures and operations of companies that manufacture products for us conform to current good manufacturing practices. The current good manufacturing practices regulations must be followed at all times during the manufacture, storage and distribution of pharmaceutical products. In complying with the standards set forth in the current good manufacturing practices regulations, these companies must continue to expend time, money and effort in the areas of production, quality control and record keeping to ensure full compliance.

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

     Controlled Substances. We may also market drugs which the government considers controlled substances, as defined in the federal Controlled Substances Act and similar state laws. These laws establish licensing, security and record keeping requirements administered by the Drug Enforcement Agency and similar state agencies, as well as quotas for the manufacture, purchase and sale of controlled substances. The Drug Enforcement Agency could limit or reduce the amount of controlled substances which we are permitted to market. We have not experienced sanctions or fines for non-compliance with these regulations, but no assurance can be given that any sanctions or fines would not have a material adverse effect on our business and prospects.

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

     Orphan Drug Designation. Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition. A disease or condition that affects populations of fewer than 200,000 people in the United States generally constitutes a rare disease or condition. Orphan drug designation must be requested before submitting a new drug application. After the FDA grants orphan drug designation, the generic identity of the therapeutic agent and its potential orphan use are publicized by the FDA. Under current law, orphan drug status is conferred upon the first company to receive FDA approval to market the designated drug for the designated indication. A new drug application also grants United States marketing exclusivity for a period of seven years following approval of the Orphan Drug Status, subject to certain limitations. Orphan drug designation does not convey any advantage in, or shorten the duration of, the FDA regulatory approval process. Although obtaining FDA approval to market a product with orphan drug status can be advantageous the scope of protection or the level of marketing exclusivity that is currently afforded by orphan drug status and marketing approval may not remain in effect in the future.

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

     However, Bioenvision's lead drug, Modrenal is approved in the UK for the treatment of post-menopausal patients with advanced breast cancer. In particular, the drug is approved as follow-on treatment for patients who have previously responded to hormonal therapy. This is a large but very competitive market and, based on the current world sales of the major hormonal treatments , trilostane is targeting a specific market worth in excess of $1.8 billion. In a sub-set analysis of the clinical trial data, patients with hormone sensitive breast cancer who had responded to one or more hormonal therapies were given trilostane upon relapse of the cancer. The response rate was above 40% in this group of patients, and as high as 55% in one of the trials. This compares to a response rate of about 30-35% with currently marketed aromatase inhibitors and approximately 25% with herceptin when these agents are given as second line therapy. Most of the patients in the sub-set had received tamoxifen as first-line therapy. Thus, trilostane given as follow-on treatment has a response rate in excess of those reported for the agents currently in use for second-line treatment in patients with tamoxifen refractory disease.

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

     We expect that our proposed products will compete on the basis of, among other things, safety, efficacy, reliability, price, quality of life factors (including the frequency and method of drug administration), marketing, distribution, reimbursement and effectiveness of intellectual property rights. We believe that our competitive success will be based partly on our ability to attract and retain scientific personnel, establish specialized research and development capabilities, gain access to manufacturing, marketing and distribution resources, secure licenses to external technologies and products, and obtain sufficient development capital. We intend to obtain many of these capabilities from pharmaceutical or biotechnology companies through collaborative or license arrangements. However, there is intense competition among early stage biotechnology firms to establish these arrangements. Our development products may not be of suitable potential market size or provide a compelling return on investment to attract other firms to commit resources to a collaboration. Even if collaborations can be established, there can be no assurance that we will secure financial terms that meet our commercial objectives.

     The following table lists some of our major competitors, their competing products, the indications for those products and the annual sales of the products based on reports published by those companies.

Company Name         Drug Name   Indication       Sales per annum
                                                   (in millions)
Bristol Myers Squib   Taxol     Breast Cancer
                                /Ovarian Cancer          $1,592
Aventis SA           Taxotere   Breast Cancer            $744
Astra Zeneca          Zoladex   Breast Cancer            $734
Astra Zeneca         Nolvadex
                   (Tamoxifen)  Breast Cancer            $576
Astra Zeneca          Casodex   Prostate Cancer          $433
Astra Zeneca          Arimidex  Breast Cancer            $156
Eli Lilly           Raloxifene  Breast Cancer            $521.5
Pharmacia            Camptosar  Colorectal Cancer        $441
Pharmacia            Ellence    Breast Cancer            $199
Glaxo Smithkline     Zofran     Cancer Pain Management   $416
Glaxo Smithkline   NavelbineNon Small Cell Lung Cancer   $43
Genentech            Rituxen    Leukemia                 $530.8
Genentech           Herceptin   Breast Cancer            $317.7
Alza Pharmaceuticals  Doxil     Ovarian Cancer           $82.4
Alza Pharmaceuticals  Ethyol    Head & Neck, Ovarian,
                                Non Small cell lung
                                cancer                   $48.4
Scheing Plough       Temodar    Brain                    $121
Schering Plough      Caelyx     Ovarian Cancer           N/a
Schering Plough      Ethyol     Head & Neck, Ovarian,
                                Non Small lung cancer    N/a
Schering Plough      Intron A   Melanoma                 N/a
Schering Plough      Euleyin    Prostate                 N/a
Schering Plough Total*                                   $2,015
----------------------
*Scheing Plough Total Oncology Division combines results with its Antiinfective division, and does not publish individual drug sales with the exception of Temodar.

Schering AG        Fludarabine  Leukemia                 $100
Scheing AG          Androcur    Prostate Cancer          $93
Schering AG          Bonefos    Malignant tumours        $26
Hoffman La Roche    Furtulon    Colon, Breast, Stomach   $200
Hoffman La Roche    Roferon A   Malignant Tumours        $153


Product Liability and Insurance
     We face exposure to product liability claims if the use of our technologies or products or those we license from third parties is alleged to have resulted in adverse effects in users thereof. Regulatory approval for commercial sale of our products does not mitigate product liability risks. We cannot be sure that the precautions taken by us will be sufficient to avoid significant product liability exposure. In addition, future product labeling may include disclosure of additional adverse effects, precautions and contraindications, which may adversely impact product sales. The pharmaceutical industry has experienced increasing difficulty in maintaining product liability insurance coverage at reasonable levels, and substantial increases in insurance premium costs in many cases have rendered coverage economically impractical. We cannot be sure that we will obtain an appropriate level of liability insurance coverage for our development and marketing program. Existing coverage may not be adequate as we further develop products. Adequate insurance coverage or indemnification by collaborative partners may not be available in the future in sufficient amounts, or at acceptable costs, if at all. To the extent that product liability insurance, if available, does not cover potential claims, we will be required to self-insure the risks associated with product liability claims. We currently self- insure against those risks. We carry no directors' and officers' insurance at this time.


Employees
     As of September 28, 2001, we had 9 full-time employees and 1 part-time employee, consisting of 1 sales and marketing employee, 5 research and development employees and 3 management and administration employees. None of our employees is represented by a labor union and we believe our relations with our employees are good.


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

     To date, we have incurred significant net losses, including net losses of $2,122,264 for the year ended June 30, 2001. At June 30, 2001, we had a deficit accumulated during the development stage of $5,808,651 and, since that date, we have continued to incur significant losses. We anticipate that we may continue to incur significant operating losses for the foreseeable future. We may never generate material revenues or achieve profitability and, if we do achieve profitability, we may not be able to maintain profitability.

We may fail to address risks we face as a developing business.
     We are prone to all of the risks inherent to the establishment of any new business venture. You should consider the likelihood of our future success to be highly speculative in light of our limited operating history, as well as the limited resources, problems, expenses, risks and complications frequently encountered by similarly situated companies. To address these risks, we must, among other things, maintain and increase our client base,

          implement and successfully execute our business and marketing strategy,

          continue to develop new products and upgrade our existing products,

          respond to industry and competitive developments,

          attract, retain, and motivate qualified personnel, and

          obtain and maintain adequate financing for our business.

We may not be successful in addressing these risks. If we are unable to do so, we may need to take a number of steps that would adversely affect us, such as delaying, scaling back or eliminating some of our research and development programs, relinquishing rights to certain technologies or products, or grant licenses to third parties to commercialize technologies or products that we would otherwise seek to develop. If we were to unable to address these challenges, our business prospects, financial condition and results of operations would be materially adversely affected.

     Our auditors have qualified their report on our financial statements with respect to our ability to continue as a going concern.

     The report of Grant Thornton LLP, our independent certified public accountants, with respect to our financial statements at and for the periods ended June 30, 2001, and the related notes, indicates that at the time of the report, we had recurring losses from operations, a working capital deficiency and a stockholders' deficiency. Accordingly, Grant Thornton LLP, our independent certified public accountants, indicated in their report that these matters raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from this uncertainty.

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

          failure to receive necessary regulatory approvals;

          inability to manufacture on a large or economically feasible scale;

          failure to achieve market acceptance; or

          preclusion from commercialization by proprietary rights of third parties.

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

     Clinical trials for our products will be expensive and may be time consuming, and their outcome is uncertain, but we must incur substantial expenses that may not result in any viable products.

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

          inability to manufacture sufficient quantities of materials for use in clinical trials;

          slower than expected rate of patient recruitment or variability in the number and types of patients in a study;

          inability to adequately follow patients after treatment;

          unforeseen safety issues or side effects;

          lack of efficacy during the clinical trials; or

          government or regulatory delays.

We expect that the clinical development of clofarabine will be expedited by the involvement of Ilex, which has primary responsibility for clinical and regulatory work in the United States and Canada under our co-development agreement with Ilex. While there are target dates for completion, that agreement allows Ilex time to continue working beyond those dates under certain circumstances. If Ilex does not complete clinical and regulatory work expeditiously, or if it fails to do so at all, we will be adversely affected. If delays in completion constitute a breach by Ilex, then, at our discretion, the primary responsibility for completion would revert to us, and we may not have the financial, managerial or technical resources to complete such tasks in timely fashion or at all.

    Our industry is subject to extensive government regulation and our products require other regulatory approvals. The FDA and comparable regulatory agencies in state and local jurisdictions and in foreign countries impose substantial requirements upon the clinical development, manufacture and marketing of pharmaceutical products. These agencies and other federal, state and local entities regulate research and development activities and the testing, manufacture, quality control, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of our drug delivery products.

    The process required by the FDA under the new drug provisions of the Federal Food, Drug and Cosmetics Act before our products may be marketed in the United States generally involves the following:
          pre-clinical laboratory and animal tests, submission to the FDA of an investigational new drug application, or IND, which must become effective before clinical trials may begin, adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed pharmaceutical in our intended use, submission to the FDA of a new drug application, and FDA review and approval of the new drug application.

The testing and approval process requires substantial time, effort, and financial resources and we cannot be certain that any approval will be granted on a timely basis, if at all.

     Pre-clinical tests include laboratory evaluation of the product, its chemistry, formulation and stability, as well as animal studies to assess the potential safety and efficacy of the product. The results of the pre-clinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND, which must become effective before we may begin human clinical trials. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions about the conduct of the trials as outlined in the IND and imposes a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin. There is no certainty that pre-clinical trials will result in the submission of an IND or that submission of an IND will result in FDA authorization to commence clinical trials.

     Clinical trials involve the administration of the investigational product to human subjects under the supervision of a qualified principal investigator. Clinical trials are conducted in accordance with protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND. Further, each clinical study must be conducted under the auspices of an independent institutional review board at the institution where the study will be conducted. The institutional review board will consider, among other things, ethical factors, the safety of human subjects and the possible liability of the institution.

     Human clinical trials are typically conducted in three sequential phases which may overlap:

PHASE I: The drug is initially introduced into healthy human subjects or patients and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion.

PHASE II: Studies are conducted in a limited patient population to identify possible short term adverse effects and safety risks, to determine the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.

PHASE III: Phase III trials are undertaken to further evaluate clinical efficacy and to further test for safety in an expanded patient population, often at geographically dispersed clinical study sites. Phase III or IIb/III trials are often referred to as pivotal trials, as they are used for the final approval of a product.

    In the case of products for life-threatening diseases such as cancer, the initial human testing is often conducted in patients with disease rather than in healthy volunteers. Since these patients already have the targeted disease or condition, these studies may provide initial evidence of efficacy traditionally obtained in Phase II trials and so these trials are frequently referred to as Phase I/II trials. We cannot be certain that we will successfully complete Phase I, Phase II or Phase III testing of our product candidates within any specific time period, if at all. Furthermore, we, the FDA, the institutional review board or the sponsor may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

     The results of product development, pre-clinical studies and clinical studies are submitted to the FDA as part of a new drug application for approval of the marketing and commercial shipment of the product. The FDA may deny a new drug application if the applicable regulatory criteria are not satisfied or may require additional clinical data. Even if the additional data is submitted, the FDA may ultimately decide that the new drug application does not satisfy the criteria for approval. Once issued, the FDA may withdraw product approval if compliance with regulatory standards for production and distribution is not maintained or if safety problems occur after the product reaches the market. In addition, the FDA requires surveillance programs to monitor approved products which have been commercialized, and the agency has the power to require changes in labeling or to prevent further marketing of a product based on the results of these post-marketing programs.

     The FDA has a Fast Track program intended to facilitate the development and expedite the review of drugs that demonstrate the potential to address unmet medical needs for treatment of serious
or life-threatening conditions.   Under this program, if the FDA
determines from a preliminary evaluation of clinical data that a fast track product may be effective, the FDA can review portions of a new drug application for a Fast Track product before the entire application is complete, and undertakes to complete its review process within six months of the filing of the new drug
application.   The FDA approval of a Fast Track product can
include restrictions on the product's use or distribution such as permitting use only for specified medical procedures or limiting distribution to physicians or facilities with special training or expertise. The FDA may grant conditional approval of a product with Fast Track status and require additional clinical studies following approval.

     Satisfaction of FDA requirements or similar requirements of state, local and foreign regulatory agencies typically takes several years and the actual time required may vary substantially, based upon the type, complexity and novelty of the pharmaceutical product. Government regulation may delay or prevent marketing of potential products for a considerable period of time and impose costly procedures upon our activities.
Success in pre-clinical or early stage clinical trials does not assure success in later stage clinical trials. Data from pre-clinical and clinical activities is not always conclusive and may be susceptible to varying interpretations which could delay, limit or prevent regulatory approval. Even if a product receives regulatory approval, the approval may be significantly limited to specific indications. Further, even after the FDA approves a product, later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market.

     Any products manufactured or distribute under FDA clearances or approvals are subject to pervasive and continuing regulation by the FDA, including record-keeping requirements and reporting of adverse experiences with the products. Drug manufacturers and their subcontractors are required to register with the FDA and state agencies, and are subject to periodic unannounced inspections by the FDA and state agencies for compliance with good manufacturing practices, which impose procedural and documentation requirements upon manufacturers and their third party manufacturers.

     We are also subject to numerous other foreign, federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control, and disposal of hazardous or potentially hazardous substances. We may incur significant costs to comply with such laws and regulations now or in the future. In addition, we cannot predict what adverse governmental regulations may arise from future United States or foreign governmental action.

     We also are subject to foreign regulatory requirements governing human clinical trials and marketing approval for pharmaceutical products which we sell outside the United States. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country. Whether or not we obtain FDA approval, we must obtain approval of a product by the comparable regulatory authorities of foreign countries before manufacturing or marketing the product in those countries. The approval process varies from country to country and the time required for these approvals may differ substantially from that required for FDA approval. We cannot assure you that clinical trials conducted in one country will be accepted by other countries or that approval in one country will result in approval in any other country. For clinical trials conducted outside the United States, the clinical stages generally are comparable to the phases of clinical development established by the FDA. We may not be successful in receiving orphan drug status for our products or, if that status is obtained, fully enjoying the benefits of orphan drug status.

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

     Our business strategy involves obtaining orphan drug designation for certain of the oncology products we have under development. We do not know whether any of these products will receive an orphan drug designation. Orphan drug designation does not prevent other manufacturers from attempting to develop the same drug for the designated indication or from obtaining the approval of a new drug application for their drug prior to the approval of our new drug application. If another sponsor's new drug application for the same drug and the same indication is approved first, that sponsor is entitled to exclusive marketing rights if that sponsor has received orphan drug designation for its drug. In that case, the FDA would refrain from approving an application by us to market our competing product for seven years, subject to limitation. Competing products may not receive orphan drug designations and FDA marketing approval before the products under development by us.

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

     Our development agreement with Ilex may cause us to delay commercialization of clofarabine if Ilex does not perform as anticipated.

     If Ilex fails to meet its obligations under the co-development agreement, we could lose valuable time in developing clofarabine for commercialization. We do not anticipate that Ilex will fail to meet its obligations under the co-development agreement, but cannot provide assurance that it will meet these obligations. If this were to occur, it could have a material adverse effect on us, our development plan and our prospects.

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

     Our development strategy may involve entering into collaborative arrangements with one or more generic drug manufacturers to add generic oncology products to our marketing portfolio. We and our collaborative partners may not be able to consistently bring these products to market quickly and efficiently or at all. Our success in this area depends on our and our collaborative partners' ability to anticipate which branded pharmaceuticals are about to come off patent and thus permit us and our collaborative partners to develop, manufacture and market equivalent generic pharmaceutical products. Generic pharmaceuticals must meet the same quality standards as branded pharmaceuticals, even though these equivalent pharmaceuticals are sold at prices which are significantly lower than that of branded pharmaceuticals. Generic products which third parties may develop may render our generic products noncompetitive or obsolete. An increase in competition in the sale of generic pharmaceutical products or our failure to bring these products to market before our competitors could have a material adverse effect on our business and prospects. Because many of our competitors have substantially greater capabilities and resources, they may be able to develop products before us or develop more effective products or market them more effectively. Because many of our competitors have substantially greater capabilities and resources, they may be able to develop products before us or develop more effective products than ours or market products more effectively than us.

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

          difficulty in establishing or managing distribution relationships;

          different standards for the development, use, packaging and marketing of our products and technologies;

          our inability to locate qualified local employees, partners, distributors and suppliers;

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

     As part of our growth strategy, we may seek to acquire or invest in complementary or competitive businesses, products or technologies. The process of integrating acquired assets into our operations may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for the ongoing development of our business. We may allocate a significant portion of our available working capital to finance all or a portion of the purchase price relating to possible acquisitions. Any future acquisition or investment opportunity may require us to obtain additional financing to complete the transaction. The anticipated benefits of any acquisitions may not be realized in a timely fashion or at all. In addition, future acquisitions by us could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, any of which could materially adversely affect our operating results and financial position. Acquisitions also involve other risks, including entering markets in which we have no or limited prior experience. We currently have no binding commitments or agreements with respect to any possible acquisitions or investments. We have limited experience in the field of animal health products.

     Our Company, our management and our advisors have limited experience in the field of animal health products. To date, our resources have been substantially dedicated to the research and development of products and technologies for use in humans. Our competitors have greater experience and resources and we may not be able to compete effectively in that business. Potential competitors in the United States and Europe are numerous and include animal food and healthcare companies, chemical and biotechnology companies, most of which have substantially greater capital resources, marketing experience, research and development staffs and facilities than us.

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


Item 2.  Description of Property

Facilities
     As of the date of this report we do not own any interest in real property. We currently lease approximately 250 square feet of office space at our financial advisor at Suite 1600, One Rockefeller Plaza, New York, New York 10020 for our principal executive offices for $4,000 per month. We also rent 250 square feet of office space at 32 Haymarket, London SW1Y 4TP for GBP3,000 per month. These offices spaces is used by management and administration. To date, most of our drug development programs have been conducted at scientific institutions around the world. It is our policy to continue development at leading scientific institutions in the United States and Europe. We intend to lease facilities that will serve as our corporate headquarters in the United States upon completion of a private financing. These facilities will be the center for all of our administrative and marketing functions in the United States. We do not plan to conduct laboratory research in such facilities in the near future, but, rather, will conduct research through collaborative arrangements with SRI, M.D. Anderson and others.


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

                                          High         Low
Fiscal Year Ended June 30, 2000
First Quarter*                           $8.25        $4.00
Second Quarter*                          $8.00        $6.00
Third Quarter                            $9.00        $6.25
Fourth Quarter                           $8.00        $5.00

Fiscal Year Ended June 30, 2001
First Quarter                            $4.25        $2.50
Second Quarter                           $4.00        $1.50
Third Quarter                           $2.625       $0.875
Fourth Quarter                           $2.45        $0.82

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

     On September 28, 2001, Bioenvision had 266 stockholders of record.

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


Recent Sales of Unregistered Securities
     In November 2000 Bioenvision issued 272,500 shares of common stock at $1.00 per share to various consultants for work performed for and our behalf. The shares were issued to Andrew Turner (112,500), David Chester (112,500), and Shane Sutton (47,500). The issuance of these shares was exempt from registration under Regulation S under the Securities Act or
Section 4(2) of the Securities Act.

     In March 2001, we entered into the Co-Development Agreement with Ilex, pursuant to which Ilex will have a thirty-day option to purchase $1 million of our common stock upon completion by Ilex of the pivotal Phase II clinical trial of clofarabine, and an additional 30 day option to purchase $2 million of our common stock after the filing by Ilex of a new drug application in the United States for the use of clofarabine in the treatment of lymphocytic leukemia. The exercise price per share for each option is based upon the average market price of our common stock at the time of exercise.

     In April 2001, Bioenvision issued 4,304,444 options at an exercise price of $1.25 per option share. The terms of the options are that each option can be exercised after 30th April 2001 for a period of three years, whereby the options will no longer be able to be exercised after 30th April 2004 unless otherwise agreed with us.

     Of these options, 2,200,000 were issued to the following members of our management:

     Christopher Wood    1,500,000 options
     Stuart Smith        500,000 options
     Thomas Nelson       200,000 options

The issuance of these options was exempt from registration under
Section 4(2) of the Securities Act with respect to the optionees.

     In addition, 1,454,444 options were issued to Bioacclerate Ltd in consideration for Bioacclerate amending certain provisions of its investment agreement. Those issuances of options were exempt from registration under Regulation S under the Securities Act or Section 4(2) of the Securities Act.


     Also, we granted to Phoenix Ventures 500,000 options to purchase shares of our common stock at an exercise price of $1.25 per share. The options were issued in connection with a credit facility made available to us by Glen Investments Limited, a Jersey (Channel Islands) corporation wholly owned by Kevin R. Leech, a U.K. citizen and one of our shareholders, which facility was terminated in August 2001. The options expire in April 2004 and are immediately vested. That issuance of options were exempt from registration under Regulation S under the Securities Act or
Section 4(2) of the Securities Act.

     In addition, we granted 150,000 options to purchase shares of our common stock at an exercise price of $1.25 per share. The options were issued to two consultants in exchange for certain services rendered. The options expire in April 2004 and are immediately vested. Those issuances of options were exempt from registration under Regulation S under the Securities Act or
Section 4(2) of the Securities Act.

     In August 2001 we issued 208,333 shares of common stock at the rate of $1.25 per share as follows: Christopher Wood 98,684 shares; Thomas Nelson, 27,412 shares; and Stuart Smith, 82,237 shares. That issuance of shares was exempt from registration under Section 4(2) of the Securities Act. Those issuances of shares were exempt from registration under Section 4(2) of the Securities Act.


Item 6.  Management's Discussion and Analysis or Plan of
Operation

Overview
     Bioenvision is an emerging biopharmaceutical company. Our primary business focus is the acquisition, development and distribution of drugs to treat cancer. Our two lead drugs are Modrenal , which is our first product to receive regulatory approval (in the United Kingdom) for marketing for breast cancer treatment, and clofarabine, which is currently in Phase II clinical trials under our recently executed co-development agreement with Ilex Oncology, Inc. (NASDAQ NM: ILXO) ("Ilex"). We have made solid progress in developing our product portfolio over the past 12 months. We have continued to incur losses during this development stage. Our management believes that we have the opportunity to become a leading oncology-focused pharmaceutical company in the next five years if we successfully market and distribute those two lead drugs. We anticipate that revenues derived from the two lead drugs will permit us to further develop the 12 other products currently in our development portfolio. We currently plan to have as many as 12 products at market by the end of 2006.

   We have obtained regulatory approvals in the United Kingdom to market our first product, Modrenal , for the treatment of post-menopausal breast cancer. We plan to commence marketing Modrenal in the United Kingdom by late 2001/2002. Modrenal has a unique and previously unrecognized mode of action and is the first drug in a new class of agents that modulates hormone binding to the
newly-described "second" estrogen receptor, ER .   We intend to
seek regulatory approval for Modrenal in the United States as a second line therapy for hormone sensitive breast cancers. We believe that the potential market for Modrenal , based upon the sales of currently available drugs for hormonal therapy for breast cancers, is in excess of $1.8 billion of sales per anum worldwide. The results of extensive clinical trails to date with Modrenal show that it is at least as effective in second line treatment of advanced breast cancer as the currently available hormonal treatments, such as the SERM's and aromatase inhibitors, and more effective than these agents in certain specific patient types, such as those who have become tamoxifen-refractory. Furthermore, our management currently intends to price Modrenal in such a way as to make treatment with Modrenal compare very favorably, on a price basis, with the cost of treatment with the existing drugs used for second line therapy. We believe that this should result in cost benefits for physicians, patients and health-care systems.

     Modrenal has other applications as well. We expect to commence marketing Modrenal in other European countries for the treatment of Cushing's disease in the second quarter of 2002, and in the United States for the treatment of Cushing's disease in the third quarter of 2002, subject to obtaining the necessary regulatory approvals.

     Our second lead product is clofarabine, which we believe, based on third party studies conducted to date, may be effective in the treatment of leukemia and lymphoma. To expedite the commercialization of our second lead product, clofarabine, we have recently entered into a co-development agreement with Ilex. We believe that our two initial lead products have the following competitive advantages over existing products at market:


    We have had discussions with potential product co-development partners over the past year and plan to continue to explore the possibilities for co-development and sub-licensing in order to implement our development plans. On September 6th, 2001 we appointed SG Cowen as our investment bankers to assist us in finding suitable co-development partners for our products. Based on initial indications of interest, we expect to enter into a co-development agreement for at least one of our products within the next few months, although there can be no assurances that any such agreement will be reached, and were are not engaged in any specific negotiations at this time.

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

          commercialize our existing products;

          complete development of products presently in our pipeline and obtain necessary regulatory approvals for use;

          implement and successfully execute our business and marketing strategy to commercialize products;

          establish and maintain our client base;

          continue to develop new products and upgrade our existing products;

          respond to industry and competitive developments; and

          attract, retain, and motivate qualified personnel.

     We may not be successful in addressing these risks. If we are unable to do so, our business prospects, financial condition and results of operations would be materially adversely affected. The likelihood of our success must be considered in light of the development cycles of new pharmaceutical products and technologies and the competitive and regulatory environment in which we operate.

     We have initial payment from Ilex Oncology of $1,350,000 which became non-refundable in March 2001 upon execution of our agreement with Ilex to co develop clofarabine. That sum will be recognized as income for accounting purposes on a straight line basis over the period from March 2001, when the payment was received, through December 31, 2002, when Ilex is scheduled to complete Phase II trials of clofarabine and make another payment to us. A total of $245,455 of that payment was recognized as contract revenue in our fiscal year ended June 30, 2001. We are currently engaged in a private placement to selected accredited investors in an effort to obtain a minimum investment of $2.5 million and a maximum of $10 million. We believe that we need to obtain approximately $2.5 million in order to continue our development strategy as currently planned over the next 12 months, but we anticipate requiring the aggregate sum of approximately $5 million in order to continue our development strategy as currently planned over the next 12 months and also to have sufficient funds available to commence marketing Modrenal. We are currently relying on a $1 million line of credit from Jano Holdings Limited, which has been made available to us through September 2002, to fund continuing operations. However, if we are unable to obtain the contemplated additional financing in the near future, or obtain all of the additional funds we are seeking, our development strategy would be delayed and our marketing campaign for Modrenal would be curtailed or delayed as we would then seek to reduce our rate of expenditure. In either case, our condition, financial and otherwise, business and prospects will be materially adversely affected.


Results of Operations
     We have acquired development and marketing rights to a portfolio of four platform technologies developed over the past fifteen years, from which a range of products have been derived and additional products may be developed in the future. Although we intend to commence marketing our lead product, Modrefen , and to continue developing our existing platform technologies and commercializing products derived from such technologies, a key element of our business strategy is to continue to acquire, obtain licenses for, and develop new technologies and products that we believe offer unique market opportunities and/or complement our existing product lines. Once a product or technology has been launched into the market for a particular disease indication, we plan to work with numerous collaborators, both pharmaceutical and clinical, in the oncology community to extend the permitted uses of the product to other indications.
In order to market our products effectively, we intend to develop marketing alliances with strategic partners and may co-promote and/or co-market in certain territories. We believe that we need to obtain approximately $2.5 million in order to continue our development strategy as currently planned over the next 12 months, but we anticipate requiring the aggregate sum of approximately $5 million in order to continue our development strategy as currently planned over the next 12 months and also to have sufficient funds available to commence marketing Modrenal . That marketing effort will involve a concentrated marketing campaign and the establishment of a niche sales force. We are currently relying on a line of credit from Jano Holdings Limited to fund continuing operations. However, if we are unable to obtain the contemplated additional financing in the near future, or obtain all of the funds we are seeking, our development strategy would be delayed and our marketing campaign for Modrenal would be curtailed or delayed as we would then seek to reduce our rate of expenditure. In either case, our condition, financial and otherwise, business and prospects will be materially adversely affected.

     We have initial payment from Ilex of $1,350,000 which became non-refundable in March 2001 upon execution of our agreement with Ilex to co develop clofarabine. That sum will be recognized as income for accounting purposes on a straight line basis over the period from March 2001, when the payment was received, through December 31, 2002, when Ilex is scheduled to complete Phase II trials of clofarabine and make another payment to us. A total of $245,455 of that payment was recognized as contract revenue in our fiscal year ended June 30, 2001. We had no revenues in the fiscal year ended June 30, 2000.

    Research and development costs increased to $1,565,908 in the fiscal year ended June 30, 2001, from $984,460 in the year ended June 30, 2000. The increase in research and development costs is a result of our increasing our research activities during our fiscal year ended June 30, 2001 as we increased the pace of development of our products portfolio. General and administrative expenses totaled $550,215 in the year ended June 30, 2001, as compared with $486,627 in the year ended June 30, 2000. General and administrative expenses were comprised primarily of charges related to legal fees, accounting fees, investor relations and rent. Depreciation and amortization expense totaled $22,809 in the fiscal year ended June 30, 2001, as compared with $11,664 in the fiscal year ended June 30, 2000. Interest and finance charges totaled $228,787 in the fiscal year ended June 30, 2001, as compared with $12,778 in the fiscal year ended June 30, 2000. The majority of interest and finance charges relates to costs associated with the issuance of stock options related to our credit facility with Glen Investments Limited, a Jersey (Channel Islands) corporation wholly owned by Kevin R. Leech, a U.K. citizen and one of our shareholders, which facility was terminated in August 2001. Reference is made to footnote 8 to our consolidated financial statements in Item 7 hereto, which consolidated financial statements are presented beginning at page F-1, for further details.

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

     To date, we have incurred significant net losses, including net losses of $1,495,509 for the fiscal year ended June 30, 2000 and net losses of $2,122,264 for the fiscal year ended June 30, 2001. We had an accumulated deficit of $3,686,387 at June 30, 2000 and $5,808,651 at June 30, 2001 and, since that date, we have continued to incur significant losses. We anticipate that we may continue to incur significant operating losses for the foreseeable future. There can be no assurance as to whether or when we will generate material revenues or achieve profitable operations. Our independent certified public accountants have indicated in their report on our financial statements that certain factors raise substantial doubt about our ability to continue as a going concern.

     Based on our operating plan, we are seeking arrangements for long-term funding through additional capital raising activities, including one or more offerings of equity and/or debt through private placements and/or public offerings. We are currently engaged in a private placement to selected accredited investors in an effort to obtain a minimum investment of $2.5 million and a maximum of $10 million. We believe that we need to obtain approximately $2.5 million in order to continue our development strategy as currently planned over the next 12 months, but we anticipate requiring the aggregate sum of approximately $5 million in order to continue our development strategy as currently planned over the next 12 months and also to have sufficient funds available to commence marketing Modrenal . We are also actively seeking strategic alliances in order to develop and market its range of products. In August 2001, we obtained a $1 million unsecured line of credit facility from Jano Holdings Limited, which bears interest at 8% per annum, which we can draw upon, subject to the terms and conditions of the facility, through September 2002. In addition, our officers have agreed to defer salaries, and our former outside counsel have agreed to defer certain fees, until we have obtained sufficient long-term funding. Deferred salaries and fees amounted to approximately $1,031,698 at June 30, 2001. Our officers agreed to convert $910,681 of the outstanding deferred salaries into shares of our common stock. The shares were not issued as of June 30, 2001; accordingly the entire amount is reported as a non-current liability on our consolidated balance sheet as at June 30, 2001. However, if we are unable to obtain the contemplated additional financing in the near future, or obtain all of the funds we are seeking, our development strategy would be delayed and our marketing campaign for Modrenal would be curtailed or delayed as we would then seek to reduce our rate of expenditure. In either case, our condition, financial and otherwise, business, operations and prospects will be materially adversely affected. In any case, we may require additional financing within this time frame due to unanticipated changes in economic conditions or other unforeseen circumstances. In the event our plans change or our assumptions change or prove to be inaccurate, we could be required to seek additional financing sooner than currently anticipated. Any additional financing may not, however, be available to us when needed on commercially reasonable terms, or at all. If this were to occur, our condition, financial and otherwise, business, operations and prospects would be materially and adversely affected.

Item 7.  Financial Statements
     The consolidated financial statements of Bioenvision, Inc.
and its subsidiaries including the notes thereto, together with the report thereon is presented beginning at page F-1.


Item 8.  Changes in and Disagreements with Accountants on

Accounting and Financial Disclosure
     On June 15, 2001, the Company received a letter from Ernst & Young LLP ("Ernst & Young") expressing its desire to resign as independent auditors of the Company. On June 16, 2001 and again on June 19, 2001, the Company's management had discussions with Ernst & Young asking them to reconsider their resignation. On June 20, 2001, the Company received a letter from Ernst & Young stating that it did not wish to reconsider its resignation.

     The reports of Ernst & Young on the Company's financial statements for the past two fiscal years did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles except that the report for the years ended June 30, 1999 and 2000 included a paragraph expressing substantial doubt as to the Company's ability to continue as a going concern.

     In connection with the audits of the Company's financial statements for each of the two fiscal years ended June 30, 2000 and in the subsequent interim period, there were no disagreements with Ernst & Young on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures which, if not resolved to the satisfaction of Ernst & Young, would have caused Ernst & Young to make reference to the matter in their report.

     On July 23, 2001, the Company, pursuant to authorization of its Board of Directors, engaged Grant Thornton LLP as its independent certified public accountants to audit the Company's financial statements for the year ended June 30, 2001. During the Company's two most recent fiscal years and any subsequent interim period prior to engaging the new accountants, the Company did not consult with the newly engaged accountants regarding any of the matters described in Regulation S-K Item 304(a)(2)(i) or
(ii).

                            PART III

Item 9.  Directors, Executive Officers, Promoters and Control
Persons; Compliance with Section 16(a) of the Exchange Act.

     Our executive officers, directors and other significant employees and their ages and positions are as follows:


Name of Individual          Age    Position with Bioenvision and
                                           Subsidiaries
------------------           --    -----------------------------
Christopher B. Wood, M.D.   55     Chairman of the Board and
                                   Chief Executive Officer
                                                 (1) (2) (3)
Thomas Scott Nelson         61     Chief Financial Officer and
                                   Director (1) (2) (3)

Stuart Smith, Ph.D.         36     Senior Vice President,
                                   Secretary and Director
                                                 (1) (2) (3)

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

     Under the terms of its investment agreement, as amended in April 2001, Bioaccelerate Ltd. has the right to nominate one member to our board of directors. Bioaccelerate Ltd. has not made any such nomination at this time.

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


Item 10. Executive Compensation

     The following table sets forth information for each of the fiscal years ended June 30, 2001, 2000 and 1999 concerning the compensation paid and awarded to all individuals serving as (a) our chief executive officer, (b) each of our four other most highly compensated executive officers (other than our chief executive officer) at the end of our fiscal year ended June 30, 2001 whose total annual salary and bonus exceeded $100,000 for these periods, and (c) up to two additional individuals, if any, for whom disclosure would have been provided pursuant to (b) except that the individual(s) were not serving as our executive officers at the end of our fiscal year ended June 30, 2001:

                           Summary Compensation Table
(a)          (b)       (c)      (d)      (e)       (f)       (g)
(h)    (i)
Name and                                Other   Restricted  Sec.
      All
Principal                              Annual     Stock  Underly.
LTIP  Other
Position    Year      Salary   Bonus   Compen.    Award   Options
Payouts Comp.

Christopher
Wood (3)    2001     180,000
            2000     180,000(1)
            1999     180,000(2)

Stuart      2001     150,000(1)
Smith(4)    2000     150,000(1)
            1999     150,000(2)

--------------------------

(1)  Salaries through January 4, 1999 were accrued by Eurobiotech
Group, Inc., a wholly-owned subsidiary of Bioenvision
(2)  Accrued by Eurobiotech Group.
(3)  On April 30, 2001, Mr. Wood was granted options for
1,500,000 shares of our common stock. The options are immediately exercisable and expire on April 30, 2004.
(4) On April 30, 2001, Mr. Smith was granted options for 500,000 shares of our common stock. The options are immediately exercisable and expire on April 30, 2004.


Stock Options
     Our Board of Directors adopted our 2001 Stock Option Plan effective on April 30, 2001. The purpose of the Plan is to increase the employees', advisors', consultants' and non-employee directors' proprietary interest in us and to align more closely their interests with the interests of our stockholders. The purpose of the Plan is also to enable us to attract and retain the services of experienced and highly qualified employees and non-employee directors.

     We reserved an aggregate of 4,854,544 shares of common stock for issuance pursuant to options granted under the 2001 Stock Option Plan. As of September 28, 2001 options to purchase an aggregate of 4,854,544 shares of our common stock have been granted under the 2001 Stock Option Plan. The Board of Directors or a committee of the Board of Directors (the Compensation Committee) will administer the Plan including, without limitation, the selection of the persons who will be granted options under the Plan, the type of options to be granted, the number of shares subject to each option and the option price.

     Options granted under the Plan may either be options qualifying as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, or options that do not so qualify (or are not intended to so qualify). Officers, directors and key employees of and consultants to us and our subsidiaries will be eligible to receive non-qualified options under the plan. Only our officers, directors and employees who are employed by us or by any of our subsidiaries as "common law employees" are eligible to receive incentive options. In addition, the Plan also allows for the inclusion of a "reload option" provision, which permits an eligible person to pay the exercise price of the option, and any withholding taxes that may be due on the exercise, with shares of common stock owned by the eligible person and to receive a new option to purchase shares of common stock equal in number to the tendered shares. Any incentive option granted under the Plan must provide for an exercise price of not less than 100% of the fair market value of the underlying shares on the date of such grant, but the exercise price of any incentive option granted to an eligible employee owning more than 10% of the total combined voting power of all classes of our common stock or the common stock of any of our subsidiary companies must be at least 110% of such fair market value as determined on the date of the grant.

     The term of each option and the manner in which it may be exercised is determined by the Board of Directors or a committee, provided that no incentive stock option may be exercisable more than 3 years after the date of its grant. The exercise price of non-qualified options shall be determined by the Board of Directors or a committee.

     The per share purchase price of shares subject to options granted under the Plan may be adjusted in the event of certain changes in our capitalization, but any such adjustment shall not change the total purchase price payable upon the exercise in full of options granted under the Plan.

     Incentive stock options are non-assignable and non-transferable, except by will or by the laws of descent and distribution and, during the lifetime of the optionee, may be exercised only by such optionee. Non-qualified options may be assignable to the optionee's spouse or children. If an optionee's employment is terminated for cause or without the approval of a committee of the Board of Directors (other than due to his death or disability), or if an optionee is not our employee but is a member of our Board of Directors and his service as a director is terminated for cause, the option granted will be immediately forfeited. If the optionee's employment is terminated for any other reason, option(s) granted to him may be exercised to the extent provided in the agreement pursuant to which the option(s) were granted; provided, however, that incentive stock options must be exercised no later than three months after the optionee's termination of employment (other than due to death) and, if the optionee is permanently and totally disabled within the meaning of Section 22(c)(3) of the Code, the incentive stock options granted to him lapse to the extent unexercised on the earlier of the expiration date of the option or one year following the date of the disability.

     The Board of Directors or a committee may amend, suspend or terminate the Plan at any time, except that no amendment will be made which:

           o increases the total number of shares subject to the Plan or changes the minimum purchase price therefor
     (except in either case in the event of adjustments due to changes in our capitalization);

           o without the consent of the optionee, affects outstanding options or any exercise right thereunder;

           o    extends the term of any option beyond ten years;
     or

           o    extends the termination date of the Plan.

     Unless the Plan is earlier suspended or terminated by the Board of Directors, the plan will terminate on the third anniversary of the Plan's adoption by the Board of Directors.
This termination of the Plan will not affect the validity of any options previously granted under the Plan.

     The following table sets forth information concerning option/SAR grants in our fiscal year ended June 30, 2001 to all individuals serving as (a) our chief executive officer, (b) each of our four other most highly compensated executive officers (other than our chief executive officer) at the end of our fiscal year ended June 30, 2001 whose total annual salary and bonus exceeded $100,000 for these periods, and (c) up to two additional individuals, if any, for whom disclosure would have been provided pursuant to (b) except that the individual(s) were not serving as our executive officers at the end of our fiscal year ended June 30, 2001:

             Option/SAR Grants in Last Fiscal Year
                       [Individual Grants]
Name           Number of securities Percent of total Exercise or
  Expiration
               Underlying           Options/SARs     base price
  Date
               options/SARs granted granted to        ($/Share)
               (#)                  employees in
                                    fiscal year
Christopher B
  Wood         1,500,000              63%              $1.25
April 30, 2004
               Option shares

Stuart Smith   500,000                21.2%            $1.25
April 30, 2004
               Option shares

There were no options/SARs exercised in our fiscal year ended
June 30, 2001 by the named executive officers.


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

     On January 1, 2000, we entered into an employment agreement with Stuart Smith under which he serves as Bioenvision's Executive Vice President. The initial term of Mr. Smith's employment agreement is two years, with automatic one-year extensions thereafter unless either party gives written notice to the contrary. Mr. Smith's agreement provides for an initial base salary of $150,000, a bonus as determined by the Board of Directors, life insurance benefits equal to his annual salary, health insurance and other benefits currently or in the future provided to key employees of Bioenvision. If Mr. Smith's employment is terminated for cause of if he terminates his employment for good reason, he will receive a lump sum payment in an amount equal to his then current annual base salary plus his average annual bonus for the preceding two years.

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


Item 11.  Security Ownership of Certain Beneficial Owners and
Management

     The following table sets forth certain information regarding ownership of our common stock, as of September 28, 2001 by each person known to us to own beneficially more than 5% of our outstanding common stock, by each person who is a director of Bioenvision, by each person listed in the Summary Compensation Table and by all directors and officers of Bioenvision as a group.

     The information contained in the table was furnished by the persons listed therein to our executive officers. The calculations of the percent of shares beneficially owned are based on 9,048,919 shares of common stock outstanding on September 28, 2001, at which time there also were outstanding, in addition, options for 4,854,544 shares of our common stock. Unless otherwise indicated below, to our knowledge, all persons and entities listed below have sole voting and investment power over their shares of Common Stock, except to the extent that individuals share authority with spouses under applicable law. Unless otherwise indicated, each entity or person listed below maintains a mailing address of c/o Bioenvision, Inc. 32 Haymarket, London SW1Y 4TP. The number of shares of common stock beneficially owned by each stockholder is determined in accordance with the rules of the Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder exercises sole or shared voting or investment power. The percentage ownership of the outstanding common stock, however, is based on the assumption, in accordance with the rules of the Commission, that only the person or entity whose ownership is being reported has converted options into shares of common stock; that is, shares underlying options are not included in calculations in the table below for any other purpose, including for the purpose of calculating the number of shares outstanding generally. The table below does not reflect the right of Ilex Oncology, Inc. to purchase from us $1.0 million of our common stock at the then applicable market price within 30 days of the completion of the Phase II trial, and an additional $2.0 million of our common stock at the then applicable market price within 30 days of submittal to the FDA of the NDA for clofarabine.

                      Beneficial Ownership       Current
Name and Address       of Common Stock      Percent of Class(1)

Christopher B. Wood (2)   3,800,000               35.8%

Kevin Leech (3) (9)       1,900,000               19.8

Lifescience Ventures
Limited(4)                  887,500                9.8

David Chester(5)            887,500                9.8

Bioaccelerate, Inc.(6)    2,181,816               20.7

Stuart Smith (7)            700,000                7.3

Thomas Nelson(8)            213,750                2.3

All Executive Officers and
Directors as a group (3
persons)                  5,213,750               45.4%


------------------

(1) Based on a total of 9,048,919 shares of Common Stock outstanding as of September 28, 2001, at which time there also were outstanding, in addition, options for 4,854,544 shares of our common stock.

(2)  Includes 318,750 shares of Common Stock owned by Julie Wood,
Dr. Wood's spouse, as to which Dr. Wood disclaims any beneficial interest, and 1,500,000 options which are exercisable at $1.25 for three years from April 30, 2001.

(3) These shares are owned of record by Phoenix Ventures, a Jersey trust, to the Company's knowledge, is wholly-owned by Kevin Leech.

(1) Lifescience Ventures is owned of record by a Gibraltar trust.

(2) These shares are owned of record by General Capital Limited, a Bermuda corporation which, to the Company's knowledge, is wholly-owned by David Chester, a private investor.

(3) Bioaccelerate, Inc. is a BVI corporation, owned of record by several private investors and includes options to acquire
1,454,544 shares of the Company's common stock which are exercisable at $1.25 per share for three years from April 30, 2001.

(4) Includes options to acquire 500,000 shares of the Company's common stock which are exercisable at $1.25 per share for three years from April 30, 2001.

(5) Includes options to acquire 100,000 shares of the Company's common stock which are exercisable at $1.25 per share for three years from April 30, 2001.

(6) Includes 500,000 options which are exerciseable at $1 per share for the benefit of Glen Investments Limited, a Channel
     Islands (Jersey) corporation which is wholly owned by Kevin
     Leech.


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

     In September 1998, Bioenvision granted options to Glen Investments Limited, a Jersey (Channel Islands) corporation wholly owned by Kevin R. Leech, a U.K. citizen, to purchase up to 500,000 shares of common stock at an exercise price of $1.00 per share in exchange for the agreement by Glen Investments to loan funds to Bioenvision on an as-needed basis based upon previously agreed budgets. Mr. Leech is a private investor who is also the sole owner of Phoenix Ventures Limited, a Guernsey (Channel Islands) corporation and the holder of approximately 19.8% of our outstanding shares of common stock. These options are presently exercisable.

     In November 2000 Bioenvision issued 272,500 shares of common stock at $1.00 per share to various consultants for work performed for and our behalf. The shares were issued to Andrew
Turner (112,500), David Chester (112,500), and Shane Sutton
(47,500).

     In April 2001, Bioenvision issued 4,154,444 options at an exercise price of $1.25. The terms of the options are that each option can be exercised after 30th April 2001 for a period of three years, whereby the options will no longer be able to be exercised after 30th April 2004 unless otherwise agreed with us.

     Of these options, management were issued the following options:

     Christopher Wood    1,500,000 options
     Stuart Smith        500,000 options
     Thomas Nelson       200,000 options

     In addition, 1,454,444 options were issued to Bioacclerate, Ltd, a BVI company, of Switzerland, in consideration for Bioacclerate amending certain provisions of its investment agreement. In April 2000, we received a $2,000,000 equity investment from Bioaccelerate in exchange for the issuance of 727,272 shares of our common stock at a price of $2.75 per share. The investment agreement, dated March 21, 2000, granted to Bioaccelerate the option to purchase two further tranches of 727,272 common shares each, also at a price of $2.75 per share, upon achievement of certain specified milestones, which have not yet been achieved. We entered into the superceding arrangement with Bioaccelerate on April 30, 2001, to replace the outstanding option and eliminate the additional options in exchange for the new three-year option to purchase 1,454,544 shares at $1.25 per share and amending certain other provisions of the investment agreement.

     Also, we granted to Phoenix Ventures 500,000 options to purchase shares of our common stock at an exercise price of $1.25 per share. The options were issued in connection with a credit facility made available to us by Glen Investments Limited, a Jersey (Channel Islands) corporation wholly owned by Kevin R. Leech, a U.K. citizen and one of our shareholders, which facility was terminated in August 2001.

     In August 2001 Bioenvision issued 208,333 shares at the rate of $1.25 per share as follows: Christopher Wood, 98,684 shares;
Thomas Nelson, 27,412 shares; and Stuart Smith, 82,237 shares.

     In August 2001, we obtained a $1 million line of credit facility, which expires in September 2002, from Jano Holdings
Limited, one of our shareholders.


Item 13.  Exhibits, List and Reports on Form 10-KSB.


Exhibit
Number     Description
-------    -----------

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

10.2      Co-Development Agreement between Bioheal, Ltd. and
          Christopher Wood dated May 19, 1998. (3)

10.3      Co-Development Agreement between Biomed (UK) Ltd. and
          EuroLifesciences, Ltd. dated May 20, 1998.(3)

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

10.9      License Agreement between Bioenvision, Inc. and
          University College Cardiff Consultants Limited dated
          June 21, 1999. (3)

10.10     Research Agreement between Bioenvision, Inc. and
          Cardiff University dated July 8, 1999.(3)

10.11     Employment agreement between Bioenvision, Inc. and
          Stuart Smith dated January 1, 2000. (4)

10.12     Employment Agreement between Bioenvision, Inc. and
          Christopher B. Wood, M.D. dated September 1,
          1999. (4)

10.13 Securities Purchase Agreement with Bioaccelerate Inc dated March 24, 2000. (4)

16.1      Letter from Ernst & Young LLP to the Securities and
          Exchange Commission (5)

21.1      Subsidiaries of the Registrant. (4)

_______________________
(1) Incorporated by reference and filed as an Exhibit to Registrant's Current Report on Form 8-K filed with the SEC on
January 12, 1999.
(2) Incorporated by reference and filed as an Exhibit to Registrant's Registration Statement on Form 10-12g filed with the
SEC on September 3, 1998.
(3) Incorporated by reference and filed as an Exhibit to Registrant's Form 10-KSB/A filed with the SEC on October 18,
1999.

(4) Incorporated by reference and filed as an Exhibit to Registrant's Form 10-KSB filed with the SEC on November 13, 2000.
(5) Incorporated by reference and filed as an Exhibit to Registrant's Form 8-K/A filed with the SEC on July 26, 2001.

 (b) Reports on Form 8-K.
     (i)  The Company filed a Current Report on Form 8-K with the
          SEC on June 26, 2001. The following items were reported in such 8-K:
          1. Item 4.  Change in Registrant's Certifying
                      Accountant.
          2. Item 7.  Financial Statements and Exhibits.
          (a) Letter from Ernst & Young LLP to the SEC (to be filed by amendment).

     (ii) The Company filed a Current Report on Form 8-K/A with the SEC on July 26, 2001. The following items were reported in such 8-K/A:
          1. Item 4.  Change in Registrant's Certifying
                      Accountant.
          2. Item 7.  Financial Statements and Exhibits.
         (a) Letter from Ernst & Young LLP to the SEC.

Bioenvision, Inc.
(a development stage company)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Certified Public Accountants        F-2

Consolidated Balance Sheet as of June 30, 2001            F-3

Consolidated Statements of Operations for years           F-4
ended June 30, 2001 and 2000 and period from August
16, 1996(inception) to June 30, 2001

Consolidated Statements of Stockholders Equity and        F-5
Deficit for the period from August 16, 1996(inception) through June 30, 2001

Consolidated Statements of Cash Flows for years ended     F-6
June 30, 2001 and 2000 and period from August 16, 1996
(inception) through June 30, 2001

Notes to Consolidated Financial Statements                F-7

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


   Board of Directors and Stockholders of
        Bioenvision, Inc.

   We have audited the accompanying consolidated balance sheet of Bioenvision, Inc. (a development stage Company) as of June 30, 2001, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year then ended and the 2001 amounts included in the cumulative period from August 16, 1996 (inception) through June 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

   We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bioenvision, Inc. and subsidiaries as of June 30, 2001, and the results of their operations and their cash flows for the year then ended and the 2001 amounts included in the cumulative period from August 16, 1996 (inception) through June 30, 2001 in conformity with accounting principles generally accepted in the United States of America.

   The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has sustained losses and negative cash flows from operations since inception, and the Company's ability to obtain future financing is uncertain. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments to the recoverability and classifications of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

   GRANT THORNTON LLP
   New York, New York
   October 11, 2001

Bioenvision, Inc.
(a development stage company)

CONSOLIDATED BALANCE SHEET

                                        June 30, 2001
ASSETS
Current assets:
     Deferred costs                $        337,500
                                        ------------

Total current assets                        337,500

Property, plant and equipment, net           18,097

Other assets:
     Intangible assets, net                  15,698
     Deferred costs                         184,091
     Deferred financing costs               207,500
                                        -------------
                                       $    762,885
                                        =============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Bank overdraft                     $   127,241
     Accounts payable                       785,134
     Other accrued liabilities              317,799
     Deferred revenue                       736,364
                                        -------------
Total current liabilities                 1,966,538

Long term liabilities:
     Deferred revenue                      368,182
     Officers' salaries                    910,681
                                        -------------
Total long term liabilities               1,278,863

Stockholders' deficit:
 Common stock, $0.001 par value               8,249
 Authorised:  25,000,000 shares
 Issued and outstanding 8,248,919
 Additional paid in capital               3,165,540
 Accumulated other comprehensive income     152,346
 Deficit accumulated during development
      stage                              (5,808,651)

Total stockholders' deficit              (2,482,516)
                                        -------------
                                         $  762,885
                                        =============

The accompanying footnotes are an integral part of these financial statements.

Bioenvision, Inc.
(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

                                        Year Ended  Year Ended   Period from
                                          June 30,    June 30,  Aug. 16, 1996
                                            2001       2000      (inception)
                                                                  Through
                                                                Jun. 30, 2001
                                      ---------------------------------------
Contract revenue                      $   245,455   $       -    $   280,971
                                      ------------  -----------  ------------

Costs and expenses:
 Research and development               1,565,908     984,460      2,714,618
 General and administrative               550,215     486,627      3,022,299
 Interest and finance charges             228,787      12,778        267,647
 Depreciation and amortization             22,809      11,644         85,058
                                      ------------  -----------  ------------
Total costs and expenses                2,367,719   1,495,509      6,089,622
                                      ------------  -----------  ------------
Net loss                             $(2,122,264) $(1,495,509)   $(5,808,651)
                                      ============  ===========  ============

Basic and diluted net loss per share      ($0.26)      ($0.20)


     Weighted average shares used
     in computing basic and diluted
     basic and diluted net loss per
     share                             8,121,255    7,430,965


The accompanying footnotes are an integral part of these financial statements.

Bioenvision, Inc.
(a development stage company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                            Deficit
                                          Accumulated   Accumulated     Total
                                  Addit'l    In the        Other   Stockholders'
                  Common  Stock   Paid in  Development  Comprehensive   Equity
                  Shares  Amount  Capital    Stage     Income (Loss)  (Deficit)
                  No.       $         $         $           $             $
                  -------------------------------------------------------------
Issuance at
inception         167,899    5,147        -           -          -      5,147
(August 1996)

Issuance of shares
in exchange for    97,348    2,894    26,041          -          -     28,935
cash in October
1996

Shares issued in
November 1996      71,429    4,780    43,027          -          -     47,807
in exchange for
services

Shares issued in
November 1996      21,428    1,433    10,027          -          -     11,460
in exchange for
cash


Shares issued in
January           271,039    3,622    32,579          -          -     36,201
1997 in exchange
for services

Surrender of
1,050,000 shares  (35,247)  (1,013)    1,013          -          -          -
shares of common
stock in January
1997

Shares issued in
April 1997      3,315,000        6         -          -          -          6
on the inception
of Biotechnology
& Healthcare
Ventures Ltd

Shares issued in
April 1997      1,375,000    9,833   158,049          -          -    167,882
on the Inception
of Eurobiotech
Group Inc.

Net loss for
the period              -        -         -    (117,697)        -   (117,697)

Foreign Currency
translation             -        -         -           -   (67,371)   (67,371)
adjustment for the
period                                                               ---------
Comprehensive loss
for the                 -        -         -           -         -   (185,068)
period         ---------------------------------------------------------------


Balance at 30
June 1997       5,283,896   26,702   270,736   (117,697)   (67,371)   112,370

Stock issued on
the acquisition   300,000        3         -          -          -          3
acquisition of
Biomed UK Ltd
in May 1998

Stock issued on
the acquisition   535,000        3         -          -         -           3
acquisition of
Bioheal Ltd in
May 1998

Net loss for
the year              -          -         - (1,259,826)        -  (1,259,826)

Foreign currency
translation           -          -         -          -    59,886      59,886
adjustment for
the year                                                           -----------

Comprehensive loss
for the               -          -         -          -        -   (1,199,940)
year           ---------------------------------------------------------------

Balance at
30 June 1998  6,118,896     26,708   270,736 (1,377,523)   (7,485) (1,087,564)

Shares issued
on the        1,125,000      1,212    25,199          -        -       26,411
purchase of
the minority
interest in
Eurobiotech
Group Inc. in
September 1998

Issuance of
shares in         5,250          5     9,263          -        -        9,268
exchange for
services in
April 1999

Net loss for the
year                 -           -         -   (813,355)        -    (813,555)

Foreign currency
translation          -           -         -          -    86,811      86,811
adjustment for
the year                                                            -----------

Comprehensive loss
for the              -           -         -          -         -    (726,544)
year            ---------------------------------------------------------------

Balance as at
30 June 1999 7,249,146      27,925   305,198 (2,190,878)   79,326  (1,778,429)

Shares issued
in March 2000  727,273         727 1,999,273          -         -   2,000,000
in exchange
for cash

Contribution of
rent                 -           -    28,665          -         -      28,665

Net loss for
the year             -           -         - (1,495,509)        -  (1,495,509)

Foreign Currency
translation          -           -         -          -    41,681      41,681
adjustment for
the year                                                           ------------

Comprehensive loss
for the              -           -         -          -         -  (1,453,828)
year            ---------------------------------------------------------------

Balance as at
30 June 2000 7,976,419      28,652 2,333,136 (3,686,387)  121,007  (1,203,592)

Adjustments to
par value at         -     (20,676)   20,676
beginning of year

Common stock
issued to      272,500         273   272,228          -         -     272,500
consultants

Compensation
related to                           124,500                          124,500
stock options
issued to non-
employees

Finance charge
related to                           415,000                          415,000
stock options
issued to
Phoenix Ventures

Net loss for
the year                                      (2,122,264)       -  (2,122,264)

Foreign currency
translation           -        -           -               31,339      31,339
                                                                  ------------
Total
Comprehensive loss                                                 (2,090,925)
              ----------------------------------------------------------------
Balance at
June 30, 2001 8,248,919   $8,249  $3,165,540 $(5,808,651)$152,346 $(2,482,516)
              ===============================================================

The accompanying footnotes are an integral part of these financial statements.

Bioenvision, Inc.
(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                        Year Ended  Year Ended   Period from
                                          June 30,    June 30,  Aug. 16, 1996
                                            2001       2000      (inception)
                                                                  through
                                                                Jun. 30, 2001
                                      ---------------------------------------

Cash flows from operating activities:
Net loss                              $(2,122,264)  $(1,495,509) $(5,808,651)


Adjustments to reconcile net loss to
   net cash used in operating activities:
Depreciation and amortization              22,809        11,644       85,058
Financing costs---non-cash                207,500                    207,500
Gain on sale of fixed assets                   --        (8,228)      (8,228)
Provision of free rent                         --        28,665       28,665
Compensation cost for options
   issued to non-employees                124,500                    124,500
Compensation cost for shares
   issued to non-employees                272,500                    365,776
Changes in assets and liabilities, net:
  Accounts receivable                      75,695       (78,649)     (11,750)
  Deferred costs                         (521,589)           --     (521,589)
  Deferred revenue                      1,104,545            --    1,104,545
  Accounts payable                       (268,405)     (412,080)     789,216
  Officers' salaries for equity
       conversion                         910,681                    910,681
  Other accrued expenses and liabilities   37,193            --       37,193
                                       -----------     ---------   ----------

Net cash used in operating activities    (156,835)   (1,954,157)  (2,697,084)

Cash flows from investing activities:
Capital expenditures, net                  (1,760)      (51,473)    (165,596)
Proceeds from sale of fixed assets, net        --        63,089       63,089
Purchase of intangible assets                 --             --      (24,500)
                                       -----------     ---------   ----------
Net cash (used in) provided by
   investing activities                    (1,760)       11,616     (127,007)

Cash flows from financing activities:
Bank overdraft                            127,241                    127,241
Proceeds from issuance of common stock         --     2,000,000    2,268,512
Other liabilities--related party                        (57,034)     292,317
                                       -----------     ---------   ----------
Net cash provided by
   financing activities                   127,241     1,942,966    2,688,070

Effect of exchange rate on cash            31,339          (426)     136,021
                                       -----------     ---------   ----------
Net decrease in cash and cash
   equivalents                                (15)           (1)           0

Cash and cash equivalents,
   beginning of period                         15            16            0
                                       -----------     ---------   ----------
Cash and cash equivalents,
   end of period                         $      0      $     15      $     0
                                       ============    ========== ==========
Supplemental disclosure of
cash flow information
Interest paid                             $21,287       $12,778     $119,295


The accompanying footnotes are an integral part of these financial statements.

Bioenvision, Inc.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization and significant accounting policies

Description of business

Bioenvision, Inc. ("Bioenvision" or the "Company") is a development stage, biopharmaceutical company primarily focused in the research and development of products and technologies for the treatment of cancer. The Company has acquired development and marketing rights to a portfolio of four platform technologies. These platforms have resulted in the development of the Company's two (2) leading products, Modrenal and clofarabine, as well as 12 other products which are in various stages of development.

The Company was incorporated as Express Finance, Inc. under the laws of the State of Delaware on August 16,1996, and changed its name to Ascot Group, Inc. in August 1998 and further to Bioenvision, Inc. in December 1998.

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

In July 1998, Old Bioenvision merged with Biotechnology & Healthcare Ventures, Limited, ('BHV') a development stage company involved in the research and development of products and technologies for the treatment of cancer. The transaction was accounted for as a reorganization of companies under common control in a manner similar to a pooling of interests as they had a common majority shareholder.

                               F-7
BHV acquired Bioheal Limited and Biomed UK Limited in May 1998, both of which are development stage companies involved in the research and development of products and technologies for the treatment of cancer. Both of the transactions were accounted for as purchases and the results of Biomed UK Limited and Bioheal Limited have been included in the financial statements of BHV from the date of acquisition.

Where mergers have been accounted for as reorganizations under common control in a manner similar to a pooling of interests, no fair value have been attributed to any tangible or intangible assets, including technology rights.


Operations to date and financing plans

The Company has incurred significant losses from operations and is not generating cash from operations. The Company also had a working capital deficit and stockholders' deficiency as of June 30, 2001 of $1,629,038 and $2,482,516, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Operations to date have been funded principally by equity capital and loans. The Company's ability to continue to develop and implement its business strategy depends on its ability to obtain additional capital. The Company plans to continue to fund its development expenses through additional capital raising activities, including one or more offerings of equity and/or debt through private placements and/or public offerings. The Company is also actively seeking strategic alliances in order to develop and market its range of products. In November 2000, the Company obtained a financing facility for up to $2 million, from a major shareholder, Kevin Leech, which would be available through November 30, 2001. The facility was terminated in August, 2001 and replaced by similar facility with Jano Holding (reference is made to Note 10, Subsequent events). In addition, the Company's officers and former outside counsel have agreed to defer salaries and certain fees, respectively, until sufficient long-term funding has been obtained by the Company. Deferred salaries and fees amounted to approximately $1,031,698 through June 30, 2001. The Company's officers agreed to accept shares in settlement of $910,681 of the outstanding accrued salaries. The shares were not yet issued as of June 30, 2001. At June 30,2001, the balance due officers of $121,017 is included in accrued liabilities in the accompanying balance sheet, $910,681 in long term liabilities.

The Company's management believes that the anticipated equity financing, the $1 million credit facility, and the deferral of the officers' salaries and of legal fees, will enable the Company to meet its cash requirements at least until June 30, 2002. However, if the additional equity funding does not occur as anticipated, the Company's management believes that the Company will be able to reduce its rate of expenditures in order to meet cash requirements at least until June 30, 2002; however, the Company's management believes that if there were to be any such reduction, the Company's development strategy would be delayed and the Company's marketing campaign for Modrenal would be curtailed or delayed. There can be no assurances that these plans will be successfully implemented.

Principles of consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.
Inter-company accounts and transactions have been eliminated.

Use of estimates
The preparation of financial statements in conformity with generally accepted accounting principles of the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of
revenues and expenses during the reporting period.   Actual
results could differ from those estimates, and such differences may be material to the financial statements.

Revenue Recognition
Non-refundable up-front payments received in connection with research and development collaboration agreements are deferred and recognized on a straight-line basis over the relevant periods in the agreement, generally the research or development period. Milestone and royalty payments, if any, are recognized pursuant to collaborative agreements upon the achievement of the specified milestones or sales transaction.

Research and development
Research and development costs are charged to expense as incurred.

Stock based compensation
In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, the Company applies Accounting Principles Board Opinion 25 and related interpretations in accounting for its stock option plan and, accordingly, does not recognize

                              F-9

compensation expense for employee stock options granted with exercise prices equal to or greater than fair market value. Note 9 to the financial statements contains a summary of the pro-forma effects to reported net loss and loss per share for 2001 as if the Company had elected to recognize compensation expense based on the fair value of the options granted at grant date as described by SFAS No.123 non-employee stock-based compensation arrangements are accounted for in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Under EITF No. 96-18 where the fair value of the equity instrument is more reliably measurable than the fair value of services received, such services will be valued based on the fair value of the equity instrument.

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

Net loss per share
Basic net loss per share is computed using the weighted average number of common shares outstanding during the periods. Diluted net loss per share is computed using the weighted average number of common shares and potentially dilutive common shares outstanding during the periods. Options to purchase 4,854,444 shares of common stock have not been included in the calculation of net loss per share as their effect would have been anti-dilutive.

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

                                   F-10
Advertising costs
Costs related to advertising and other promotional expenditures are expensed as incurred. Advertising costs totaled $0 for the year ended June 30, 2001 and 2000.

Deferred costs
Payments for certain royalties incurred pursuant to collaborative agreement are recognized as deferred charges and amortized to research and development costs, ratably on a straight-line basis over the applicable development periods.

Property, plant and equipment
Property, plant and equipment are stated at cost, net of accumulated depreciation and amortization. Property, plant and equipment are depreciated on a straight-line basis over an estimated three year useful life for book and tax.

Intangible assets
Intangible assets consist of acquired development and marketing rights to platform technologies. Acquired development and marketing rights are stated at their cost less accumulated amortization. Amortization is provided on a straight-line basis over 10 years.

Cash and cash equivalents
The Company considers all highly liquid financial instruments with a maturity of three months or less when purchased to be cash equivalents.

Impact of recently issued accounting pronouncements
On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001, SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for the Company include:

        All business combinations initiated after June 30, 2001 must use the purchase method of accounting.

        Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability.

        Goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. All previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.

        Effective July 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.

The Company does not believe that these statements will have a material affect on the Company's financial statements.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101").
SAB 101 summarizes the SEC's views in applying generally accepted accounting principles to revenue recognition. The adoption of SAB 101 had no impact on the Company's operating results or financial position.


2.     Property, plant and equipment

Property, plant and equipment consists of the following:


                                          June 30, 2001

Office equipment                           $    4,303
Motor vehicles                                 36,603
                                            ----------
                                               40,906

Less:  accumulated depreciation                22,809
                                            ----------
                                              $18,097
                                            ==========

3.   INTANGIBLE ASSETS
                                           June 30, 2001

Purchased technology                          $19,622
Less:  accumulated amortization                 3,924
                                            ----------
                                              $15,698
                                            ==========

4.  License and co-development agreements

Ilex Oncology, Inc
The Company entered into a Co-Development Agreement with Ilex Oncology, Inc. ("Ilex") on March 9, 2001 for the development of clofarabine. Under the terms of the co-development agreement, Ilex is required to pay all development costs in the United States and Canada, and 50% of approved development costs worldwide outside the U.S. and Canada (excluding Japan and Southeast Asia). Ilex is responsible for conducting all clinical trials and the filing and prosecution of applications with applicable regulatory authorities in the United States and Canada. The Company retains the right to handle those matters in all territories outside the United States and Canada (excluding Japan and Southeast Asia). The Company retained the exclusive manufacturing and distribution rights in Europe and elsewhere worldwide, except for the United States, Canada, Japan and Southeast Asia. The Company has agreed to pay Ilex a royalty on sales outside the U.S., Canada, Japan and Southeast Asia. Ilex, which has U.S. and Canadian distribution rights, will pay the Company a royalty on sales in the U.S. and Canada. In addition, the Company is entitled to certain milestone payments. The Company also granted Ilex an option to purchase $1 million of Common Stock after completion of the pivotal Phase II clinical trial, and Ilex has an additional option to purchase $2 million of Common Stock after the filing of a new drug application in the United States for the use of clofarabine in the treatment of lymphocytic leukemia. The exercise price per share for each option is determined by a formula based around the date of exercise. Under the co-development agreement, Ilex also pays royalties to Southern Research Institute based on certain milestones. The Company continues to pay royalties to Southern Research Institute in respect to clofarabine.


Southern Research Institute
The Company has an agreement with Southern Research Institute, Birmingham, Alabama, to co-develop purine nucleoside analogs which, based on third-party studies conducted to date, may be effective in the treatment of leukemia and lymphoma. Under the terms of a co-development agreement with Southern Research Institute, the Company has been granted the exclusive worldwide license, excluding Japan and Southeast Asia, to make, use and sell products derived from the technology for a term expiring on the date of expiration of the last patent covered by the license (subject to earlier termination under certain circumstances), and to utilize technical information related to the technology to obtain patent and other proprietary rights to products developed by the Company and by Southern Research Institute from the technology. The lead compound of these purine-based nucleosides is known as clofarabine.

Deferred revenue
As of June 30, 2001, the Company reported deferred revenue of $1,104,546 related to the contract with Ilex Oncology Inc. The Company is amortizing the deferred revenue, and recognizing revenues ratably, on a straight-line basis concurrent with certain development activities described in the contract, through December 2002.

Deferred costs
Deferred costs represents royalty payments that became due and payable upon the Company's execution of the co-development agreement with Ilex Oncology. Since the revenue related to the co-development agreement will be realized over the life of the agreement, the Company has deferred the costs related to the Ilex agreement. The Company will amortize such costs ratably, on a straight-line basis concurrent with development activities through December 2002. As of June 30, 2001, the Company has deferred costs of $521,590.


5.   Rent expense
The Company uses office space provided by its financial advisors for its executive offices at a cost of $4,000 per month in the United States and at a cost of 3,000 pounds per month in the United Kingdom on a month-to-month agreement.

Rent expenses for the fiscal year ended June 30, 2001 totaled approximately $110,000.

6.   Income taxes
The Company accounts for income taxes pursuant to Statement of Financial Accounting Standards No.109, "Accounting for Income Taxes." SFAS No. 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Future tax benefits, such as operating loss carry forwards, are recognized to the extent that realization of these benefits is considered more likely than not. As of June 30, 2001, the Company has not filed certain of its corporate income tax returns.


7.Stockholders' transactions
In January 1997, the Board of Directors and Stockholders approved a 1 for 1.986 reverse split of the Company's common stock and in January 1999 effected a 1 for 15 reverse stock split. All share and per share amounts in the accompanying financial statements have been adjusted for these stock splits retroactively.

Under an agreement between the Company and Bioaccelerate Inc, a BVI company, of Switzerland, dated March 21, 2000, Bioaccelerate purchased 727,273 common shares of the Company at $2.75 per share. The agreement also provided Bioaccelerate options to purchase two further tranches of 727,272 common shares each at $2.75 per share upon certain specified milestones being achieved. The specified milestones have not yet been achieved. In April 2001, Bioaccelerate amended certain provisions of its investment agreement with the Company, including eliminating the outstanding option and the right to purchase additional options upon achievement of milestones and, in consideration, received 1,454,444 options to purchase shares of the Company's common stock.

In December 2000, the Company issued 272,500 shares of common stock to outside consultants. Consultants expense of $272,500 based on the fair value of the Company's stock trading at $1.00 at the time the shares were issued has been recognized in the Company's financial statements.

In May 2001, the Company's officers agreed to convert $910,681 of the outstanding deferred salaries into 705,954 shares of the Company's common stock. The shares were not issued as of June 30, 2001; accordingly the amount is recorded as a non-current liability.
                                  F-15
8.   Related party transactions
On September 8, 1998 the Company entered to an agreement with Glen Investments Limited, a Jersey (Channel Islands) corporation wholly owned by Kevin R. Leech, whereby Glen Investments agreed to loan funds to the Company on an as-needed basis based upon previously agreed budgets. Mr. Leech is a private investor who is also the sole owner of Phoenix Ventures Limited, a Guernsey (Channel Islands) corporation and the holder of approximately 19% of the outstanding shares of common stock of the Company. The loan facility was not utilized during the year and was terminated in August 2001.

Included in accounts payable and accrued liabilities are interest free loans payable to Christopher B. Wood, the Company's Chairman of the Board and Chief Executive Officer, amounting to $124,405 as of June 30, 2001.

In May 1998, Bioheal Limited, a subsidiary of Bioenvision, entered into an agreement with Mr. Wood to co-develop a gene marker and immunomodulator system for use in gene therapy and related technologies. Under the terms of the agreement, Bioheal was granted the exclusive license to make, use and sell products derived from technology, and to utilize technical information related to the technology to obtain patent and other proprietary rights to products developed by Bioheal and its collaborators from the technology for a term expiring on the date of expiration of all current and future patents covered by the agreement, subject to earlier termination under certain circumstances. In consideration of the licenses granted to Bioheal, Bioheal agreed to pay to Dr. Wood, among other things, a royalty of 10% of the gross sales revenues of all products, less and discounts or deductions for value-added taxes. In addition, Bioheal has agreed to pay, among other things, certain costs associated with pre-clinical development and clinical trials of such products. Under the terms of the agreement, the pre-clinical costs are not to exceed $1,500,000, and the clinical trial costs are not to exceed $4,000,000, unless agreed by both parties


9.   Stock options
The Company has adopted it's 2001 Stock Option Plan (the "Plan") on April 30, 2001. The purchase price of stock options under the Plan is determined by the Compensation Committee of the Board of Directors of the Company (the "Committee"). The term is fixed by the Committee, but no incentive stock option is exercisable after 3 years from the date of grant.

                                 F-16
In April 2001, in accordance with the terms of the Company's stock option plan, the Company issued a total of 2,200,000 options to employees at an exercise price of $1.25 per option share and which immediately vested. The terms of the options are that each option can be exercised after April 30, 2001 for a period of three years, whereby the options will no longer be able to be exercised after April 30, 2004 unless otherwise agreed with the Company.

A summary of the Company's stock option activity for options issued to employees and related information for the year ended
June 30, 2001 follows:



                                         2001

                                  Common     Option
                                  Stock     Exercise
                                  Options     Price
                                 ---------  --------

     Outstanding at beginning
          of year................        0      n/a
          Granted................2,200,000    $1.25
     Exercised..............             0
     Canceled...............             0
     Outstanding at end of
     year...................     2,200,000
     Exercisable at end of
     year...................     2,200,000
     Weighted average fair
     value of options
     granted during the
     year...................                  $0.83


The Company accounts for stock-based compensation in accordance with the provisions of APB No. 25. Had compensation expense been determined based on the fair value of the options at the grant dates, as prescribed in SFAS No. 123, the Company's results would have been as follows:

                              Year ended June 30, 2001
Net loss as reported                $ (2,122,264)
Pro forma net loss                  $ (3,948,264)


                                 F-17
In April 2001, in connection with the $2,000,000 loan facility outstanding with Kevin Leech, the Company granted to Phoenix Ventures 500,000 options to purchase shares of the Company's common stock at an exercise price of $1.25. The options immediately vested and expire in April 2004. These options resulted in a finance charge of $415,000 being recorded and amortized over the remaining life of the loan facility that expired August 2001.

In April 2001, the Company granted 150,000 options to two consultants in exchange for certain services received to purchase shares of the Company's common stock at any exercise price of $1.25 per share. The options expire in April 2004 and are immediately vested. The issuance of these options resulted in a charge to consulting expenses of $124,500 in the Company's financial statements.


10.  Subsequent events

On August 20, 2001 the Company entered into a (3) three year agreement with Dana-Farber / Partners Cancer Care, Inc., (DF/PCC). The agreement calls for DF/PCC to conduct a clinical study of trilostone. The Company holds an exclusive license, until the expiry of existing and new patents related to trilostone, to market trilostone in major international territories, and an agreement with a U.K. company to co-develop trilostone for other therapeutic indications. The DF/PCC study
will be a Phase II study of trilostone for androgen   independent
prostate cancer. The Company has agreed to provide DF/PCC with a $40,000 grant in support of the study.

In August 2001, the Company entered into an agreement with Jano Holdings Limited ("Jano"), whereby Jano made available to the Company a $1,000,000 unsecured facility-bearing interest at a rate of 8% per annum. Jano Holdings Limited is a shareholder of the Company. The facility expires in September 2002. As of October 2001, the Company had utilized $143,000 of the facility.

                             SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOENVISION, INC.
By  /s/ Christopher B. Wood, M.D.
---------------------------------
Christopher B. Wood, M.D.
Chairman and Chief Executive Officer


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


Signature                   Title                   Date

/s/ Christopher B. Wood, M.D.
Christopher B. Wood, M.D.   Chairman and            Oct. 15, 2001
                            Chief Executive
                            Officer and Director
                            (Principal Executive Officer)

/s/ Thomas S. Nelson, C.A.
Thomas S. Nelson, C.A.      Chief Financial Officer Oct. 15, 2001
                            and Director
                            (Principal Financial Officer
                            and Accounting Officer)

/s/ Stuart Smith, P . D.
Stuart Smith, Ph. D.        Senior Vice President,  Oct. 15, 2001
                            Secretary and Director