Form 10QSB
period 2001-09-30
BIOENVISION INC
filed 2001-12-05
CIK 1028205

UNITED STATES
                 SECURITIES EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                         FORM 10-QSB


  [X]  Quarterly Report pursuant to Section 13 or 15(d) of the
                Securities Exchange Act of 1934

         For the quarterly period ended September 30, 2001

                        BIOENVISION, INC.
     (Exact name of registrant as specified in its charter)


            Delaware                       113375915
           ----------                     -----------
     State of Incorporation           IRS Employer ID No.

       Rockefeller Plaza, Suite 1600, New York, NY 10020
       -------------------------------------------------
           (Address of principal Executive Offices )

        Registrant's Telephone Number     (212) 445-6582

Check here whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes X   No __


As of November 15, 2001, the following shares of the Registrant's common stock were issued and outstanding:

       Common Stock, $0.001 par value per share 9,459,705

INDEX

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

  CONSOLIDATED BALANCE SHEETS                                2
  CONSOLIDATED STATEMENT OF OPERATIONS                       3
  CONSOLIDATED STATEMENT OF CASH FLOWS                       4

  Note 1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING
            POLICIES                                         5
  Note 2.   PROPERTY PLANT AND EQUIPMENT                     8
  Note 3.   INTANGIBLE ASSETS                                8
  Note 4.   LICENSE AND CO-DEVELOPMENT AGREEMENT             8
  Note 5.   STOCKHOLDERS' TRANSACTIONS                       9
  Note 6.   RELATED PARTY TRANSACTIONS                      10


Item 2.   Management's Discussion And Analysis or Plan of
Operations                                                  12

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                 18

Item 2.   Changes in Securities                             18

Item 3.   Defaults upon Senior Securities                   18

Item 4.   Submission of Matters to a Vote of Security
          Holders                                           18

Item 5.   Other information                                 18

Item 6.   Exhibits and Reports on Form 8-K                  18


SIGNATURES                                                  20

                Bioenvision Inc. and Subsidiaries
                  (a development stage company)
                   Consolidated Balance Sheet

                                        Sep 30         June 30,
                                         2001           2001
                                      (Unaudited)

ASSETS

   Current assets
     Cash                              $    294       $      -
     Deferred costs                     337,500        337,500
                                     -----------     ----------
   Total Current assets                 337,794        337,500

     Property plant & equipment, net     13,730         18,097


   Other assets
     Intangible assets, net              15,207         15,698
     Deferred costs                      92,045        184,091
     Deferred financing costs                -         207,500
                                     -----------     ----------
                                       $458,776       $762,885
                                     ===========     ==========

LIABILITIES & STOCKHOLDERS' DEFICIT

   Liabilities
     Current liabilities
     Bank overdraft                    $139,485       $127,241
     Accounts payable                   812,627        785,134
     Other accrued liabilities          329,620        317,799
     Deferred revenue                   736,364        736,364
                                     -----------     ----------
   Total current liabilities          2,018,096      1,966,538

   Long term liabilities
     Deferred revenue                   184,091        368,182
     Officers salaries                  995,681        910,681
     Loan payable                       144,886
                                     -----------     ----------
   Total long term liabilities        1,324,658      1,278,863

   Stockholders' Deficit
     Common Stock, $.001 par value        8,607          8,249
      Authorized 25,000,000 shares
      Issued and outstanding:8,607,252
     Additional paid in capital       3,165,182      3,165,540
     Accumulated other comprehensive
      income                            152,346        152,346
     Deficit accumulated during
      development stage              (6,210,113)    (5,808,651)
                                     -----------     ----------
   Total Stockholders' Deficit       (2,883,978)    (2,482,516)
                                     -----------     ----------
TOTAL LIABILITIES &
 STOCKHOLDERS' DEFICIT                 $458,776       $762,885
                                     ===========     ==========

The accompanying footnotes are an integral part of these financial statements

                Bioenvision Inc. and Subsidiaries
                  (a development stage company)
                Consolidated Statement of Operations
                          (Unaudited)

                                                                  Period from
                                                               August 16, 1996
                                        Three months ended        (Inception)
                                          September 30,             Through
                                      2001              2000  September 30, 2001
Contract revenue                     $184,091         $      -     $ 465,062
                                    ----------       ----------   -----------
Costs and expenses

   Research and Development costs     203,981          102,908     2,918,599
   Administrative expenses            156,718          217,211     3,163,540
   Interest and finance charges       219,996            1,435       487,644
   Depreciation and amortization        4,859            2,411       105,392
                                    ----------       ----------   -----------
Total costs and expenses              585,554          323,965     6,675,175
                                    ----------       ----------   -----------
   Net loss                         $(401,463)       $(323,965)  $(6,210,114)
                                    ==========       ==========   ===========

Basic & diluted net loss per share  $   (0.05)       $   (0.04)

Weighted average shares used in
computing basic and diluted net loss
per share                           8,428,086        7,249,147

The accompanying footnotes are an integral part of these financial statements

                     Bioenvision Inc. and Subsidiaries
                        (a development stage company)
                     Consolidated Statements of Cashflow
                                 (Unaudited)

                                                                  Period from
                                                                August 16, 2001
                                 Three Months    Three Months     (inception)
                                     Ended           Ended          through
                                 Sep. 30, 2001   Sep. 30, 2001   Sep. 30, 2001
Cash flows from operating
  activities:
  Net loss                         $ (401,463)    $ (324,252)     $(6,210,112)

Adjustments to reconcile net
 income to net cash used in
 operating activities:
Depreciation and amortization           4,859           2,698          89,917
Financing charges - non cash          207,500               -         415,000
Gain on sale of fixed assets                -               -          (8,228)
Provision of free rent                      -               -          28,665
Compensation costs for options
 issued to non employees                    -               -         124,500
Compensation costs for shares
 issued to non employees                    -               -         365,776

Changes in assets and liabilities :
Accounts receivable                         -               -         (11,750)
Deferred costs                         92,046               -        (429,543)
Deferred revenue                     (184,091)              -         920,454
Accounts payable                       27,493         231,543         816,709
Officers' salary                       85,000               -         995,681
Other accrued liabilities              11,822               -          49,013
                                   -----------      ----------     -----------
  Net cash used in
    operating activities             (156,834)        (90,011)     (2,853,918)

Cash flows from investing activities:
Capital expenditures, net                   -               -        (165,596)
Proceeds from sale of fixed assets, net     -               -          63,089
Purchase of intangible assets               -               -         (24,500)
                                   -----------      ----------     -----------
  Net cash used in
    investing activities                    -               -        (127,007)

Cash flows from financing activities:
Bank overdraft                         12,242               -         139,483
Proceeds from issuance of
  common stock                              -               -       2,268,512
Other liabilities related party             -          90,000         437,203
Loan payable                          144,886               -               -
                                   -----------      ----------     -----------
  Net cash provided by
    financing activities              157,128          90,000       2,845,198

Effect of exchange rate on cash             -              11         136,021
                                   -----------      ----------     -----------
Net Increase in cash and equivalents      294              15             294
Cash and equivalents,
  beginning of year                         -               -               -
Cash and equivalents,
  end of year                             294              15             294

Supplemental disclosure of cash
  flow information
Interest paid                         $12,496           $   0        $131,791

The accompanying footnotes are an integral part of these financial statements

                        BIOENVISION, INC.
                 (A Development Stage Company)
                 NOTES TO FINANCIAL STATEMENTS
                         September 30, 2001
                          [Unaudited]

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICES

Description of business:

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

Basis of presentation:

The financial information included in these financial statements is unaudited but, in the opinion of management, reflects all normal recurring adjustments necessary for a fair presentation of the results for the interim periods. The interim results of operations and cash flows are not necessarily indicative of those results and cash flows for the entire year. These financial statements should be read in conjunction with the financial statements and notes to the financial statements contained in the Annual Report on Form 10-K for the fiscal year ended June 30, 2001 of the Company. The balance sheet information has been derived from audited statements at that date.

Operations to date and financing plans:

The Company has incurred significant losses from operations and is not generating cash from operations. The Company also had a working capital deficit and stockholders' deficiency as of September 30, 2001 of $1,680,302 and $6,210,113, respectively.
These conditions raise substantial doubt about the Company's ability to continue as a going concern. Operations to date have

                               5
been funded principally by equity capital and loans. The Company's ability to continue to develop and implement its business strategy depends on its ability to obtain additional capital. The Company plans to continue to fund its development expenses through additional capital raising activities, including one or more offerings of equity and/or debt through private placements and/or public offerings. The Company is also actively seeking strategic alliances in order to develop and market its range of products.

In August 2001, the Company obtained an unsecured financing facility with Jano Holdings for $1,000,000, bearing interest at a rate of 8% per annum. As of September 30th the Company has utilized $144,886 of the available line. In addition, the Company's officers and former outside counsel have agreed to defer salaries and certain fees, respectively, until sufficient long-term funding has been obtained by the Company. Deferred salaries and fees amounted to approximately $1,116,698 through September 30, 2001. The Company's officers agreed to accept shares in settlement of $910,681 of the outstanding accrued
salaries.  The shares were issued on October 12th 2001.   On
October 17th 2001 the Company's officers agreed to accept 134,035 shares in settlement of $154,140 of additional outstanding accrued salaries to September 30, 2001. On October 17th the Company's Board approved a plan to repay certain trade debt with shares of the Company's stock. A total of 146,499 shares were issued for the repayment of $168,473.

The Company's management believes that the anticipated equity financing, the credit facility with Jano Holding, and the deferral or capitalization of the officers' salaries and of certain previously incurred trade debt and legal fees, will enable the Company to meet its cash requirements at least until June 30, 2002. However, if the additional equity funding does not occur as anticipated, the Company's management believes that the Company will be able to reduce its rate of expenditures in order to meet cash requirements at least until June 30, 2002; however, the Company's management believes that if there were to be any such reduction, the Company's development strategy would be delayed and the Company's marketing campaign for Modrenal would be curtailed or delayed. There can be no assurances that these plans will be successfully implemented.

Foreign currency translation

Through June 30, 2001, the functional currency of the Company was the Pound Sterling and its reporting currency was the United States dollar. Translation adjustments arising from differences in exchange rates from these transactions were reported as other comprehensive income or loss in stockholders' equity (deficit). Effective July 1, 2001, the functional and reporting currency is the United States Dollar.


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

In August 2001, the FASB issued SFAS 44, "Accounting for the
Impairment or Disposal of Long-Lived Assets". The Company does not believe that these statements will have a material affect on the Company's financial statements.

                              7
2.     Property, plant and equipment

Property, plant and equipment consists of the following:

                                       September 30, 2001

Office equipment                           $  4,303
Motor vehicles                               36,603
                                           ----------
                                             40,906

Less:  accumulated depreciation              27,176
                                           ----------
                                           $ 13,730
                                           ==========

3.   INTANGIBLE ASSETS
                                           September 30, 2001

Purchased technology                          $ 19,622
Less:  accumulated amortization                  4,415
                                            ----------
                                              $ 15,207
                                            ==========

4.  License and co-development agreements

Ilex Oncology, Inc

The Company entered into a Co-Development Agreement with Ilex Oncology, Inc. ("Ilex") on March 9, 2001 for the development of clofarabine. Under the terms of the co-development agreement, Ilex is required to pay all development costs in the United States and Canada, and 50% of approved development costs worldwide outside the U.S. and Canada (excluding Japan and Southeast Asia). Ilex is responsible for conducting all clinical trials and the filing and prosecution of applications with applicable regulatory authorities in the United States and Canada. The Company retains the right to handle those matters in all territories outside the United States and Canada (excluding Japan and Southeast Asia). The Company retained the exclusive manufacturing and distribution rights in Europe and elsewhere worldwide, except for the United States, Canada, Japan and Southeast Asia. Assuming completion of development


                              8

responsibilities by Ilex, the Company will pay Ilex a royalty on sales outside the U.S., Canada, Japan and Southeast Asia, and Ilex will have U.S. and Canadian distribution rights and will pay the Company a royalty on sales in the U.S. and Canada. In addition, the Company is entitled to certain milestone payments. The Company also granted Ilex an option to purchase $1 million of Common Stock after completion of the pivotal Phase II clinical trial, and Ilex has an additional option to purchase $2 million of Common Stock after the filing of a new drug application in the United States for the use of clofarabine in the treatment of lymphocytic leukemia. The exercise price per share for each option is determined by a formula based around the date of exercise. Under the co-development agreement, Ilex also pays royalties to Southern Research Institute based on certain milestones. The Company continues to pay royalties to Southern Research Institute in respect to clofarabine.


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

On August 20, 2001 the Company entered into a (3) three year agreement with Dana-Farber / Partners Cancer Care, Inc., (DF/PCC). The agreement calls for DF/PCC to conduct a clinical study of trilostane. The Company holds an exclusive license, until the expiry of existing and new patents related to trilostane, to market trilostane in major international territories, and an agreement with a U.K. company to co-develop trilostane for other therapeutic indications. The DF/PCC study will be a Phase II study of trilostane for androgen independent prostate cancer. The Company has agreed to provide DF/PCC with a $40,000 grant in support of the study.

Deferred revenue

As of September 30, 2001, the Company reported deferred revenue of $920,455 related to the contract with Ilex Oncology Inc. The Company is amortizing the deferred revenue, and recognizing revenues ratably, on a straight-line basis concurrent with certain development activities described in the contract, through December 2002.

Deferred costs

Deferred costs represents royalty payments that became due and payable upon the Company's execution of the co-development agreement with Ilex Oncology. Since the revenue related to the co-development agreement will be realized over the life of the agreement, the Company has deferred the costs related to the Ilex agreement. The Company will amortize such costs ratably, on a straight-line basis concurrent with development activities through December 2002. As of September 30, 2001, the Company has deferred costs of $429,545.


5.Stockholders' transactions

A. In August 2001, the Company issued 208,333 shares to officers of the Company.

B. In August 2001, the Company converted 150,000 of options previously issued to outside consultants to 150,000 shares of common stock.

C. In October 2001, the Company issued 134,035 shares to officers as payment for salaries accrued to 30th September 2001.
In October 2001 the Company issued 146,499 shares as payment for trade payables to certain creditors.


6.   Related party transactions

On September 8, 1998 the Company entered to an agreement with Glen Investments Limited, a Jersey (Channel Islands) corporation wholly owned by Kevin R. Leech, whereby Glen Investments agreed to loan funds to the Company on an as-needed basis based upon previously agreed budgets. Mr. Leech is a private investor who is also the sole owner of Phoenix Ventures Limited, a Guernsey (Channel Islands) corporation and the holder of approximately 19% of the outstanding shares of common stock of the Company. The loan facility was not utilized during the year and was terminated

                               10
in August 2001. In connection with this facility, the residual finance charge of $207,500 related to the remaining life of the facility was amortized through August 2001.

Included in accounts payable and accrued liabilities are interest free loans payable to Christopher B. Wood, the Company's Chairman of the Board and Chief Executive Officer, amounting to $124,338 as of September 30, 2001.

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

   We have obtained regulatory approvals in the United Kingdom to market our first product, Modrenal , for the treatment of post-menopausal breast cancer. We plan to commence marketing Modrenal in the United Kingdom by late 2001/2002. Modrenal has a unique

                              12
and previously unrecognized mode of action and is the first drug in a new class of agents that modulates hormone binding to the
newly-described "second" estrogen receptor, ER.   We intend to
seek regulatory approval for Modrenal in the United States as a second line therapy for hormone sensitive breast cancers. We believe that the potential market for Modrenal , based upon the sales of currently available drugs for hormonal therapy for breast cancers, is in excess of $1.8 billion of sales per annum worldwide. The results of extensive clinical trails to date with Modrenal show that it is at least as effective in second line treatment of advanced breast cancer as the currently available hormonal treatments, such as the SERM's and aromatase inhibitors, and more effective than these agents in certain specific patient types, such as those who have become tamoxifen-refractory. Furthermore, our management currently intends to price Modrenal in such a way as to make treatment with Modrenal compare very favorably, on a price basis, with the cost of treatment with the existing drugs used for second line therapy. We believe that this should result in cost benefits for physicians, patients and health-care systems.

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

    We have had discussions with potential product co-development partners over the past year and plan to continue to explore the possibilities for co-development and sub-licensing in order to implement our development plans. On September 6, 2001 we appointed SG Cowen as our investment bankers to assist us in finding suitable co-development partners for our products. Based on initial indications of interest, we expect to enter into a co- development agreement for at least one of our products within the next few months, although there can be no assurances that any such agreement will be reached, and were are not engaged in any specific negotiations at this time.

                              13
     We are considered a development-stage company for accounting purposes because we have not generated any material revenues to date. Accordingly, we have no relevant operating history upon which an evaluation of our performance and prospects can be made. We are prone to all of the risks to the establishment of any new business venture. You should consider the likelihood of our future success to be highly speculative in light of our limited operating history, as well as the limited resources, problems, expenses, risks and complications frequently encountered by similarly situated companies. To address these risks, we must, among other things:

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

Results of Operations

     We have acquired development and marketing rights to a portfolio of four platform technologies developed over the past fifteen years, from which a range of products have been derived

                               14
and additional products may be developed in the future. Although we intend to commence marketing our lead product, Modrefen, and to continue developing our existing platform technologies and commercializing products derived from such technologies, a key element of our business strategy is to continue to acquire, obtain licenses for, and develop new technologies and products that we believe offer unique market opportunities and/or complement our existing product lines. Once a product or technology has been launched into the market for a particular disease indication, we plan to work with numerous collaborators, both pharmaceutical and clinical, in the oncology community to extend the permitted uses of the product to other indications. In order to market our products effectively, we intend to develop marketing alliances with strategic partners and may co-promote and/or co-market in certain territories.

    Research and development costs for the period ended September 30, 2001 were $203,981 as compared to $102,908 for the period ended September 30, 2000. General and administrative expenses totaled $156,718 in the three month period ended September 30, 2001, as compared with $217,211 in the three month period ended September 30, 2000. General and administrative expenses were comprised primarily of charges related to legal fees, accounting fees, investor relations and rent. Depreciation and amortization expense totaled 4,368 in the three month period ended September 30, 2001, as compared with $2,698 in the three month period ended September 30, 2000. Interest and finance charges totaled $219,996 in the three month period ended September 30, 2001, as compared with $1,435 in the three month period ended September 30, 2000. Interest expense included a charge for the amortization of deferred financing fees of $207,500.


Liquidity and Capital Resources

     To date, we have incurred significant net losses, including net losses of $324,252 for the quarter ended September 30, 2000 and net losses of $401,463 for the quarter ended September 30, 2001. We had an accumulated deficit of $3,686,387 at September 30, 2000 and 6,210,113 at September 30, 2001 and, since that date, we have continued to incur significant losses. These factors raise substantial doubt about our ability to continue as a going concern. We anticipate that we may continue to incur significant operating losses for the foreseeable future. There can be no assurance as to whether or when we will generate material revenues or achieve profitable operations. Our

                              15
independent certified public accountants have indicated in their report on our financial statements that certain factors raise substantial doubt about our ability to continue as a going concern.

     Based on our operating plan, we are seeking arrangements for long-term funding through additional capital raising activities, including one or more offerings of equity and/or debt through private placements and/or public offerings. We are currently engaged in a private placement to selected accredited investors in an effort to obtain a minimum investment of $2.5 million and a maximum of $10 million. We believe that we need to obtain approximately $2.5 million in order to continue our development strategy as currently planned over the next 12 months, but we anticipate requiring the aggregate sum of approximately $5 million in order to continue our development strategy as currently planned over the next 12 months and also to have sufficient funds available to commence marketing Modrenal . We are also actively seeking strategic alliances in order to develop and market its range of products. In August 2001, we obtained a $1 million unsecured line of credit facility from Jano Holdings Limited, which bears interest at 8% per annum, which we can draw upon, subject to the terms and conditions of the facility, through September 2002. As of September 30 2001, the Company has utilized $144,886 of the facility. In addition, our officers have agreed to defer salaries, and our former outside counsel have agreed to defer certain fees, until we have obtained sufficient long-term funding. Deferred salaries and fees amounted to approximately $85,000for the three month period ended September 30, 2001. Our officers have also converted $910,681 of the previously outstanding deferred salaries into shares of our common stock on October 12th, 2001. The shares were not issued as of September 30, 2001; accordingly the entire amount is reported as a non-current liability on our consolidated balance sheet as at September 30, 2001. However, if we are unable to obtain the contemplated additional financing in the near future, or obtain all of the funds we are seeking, our development strategy would be delayed and our marketing campaign for Modrenal would be curtailed or delayed as we would then seek to reduce our rate of expenditure. In either case, our condition, financial and otherwise, business, operations and prospects will be materially adversely affected. In any case, we may require additional financing within this time frame due to unanticipated changes in economic conditions or other unforeseen circumstances. In the event our plans change or our assumptions change or prove to be inaccurate, we could be required to seek additional financing sooner than currently anticipated. Any additional financing may

                               16
not, however, be available to us when needed on commercially reasonable terms, or at all. If this were to occur, our condition, financial and otherwise, business, operations and prospects would be materially and adversely affected.

     We have initial payment from Ilex Oncology of $1,350,000 which became non-refundable in March 2001 upon execution of our agreement with Ilex to co develop clofarabine. That sum will be recognized as income for accounting purposes on a straight line basis over the period from March 2001, when the payment was received, through December 31, 2002, when Ilex is scheduled to complete Phase II trials of clofarabine and make another payment to us. A total of $184,091 of that payment was recognized as contract revenue for the three month period ended September 30, 2001. We are currently engaged in a private placement to selected accredited investors in an effort to obtain a minimum investment of $2.5 million and a maximum of $10 million. We believe that we need to obtain approximately $2.5 million in order to continue our development strategy as currently planned over the next 12 months, but we anticipate requiring the aggregate sum of approximately $5 million in order to continue our development strategy as currently planned over the next 12 months and also to have sufficient funds available to commence marketing Modrenal. We are currently relying on a $1 million line of credit from Jano Holdings Limited, which has been made available to us through September 2002, to fund continuing operations. However, if we are unable to obtain the contemplated additional financing in the near future, or obtain all of the additional funds we are seeking, our development strategy would be delayed and our marketing campaign for Modrenal would be curtailed or delayed as we would then seek to reduce our rate of expenditure. In either case, our condition, financial and otherwise, business and prospects will be materially adversely affected.

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

     In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The Company
Does not believe that SFAS 144 will have a material effect on the Company's financial statements.

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

Item 6.   Exhibits and Reports on Form 8-K


Reports on Form 8-K:

The Registrant filed a Report on Form 8-K/A on July 26, 2001, reporting on Item 4--Change in Registrant's Certifying
Accountant" and Item 7---Financial Statements and Exhibits:
Exhibit 16.1--Letter from Ernst & Young to the Securities and
Exchange Commission.




                               19
                           SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 3, 2001     By:   /s/ Christopher B. Wood, M.D.
                                 Christopher B. Wood, M.D.
                                 President.