Form 10KSB/A
period 2001-06-30
BIOENVISION INC
filed 2002-01-24
CIK 1028205

U.S. SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                         Form 10-KSB/A

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

Consolidated Statements of Cash Flows for years ended     F-6
June 30, 2001 and 2000 and period from August 16, 1996
(inception) through June 30, 2001

Notes to Consolidated Financial Statements                F-7



REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders of Bioenvision, Inc.

We have audited the accompanying consolidated balance sheet of Bioenvision, Inc. (a development stage Company) as of June 30, 2001, and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for the year then ended and the 2001 amounts included in the cumulative period from August 16, 1996 (inception) through June 30, 2001.

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

GRANT THORNTON LLP
New York, New York
October 11, 2001

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Bioenvision, Inc. (a development stage company)

We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of Bioenvision, Inc. (a development stage company) for the year ended June 30, 2000 and for the period from August 16, 1996 (inception) through June 30, 2000 included in the cumulative period from August 16, 1996 to June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows Bioenvision, Inc. (a development stage company) for the year ended June 30, 2000 and for the period from August 16, 1996 (inception) to June 30, 2000, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 of the notes to the consolidated financial statements, the Company's reccurring losses from operations, working capital deficit and stockholders' deficit raise substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


ERNST & YOUNG LLP

November 9, 2000
Reading, England

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


                                    F-6
Bioenvision, Inc.
(a development stage company)

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