Form 10QSB
period 2001-12-31
BIOENVISION INC
filed 2002-02-14
CIK 1028205

UNITED STATES
                SECURITIES EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549

                         FORM 10-QSB

   [X] Quarterly Report pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

        For the quarterly period ended December 31, 2001

                       BIOENVISION, INC.

     (Exact name of registrant as specified in its charter)


            Delaware                       113375915
           ----------                     -----------
       State of Incorporation          IRS Employer ID No.


      One Rockefeller Plaza, Suite 1600, New York, NY 10020
           (Address of principal Executive Offices)

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

As of February 9, 2002, the following shares of the Registrant's common stock were issued and outstanding:
Common Stock, $0.001 par value per share 9,635,819

INDEX

                PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

   CONSOLIDATED BALANCE SHEETS                                  2

   CONSOLIDATED STATEMENT OF OPERATIONS                         3

   CONSOLIDATED STATEMENT OF CASH FLOWS                         4

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                   5


Item 2. Management's Discussion And Analysis or Plan of
Operations                                                     12


                  PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                      18

Item 2. Changes in Securities                                  18

Item 3. Defaults upon Senior Securities                        18

Item 4. Submission of Matters to a Vote of Security Holders    18

Item 5. Other information                                      18

Item 6. Exhibits and Reports on Form 8-K                       18

SIGNATURES                                                     20

Bioenvision Inc. and Subsidiaries
(a development stage company)
Consolidated Balance Sheet

                                        Dec 31         June 30,
                                         2001           2001
                                      (Unaudited)     (Audited)
                                     ------------   -------------
ASSETS
   Current assets
     Cash                              $ 47,943       $      -
     Deferred costs                     337,500        337,500
     Deferred financing costs         1,535,625              -
                                     -----------     ----------
   Total Current assets               1,921,068        337,500

     Property plant & equipment, net      9,362         18,097

   Other assets
     Intangible assets, net              14,716         15,698
     Deferred costs                          -         184,091
     Deferred financing costs                -         207,500
                                     -----------     ----------
                                     $1,945,146       $762,885
                                     ===========     ==========

LIABILITIES & STOCKHOLDERS' DEFICIT

   Liabilities
     Current liabilities
     Bank overdraft                    $152,118       $127,241
     Accounts payable                   567,564        785,134
     Other accrued liabilities          314,148        317,799
     Deferred revenue                   736,364        736,364
     Loan payable                       448,141              -
                                     -----------     ----------
   Total current liabilities          2,218,336      1,966,538
                                     -----------     ----------
   Long term liabilities
     Deferred revenue                        -         368,182
     Officers salaries                  933,748        910,681
                                     -----------     ----------
   Total long term liabilities          933,748      1,278,863
                                     -----------     ----------
   Stockholders' Deficit
     Common Stock, $.001 par value        8,888          8,249
      Authorized 25,000,000 shares
      Issued and outstanding:8,607,252
     Additional paid in capital       5,242,514      3,165,540
     Accumulated other comprehensive
      income                            152,346        152,346
     Deficit accumulated during
      development stage              (6,610,686)    (5,808,651)
                                     -----------     ----------
   Total Stockholders' Deficit       (1,206,938)    (2,482,516)
                                     -----------     ----------
TOTAL LIABILITIES &
 STOCKHOLDERS' DEFICIT               $1,945,146       $762,885
                                     ===========     ==========

The accompanying footnotes are an integral part of these financial statements

Bioenvision Inc. and Subsidiaries
(a development stage company)
Consolidated Statement of Operations
(Unaudited)

                                      Three months ended     Six months ended
                                         December 31,          December 31,
                                      2001           2000    2001         2000
Contract revenue                     $184,091    $250,000   $368,182   $250,000
                                    ----------  ---------- ---------- ----------
Costs and expenses

   Research and Development costs     199,234     322,929    403,215    425,837
   Administrative expenses            146,937     374,814    303,655    592,025
   Interest and finance charges       233,634       5,935    453,630      7,370
   Depreciation and amortization        4,859       5,396      9,718      7,807
                                    ----------  ---------- ---------- ----------
Total costs and expenses              584,664     709,074  1,170,218  1,033,039
                                    ----------  ---------- ---------- ----------
   Net loss                         $(400,573)  $(459,074) $(802,036) $(783,039)
                                    ==========  ========== ========== ==========

Basic and diluted net loss per share $  (0.05)  $   (0.06) $   (0.09) $   (0.10)

Weighted average shares used in
computing basic and diluted net loss
per share                           8,713,376   7,976,419  8,648,506  7,976,419


                                      Period from inception
                                            Through
                                       December 31, 2001
Contract revenue                          $649,153
                                        -----------
Costs and expenses
   Research and Development costs        3,117,833
   Administrative expenses               3,310,477
   Interest and finance charges            721,278
   Depreciation and amortization           110,251
                                        -----------
Total costs and expenses                 7,259,839
                                        -----------
   Net loss                            $(6,610,686)
                                        ===========


The accompanying footnotes are an integral part of these financial statements

Bioenvision Inc. and Subsidiaries
(a development stage company)
Consolidated Statement of Cash Flows
(Unaudited)

                                                                  Period from
                                                                August 16, 2001
                                   Six Months      Six Months     (inception)
                                     Ended           Ended          through
                                 Dec. 31, 2001   Dec. 31, 2001   Dec. 31, 2001
                                --------------- --------------- ---------------
Cash flows from operating
  activities:
  Net loss                         $ (802,036)    $ (783,326)     $(6,610,687)
                                   -----------    -----------     ------------
Adjustments to reconcile net
 income to net cash used in
 operating activities:
Depreciation and amortization           9,718           8,094          94,776
Financing charges - non cash          426,875               -         634,375
Gain on sale of fixed assets                -               -          (8,228)
Provision of free rent                      -               -          28,665
Compensation costs for options
 issued to non employees                    -               -         124,500
Compensation costs for shares
 issued to non employees                    -               -         365,776

Changes in assets and liabilities :
Accounts receivable                         -               -         (11,750)
Deferred costs                        184,091               -        (337,498)
Deferred revenue                     (368,182)              -         736,363
Accounts payable                      105,044         408,447         894,260
Officers' salary - accrued             23,067               -         933,748
Other accrued liabilities              (3,652)              -          33,541
                                   -----------      ----------     -----------
  Net cash used in
    operating activities             (425,075)       (366,785)     (3,122,159)
                                   ===========      ==========     ===========

Cash flows from investing activities:
Capital expenditures, net                   -               -        (165,596)
Proceeds from sale of fixed assets, net     -               -          63,089
Purchase of intangible assets               -               -         (24,500)
                                   -----------      ----------     -----------
  Net cash used in
    investing activities                    -               -        (127,007)
                                   ===========      ==========     ===========
Cash flows from financing activities:
Bank overdraft                         24,877              15         152,118
Proceeds from issuance of
  common stock                              -               -       2,268,512
Other liabilities related party       448,141         366,744         740,458
                                   -----------      ----------     -----------
  Net cash provided by
    financing activities              473,018         366,789       3,161,088
                                   ===========      ==========     ===========
Effect of exchange rate on cash             -              11         136,021
                                   ===========      ==========     ===========
Net Increase in cash and equivalents   47,943              15          47,943
Cash and equivalents,
  beginning of year                         -               -               -
                                   -----------      ----------     -----------
Cash and equivalents,
  end of year                          47,943              15          47,943
                                   ===========      ==========     ===========
Supplemental disclosure of cash
  flow information
Interest paid                         $ 1,625          $5,935        $144,288


The accompanying footnotes are an integral part of these financial statements

                        BIOENVISION, INC.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
                        December 31, 2001
                          (Unaudited)

NOTE A.  Organization and Significant Accounting Policies

Description of business:

Bioenvision, Inc. ("Bioenvision" or "the Company") is a development stage, biopharmaceutical company whose primary business focus is the acquisition, development and distribution of products and technologies for the treatment of cancer. Through December 31, 2001 the Company has acquired development and marketing rights to a portfolio of four platform technologies. These platforms have resulted in the development of the Company's two leading products, Modrenal and clofarabine, as well as twelve other products that are in various stages of development. The Company has received regulatory approval in the United Kingdom to market Modrenal for the treatment of post-menopausal breast cancer. In January 2002, the Company's European orphan drug application for use of clofarabine to treat acute leukemia in adults was approved. A co-development partner has also applied for orphan drug status in the United States of America ("United States") for clofarabine. The application is currently pending.

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


Operations to date and financing plans:

The Company has incurred significant losses from operations and is not generating net cash flows from operations. The Company also had a working capital deficit and stockholders' deficiency as of December 31, 2001 of $297,268 and $1,206,938, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Operations to date have been funded principally by equity capital and loans. The Company's ability to continue to develop and implement its business strategy depends on its ability to obtain additional capital. The Company plans to continue to fund its development expenses through additional capital raising activities, including one or more offerings of equity and/or debt through private placements and/or public offerings. The Company is also actively seeking strategic alliances in order to develop and market its range of products.

In August 2001, the Company obtained an unsecured financing facility with Jano Holdings for $1,000,000, bearing interest at a rate of 8% per annum. As of December 31, 2001 the Company has utilized $196,516 of the available line.

In November 2001, the Company announced the appointment of SCO Financial Group LLC as its financial advisor, and that SCO Capital Partners LLC ("SCO Capital") extended a $1 million secured credit line (the "Facility") to the Company. The Facility provides for up to $1,000,000 in short term financing available in four traunches of $250,000, subject to criteria, conditions and covenants set forth in the agreement. The Facility is secured by the pledge of certain assets of the Company and bears interest at a rate of 6% per annum.

The Company's officers and former outside counsel have agreed to defer salaries and certain fees, respectively, until the Company has obtained sufficient long-term funding. Deferred salaries and fees amounted to approximately $933,748 through December 31, 2001. In May 2001, the Company's officers agreed to accept 705,954 shares of the Company's common stock in settlement of $910,681 of the outstanding accrued salaries through June 30, 2001. The shares have not been issued as of December 31, 2001. On October 17, 2001, the Company's officers agreed to accept 134,035 shares in settlement of $154,140 of additional outstanding accrued salaries to September 30, 2001. On October 17, 2001, the Company's Board approved a plan to repay certain trade debt with shares of the Company's stock, and a total of 146,499 shares were issued for the repayment of $168,473.

The Company's management believes that the credit facilities with Jano Holding and SCO Capital , and the deferral or capitalization of the officers' salaries and of certain previously incurred trade debt and legal fees, will enable the Company to meet its cash requirements at least until June 30, 2002. However, the Company may require additional funding which may not be available to the Company or available with terms acceptable to the Company. If additional funding is not available, the Company's management believes that the Company will be able to reduce its rate of expenditures in order to meet cash requirements at least until June 30, 2002; however, the Company's management believes that if there were to be any such reduction, the Company's development strategy would be delayed and the Company's marketing campaign for Modrenal would be curtailed or delayed. There can be no assurances that these plans will be successfully implemented.


Foreign currency translation

Through June 30, 2001, the functional currency of the Company was the Pound Sterling and its reporting currency was the United States dollar. Translation adjustments arising from differences in exchange rates from these transactions were reported as accumulated other comprehensive income in stockholders' deficit. Effective July 1, 2001, the functional and reporting currency is the United States dollar.


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

     Goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized.
     All previously recognized goodwill and intangible assets with indefinite lives would no longer be subject to amortization.

     Effective July 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.

The Company is evaluating the impact that the application of the non-amortization provisions of the statements will have on the Company's financial statements.

In August 2001, the FASB issued SFAS 144, "Accounting for the
Impairment or Disposal of Long-Lived Assets". The Company does not believe that these statements will have a material affect on the Company's financial statements.


Note B.  Property, plant and equipment

Property, plant and equipment consists of the following:


                                       December 31, 2001

Office equipment                           $  4,303
Motor vehicles                               36,603
                                           ----------
                                             40,906
Less:  accumulated depreciation              31,544
                                           ----------
                                           $ 9,362
                                           ==========


Note C.  Intangible Assets

                                       December 31, 2001

Purchased technology                          $ 19,622
Less:  accumulated amortization                  4,906
                                            ----------
                                              $ 14,716
                                            ==========


Note D.  License and Co-Development Agreements

Ilex Oncology, Inc.

The Company entered into a co-development agreement with Ilex Oncology, Inc. ("Ilex") on March 9, 2001 for the development of clofarabine, a compound for which Bioenvision had previously obtained rights pursuant to a license agreement with Southern Research Institute. Under the terms of the co-development agreement, Ilex is required to pay all development costs in the United States and Canada, and 50% of approved development costs worldwide outside the United States and Canada. Ilex is responsible for conducting all clinical trials and the filing and prosecution of applications with applicable regulatory authorities in the United States and Canada. The Company retains the right to handle those matters in all territories outside the United States and Canada (excluding Japan and Southeast Asia). The Company retained the exclusive manufacturing and distribution rights in Europe and elsewhere worldwide, except for the United States, Canada, Japan and Southeast Asia. Assuming completion of development responsibilities by Ilex, the Company will pay Ilex a royalty on sales outside the United States, Canada, Japan and Southeast Asia, and Ilex will have United States and Canadian distribution rights and will pay the Company a royalty on sales in the United States and Canada. In addition, the Company is entitled to certain milestone payments. The Company also granted Ilex an option to purchase $1 million of Common Stock after completion of the pivotal Phase II clinical trial, and Ilex has an additional option to purchase $2 million of Common Stock after the filing of a new drug application in the United States for the use of clofarabine in the treatment of lymphocytic leukemia. The exercise price per share for each option is determined by a formula based upon an average price of the Company's shares around the date of exercise. Under the co-development agreement, Ilex also pays royalties to Southern Research Institute based on certain milestones. The Company continues to pay royalties to Southern Research Institute in respect to clofarabine.

As of December 31, 2001, the Company reported deferred revenue of $736,364 related to the contract with Ilex Oncology Inc. The Company is amortizing the deferred revenue, and recognizing revenues ratably, on a straight line basis concurrent with certain development activities described in the contract, through December 2002.

Deferred costs represents royalty payments that became due and payable upon the Company's execution of the co-development agreement with Ilex Oncology. Since the revenue related to the co-development agreement will be realized over the life of the agreement, the Company has deferred the costs related to the Ilex agreement. The Company will amortize such costs ratably, on a straight-line basis concurrent with development activities through December 2002. As of December 31, 2001, the Company has deferred costs of $337,500.

In January 2002, the Company's European orphan drug application for use of clofarabine to treat acute leukemia in adults was approved. Illex has also applied for orphan drug status in the United States for clofarabine. The application is currently pending.


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


Dana Farber

On August 20, 2001 the Company entered into a three year agreement with Dana-Farber / Partners Cancer Care, Inc., ("DF/PCC"). The agreement calls for DF/PCC to conduct a clinical study of trilostane. The Company holds an exclusive license, until the expiry of existing and new patents related to trilostane, to market trilostane in major international territories, and an agreement with a United Kingdom company to co-develop trilostane for other therapeutic indications. The DF/PCC study will be a Phase II study of trilostane for androgen independent prostate cancer. The Company has agreed to provide DF/PCC with a $40,000 grant in support of the study.


Note E.  Deferred Revenue

As of December 31, 2001, the Company reported deferred revenue of $736,364 related to the contract with Ilex Oncology Inc. The Company is amortizing the deferred revenue, and recognizing revenues ratably, on a straight-line basis concurrent with certain development activities described in the contract, through December 2002.


Note F.  Deferred Costs

Deferred costs represents royalty payments that became due and payable upon the Company's execution of the co-development agreement with Ilex Oncology. Since the revenue related to the co-development agreement will be realized over the life of the agreement, the Company has deferred the costs related to the Ilex agreement. The Company will amortize such costs ratably, on a straight-line basis concurrent with development activities through December 2002. As of December 31, 2001, the Company has deferred costs of $337,500.



Note G.  Stockholders' transactions

In August 2001, the Company issued 208,333 shares to officers of the Company.

In August 2001, the Company converted 150,000 of options previously issued to outside consultants to 150,000 shares of common stock.

In October 2001, the Company issued 134,035 shares to officers as payment for salaries accrued to September 30 2001. In October
2001 the Company issued 146,499 shares as payment for trade payables to certain creditors.

In connection with securing the Facility with SCO Capital, the Company issued warrants to purchase 1,500,000 shares of the Company's common stock at a strike price of $1.25 per share, subject to certain anti-dilution adjustments. The warrants expire five years from the date of issuance. The Company measured the fair market value of the warrants and recorded deferred financing costs of $1,755,000 which will be amortized over the term of the Facility. During the quarter ended December 31, 2001, the Company recorded interest expense of $219,375 relating to the amortization of such costs.

Additional warrants to acquire 1,500,000 shares with similar terms were also granted to SCO Capital. The warrants expire on February 16, 2002 and can be exercised only if the Company failed to complete the acquisition of Pathagon, Inc. ("Pathagon"). On February 5, 2002 the Company announced that it completed the acquisition of Pathagon.


Note H.  Related Party Transactions

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

Included in accounts payable and accrued liabilities are interest free loans payable to Christopher B. Wood, the Company's Chairman of the Board and Chief Executive Officer, amounting to $124,338 as of December 31, 2001.

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


Note I.  Subsequent Events

On February 5, 2002 the Company announced the completion of the acquisition of Pathagon, a privately held company focused on the development of novel anti-infective products and technologies. Affiliates of SCO Securities LLC, the Company's financial advisor and consultant, owned approximately 82% of Pathagon prior to the acquisition. Pathagon was acquired through the merger of Pathagon into a wholly owned acquisition subsidiary of the Company. Seven million shares of the Company's common stock have been issued to former Pathagon shareholders in the merger. The acquisition will be accounted for as a purchase business combination, in accordance with SFAS 141. With the acquisition, the Company adds rights to two marketed anti-infective technologies, the Oligon and methylene blue technologies, to its portfolio of products.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The information set forth in this Report on Form 10-QSB including, without limitation, that contained in this Item 2, Management's Discussion and Analysis and Plan of Operation, contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may differ materially from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be different from the expectations expressed in this report.




Overview

Bioenvision is an emerging biopharmaceutical company. Our primary business focus is the acquisition, development and distribution of drugs to treat cancer. Our two lead drugs are Modrenal, which is our first product to receive regulatory approval (in the United Kingdom) for marketing for breast cancer treatment, and clofarabine, which is currently in Phase II clinical trials under our recently executed co-development agreement with Ilex Oncology, Inc. (NASDAQ NM: ILXO) (Ilex). We have previously obtained rights to make, use and sell products derived from purine nucleoside analogs, of which clofarabine is the lead compound, pursuant to a license agreement with the Southern Research Institute. In January 2002, the Company's European orphan drug application for use of clofarabine to treat acute leukemia in adults was approved. As the leader in the co-development efforts in the United States of America ("United States") under our co-development agreement, Illex has also applied for orphan drug status in the United States for clofarabine. That application is currently pending. We have made solid progress in developing our product portfolio over the past twelve months. We have continued to incur losses during this development stage. Our management believes that we have the opportunity to become a leading oncology products pharmaceutical company in the next five years if we successfully market and distribute our two lead drugs. We anticipate that if those can be fully commercialized, revenues derived from our two lead drugs will permit us to further develop the twelve other products currently in our development portfolio. We currently plan to have as many as twelve products at market by the end of 2006. Although we intend to commence marketing our lead product, Modrenal, and to continue developing our existing platform technologies and commercializing products derived from such technologies, a key element of our business strategy is to continue to acquire, obtain licenses for, and develop new technologies and products that we believe offer a unique market opportunities and/or compliment our existing product lines.

We have obtained regulatory approvals in the United Kingdom to market our first product, Modrenal, for the treatment of post-menopausal breast cancer. We plan to commence marketing Modrenal in the United Kingdom by late 2002. Modrenal has a unique and previously unrecognized mode of action and is the first drug in a new class of agents that modulates hormone binding to the newly described second estrogen receptor, ER. We intend to seek regulatory approval for Modrenal in the United States as a second line therapy for hormone sensitive breast cancers. We believe that the potential market for Modrenal, based upon the sales of currently available drugs for hormonal therapy for breast cancers, is in excess of $1.8 billion of sales per annum worldwide. The results of extensive clinical trails to date with Modrenal show that it is at least as effective in second line treatment of advanced breast cancer as the currently available hormonal treatments, such as the SERM's and aromatase inhibitors, and more effective than these agents in certain specific patient types, such as those who have become tamoxifen-refractory. Furthermore, our management currently intends to price Modrenal in such a way as to make treatment with Modrenal compare very favorably, on a price basis, with the cost of treatment with the existing drugs used for second line therapy. We believe that this should result in cost benefits for physicians, patients and health-care systems.

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

We are considered a development-stage company for accounting purposes because we have not generated any material net revenues to date. Accordingly, we have no relevant operating history upon which an evaluation of our performance and prospects can be made. We are prone to all of the risks to the establishment of any new business venture. You should consider the likelihood of our future success to be highly speculative in light of our limited operating history, as well as the limited resources, problems, expenses, risks and complications frequently encountered by similarly situated companies. To address these risks, we must, among other things:

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


Results of Operations

Through December 31, 2001, we have acquired development and marketing rights to a portfolio of four platform technologies developed over the past fifteen years, from which a range of products have been derived and additional products may be developed in the future. We intend to commence marketing our lead product, Modrenal, and to continue developing our existing platform technologies and commercializing products derived from such technologies. However, a key element of our business strategy is to continue to acquire, obtain licenses for, and develop new technologies and products that we believe offer unique market opportunities and/or complement our existing product lines. Once a product or technology has been launched into the market for a particular disease indication, we plan to work with numerous collaborators, both pharmaceutical and clinical, in the oncology community to extend the permitted uses of the product to other indications. In order to market our products effectively, we intend to develop marketing alliances with strategic partners and may co-promote and/or co-market in certain territories.

The company reported revenues of $184,000 and $250,000 for the three month period ended December 31, 2001 and 2000 respectively. For the six months ended December 31, 2001 and 2000 the company reported revenues of $368,000 and $250,000. Revenues reflect the company's agreement with Ilex . Research and development costs for the three-month and six month period ended December 31, 2001 were $199,000 and $323,000 compared to the three-month and six-month period ended December 31, 2000 of $403,000 and $426,000. Administrative expenses for the three month and six month period ended December 31, 2001 were $147,000 and $304,000 a decrease of $71,000 and $217,000 from the three and six month periods ended December 31, 2000 of $375,000 and $592,000. The decrease in research and development costs and administrative expense reflects the Company's plan to minimize its non-development expenses until additional funding is secured. Administrative expenses are comprised mainly of legal account and other professional fees. The Company reported interest and finance charges of $454,000 for the six months ended December
31, 2001 and increase of $446,000 from the six months ended December 31, 2000. This increase reflects deferred charges related to the Company's financing agreement in August 2001 with Kevin Leech and SCO Capital in November 2001. Depreciation and amortization expense totaled $5,000 and $10,000 in the three and six month period ended December 31, 2001 compared to $6,000 and $8,000 in the three and six-month period ended December 31, 2000.


Critical Accounting Policies

An accounting policy that management believes is most critical to the Company's financial condition and operating results pertains to stock based compensation. In deriving the assumptions used in the computation of fair value of the warrants and options, management considered available information and exercised reasonable judgment.

Liquidity and Capital Resources

To date, the Company has incurred significant net losses, including net losses of $401,000 and $802,000 for the three months and six months ended December 31, 2001. The Company reported losses of $459,000 and $783,000 for the three months and six months ended December 31, 2000. The Company reported an accumulated deficit of $6,611,000 and $5,809,000 for the periods ended December 31, 2001 and 2000 respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company anticipates that we may continue to incur significant operating losses for the foreseeable future. There can be no assurance as to whether or when we will generate material revenues or achieve profitable operations. Our independent certified public accountants have indicated in their report on our financial statements for the year ended June 30, 2001 that certain factors raise substantial doubt about our ability to continue as a going concern.

Based on our operating plan, we are seeking arrangements for long-term funding through additional capital raising activities, including one or more offerings of equity and/or debt through private placements and/or public offerings. We are currently engaged in a private placement to selected accredited investors in an effort to obtain a minimum investment of $2.5 million and a maximum of $10 million. We believe that we need to obtain approximately $2.5 million in order to continue our development strategy as currently planned over the next twelve months, but we anticipate requiring the aggregate sum of approximately $5 million in order to continue our development strategy as currently planned over the next twelve months and also to have sufficient funds available to commence marketing Modrenal.
We are also actively seeking strategic alliances in order to develop and market its range of products. In August 2001, we obtained a $1 million unsecured line of credit facility from Jano Holdings Limited, which bears interest at 8% per annum, which we can draw upon, subject to the terms and conditions of the facility, through September 2002. As of December 31, 2001, the Company has utilized $197,000 of the facility. In November 2001, the Company entered into a senior, Secured Credit Facility ("The Facility") with SCO Capital. The agreement provides for up to $1,000,000 in short term financing, in four tranches of $250,000, based on criteria and covenants set forth in the agreement. The Facility is secured by the pledge of certain assets of the Company and earns interest at a rate of 6% per annum. In addition, the Company's officers have agreed to defer salaries, and our former outside counsel has agreed to defer certain fees, until the company has obtained sufficient long-term funding. Deferred salaries and fees amounted to approximately $92,500 for the three-month period ended December 31, 2001. Officers have also agreed to convert $910,681 of deferred salaries into shares of the Company's common stock. The shares were not issued as of December 31, 2001; accordingly the entire amount is reported as a non-current liability on our consolidated balance sheet as at December 31, 2001. On October 17, 2001 the Company's officers agreed to accept 134,035 shares in settlement of $154,000 of additional outstanding accrued salaries to September 30, 2001. On October 17, 2001 the Company's Board approved a plan to repay certain trade debt with shares of the Company's stock. A total of 146,499 shares were issued for the repayment of $168,000.

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

We received initial payment from Ilex of $1,350,000 which became non-refundable in March 2001 upon execution of our agreement with Ilex to co develop clofarabine. That sum is recognized as income for accounting purposes on a straight line basis over the period from March 2001, when the payment was received, through December 31, 2002, when Ilex is scheduled to complete Phase II trials of clofarabine and make another payment to us. A total of $368,000 of that payment was recognized as contract revenue for the six-month period ended December 31 2001. We are currently engaged in a private placement to selected accredited investors in an effort to obtain a minimum investment of $2.5 million and a maximum of $10 million. We believe that we need to obtain approximately $2.5 million in order to continue our development strategy as currently planned over the next twelve months, but we anticipate requiring the aggregate sum of approximately $5 million in order to continue our development strategy as currently planned over the next twelve months and also to have sufficient funds available to commence marketing Modrenal. We are currently relying on a $1 million line of credit from Jano Holdings Limited, which has been made available to us through September 2002, and a $1 million credit facility from SCO Capital that is available to the company through November 2002, to fund continuing operations. However, if we are unable to obtain the contemplated additional financing in the near future, or obtain all of the additional funds we are seeking, our development strategy would be delayed and our marketing campaign for Modrenal would be curtailed or delayed as we would then seek to reduce our rate of expenditure. In either case, our condition, financial and otherwise, business and prospects will be materially adversely affected.

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

     Goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized.
     All previously recognized goodwill and intangible assets with indefinite lives would no longer be subject to amortization.

     Effective July 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.

The Company is evaluating the impact that the application of the non-amortization provisions of the statements will have on the Company's financial statements.

In August 2001, the FASB issued SFAS 144, Accounting for the
Impairment or Disposal of Long-Lived Assets. The Company does not believe that SFAS 144 will have a material effect on the Company's financial statements.


New Developments

On February 5, 2002 the Company announced the completion of the acquisition of Pathagon, a privately held company focused on the development of novel anti-infective products and technologies. Affiliates of SCO Securities LLC, the Company's financial advisor and consultant, owned approximately 82% of Pathagon prior to the acquisition. Pathagon was acquired through the merger of Pathagon into a wholly owned acquisition subsidiary of the Company. Seven million shares of the Company's common stock have been issued to former Pathagon shareholders in the merger. The acquisition will be accounted for as a purchase business combination, in accordance with SFAS 141. With the acquisition, the Company adds rights to two marketed anti-infective technologies, the Oligon and methylene blue technologies, to its portfolio of products.

The Oligon technology includes a biomaterial that creates an electrochemical reaction between dissimilar metals, silver and platinum. This reaction actively releases silver ions into the immediate surrounding environment over extended periods of time and has demonstrated broad-spectrum effectiveness against bacteria, fungi and antibiotic resistant microorganisms. Silver ions, the active ingredient in materials incorporating the OLIGON technology, have been used for decades as an anti-bacterial agent. The anti-microbial technology has been approved by the FDA in the United States and commercial sales have begun through a license agreement with Edward's Life Sciences. Additional license agreements for the technology are anticipated. The Company will seek to conclude additional license agreements to commercialize the technology.

Pathagon also has acquired a worldwide license for the use of thiazine dyes such as methylene blue to inactivate pathogens in human blood products in vitro. Methylene blue has been used in Europe for years to inactivate pathogens in frozen or transfusion, plasma. Additionally, management believes that Thiazine dyed technology could have a role in cancer treatment, either alone or in combination with the Company's anti-cancer drugs.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There are currently no pending legal proceedings against the company.

Item 2. Changes in Securities

In October 2001, the Company issued 134,035 shares to officers as payment for salaries accrued to September 30 2001. The issuance of these securities was exempt from the registration requirements of the securities act under Section 4(2) and Regulation D of the securities act, as a transaction by an issuer not involving a public offering.

In October 2001, the Company issued 146,499 shares as payment for trade payables to certain creditors. The issuance of these securities was exempt from the registration requirements of the securities act under Section 4(2) and Regulation D of the securities act, as a transaction by an issuer not involving a public offering.

In connection with securing the Facility with SCO Capital, the Company issued warrants to purchase 1,500,000 shares of the Company's common stock at a strike price of $1.25 per share, subject to certain anti-dilution adjustments. The warrants expire five-years from the date of issuance. The issuance of these securities was exempt from the registration requirements of the securities act under Section 4(2) and Regulation D of the securities act, as a transaction by an issuer not involving a public offering.

Additional warrants to acquire 1,500,000 shares with similar terms were also granted to SCO Capital. The warrants expire on February 16, 2002 and can be exercised only if the Company failed to complete the acquisition of Pathagon, Inc. ("Pathagon"). On February 5, 2002 the Company announced that it completed the acquisition of Pathagon. The issuance of these securities was exempt from the registration requirements of the securities act under Section 4(2) and Regulation D of the securities act, as a transaction by an issuer not involving a public offering.

Item 3. Defaults upon Senior Securities
None

Item 4. Submission of Matters to a Vote of Security Holders

No matter has been submitted to a vote of security holders during the period covered by this report.

Item 5. Other information

There is no other information to report that is material to the Company's financial condition not previously reported.


Item 6. Exhibits and Reports on Form 8-K

Reports on Form 8-K:

The Registrant filed a Report on Form 8-K/A on July 26, 2001, reporting on Item 4--Change in Registrant's Certifying Accountant and Item 7---Financial Statements and Exhibits: Exhibit
16.1--Letter from Ernst & Young to the Securities and Exchange
Commission.

The registrant filed a report on Form 8-K\A on December 27, 2001, reporting the closing of a credit facility with SCO Capital
Partners.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date: February 14, 2002    By:   /s/ Christopher B. Wood, M.D.
                                 Christopher B. Wood, M.D.
                                 President.