Form 10QSB/A
period 2002-03-31
BIOENVISION INC
filed 2002-05-28
CIK 1028205

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

           [X] Quarterly Report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2002

                                 File # 0-24875

                                BIOENVISION, INC.

             (Exact name of registrant as specified in its charter)



                  Delaware                            13-4025857
                  --------                            ----------
           State of Incorporation                 IRS Employer ID No.


              One Rockefeller Plaza, Suite 1600, New York, NY 10020
              -----------------------------------------------------
                    (Address of principal Executive Offices)

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
                                  Yes  X    No
                                     -----    -----

         As of April 30, 2002, the following shares of the Registrant's common stock were issued and outstanding: Common Stock, $0.001 par value per share 16,687,786.

                                      INDEX

PART I - FINANCIAL INFORMATION
------------------------------

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

Bioenvision, Inc. and Subsidiaries
(a Development Stage company)
--------------------------------------------------------------------------------
Condensed Consolidated Balance Sheets

                                                                                                  March 31,           June 30,
                                                                                                    2002                2001
                                                                                                (Unaudited)
ASSETS

        Current assets
            Cash                                                                              $          --       $          --
            Deferred costs                                                                            245,455             337,500
            Deferred financing costs                                                                1,096,875                --
                                                                                              ---------------     ---------------
        Total current assets                                                                        1,342,330             337,500

        Property, plant and equipment, net                                                              4,012              18,097

        Other assets
            Patents and licensing rights,net                                                       12,234,357              15,698
            Deferred costs                                                                               --               184,091
            Deferred financing costs                                                                     --               207,500
                                                                                              ---------------     ---------------
                                                                                              $    13,580,699     $       762,885
                                                                                              ===============     ===============

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

        Liabilities
        Current liabilities
            Bank overdraft                                                                    $       160,335     $       127,241
            Accounts payable                                                                          622,786             785,134
            Other accrued liabilities                                                                 316,365             317,799
            Deferred revenue                                                                          552,273             736,364
            Loan payable                                                                              797,937                --
                                                                                              ---------------     ---------------
        Total current liabilities                                                                   2,449,696           1,966,538

        Long term liabilities
            Deferred revenue                                                                             --               368,182
            Officer's salaries                                                                        105,067             910,681
                                                                                              ---------------     ---------------
        Total long term liabilities                                                                   105,067           1,278,863
                                                                                                                             --
    Stockholders' equity (deficit)
        Common stock, $.001 par value                                                                  16,688               8,249
        Authorized 25,000,000 shares
        Issued and outstanding : 16,687,786 shares at March 31, 2002 and 8,248,919 shares at June 30, 2001
        Additional paid in capital                                                                 18,637,321           3,165,540
        Accumulated other comprehensive income                                                        152,346             152,346
        Deficit accumulated during development stage                                               (7,780,419)         (5,808,651)
                                                                                              ---------------     ---------------
            Total stockholders equity (deficit)                                                    11,025,936          (2,482,516)
                                                                                              ---------------     ---------------
                                                                                              $    13,580,699     $       762,885
                                                                                              ===============     ===============

The accompanying footnotes are an integral part of these financial statements.

Bioenvision Inc. and Subsidiaries
(a Development Stage company)
--------------------------------------------------------------------------------
Condensed Consolidated Statements of Operations
(Unaudited)

                                             Three months ended                    Nine Months Ended         Period from August 16
                                                  March 31,                            March 31,           1996 (inception) through
                                             2002              2001              2002              2001         March 31, 2002

Contract revenue                       $       184,091   $     1,108,000   $       552,273   $     1,350,000   $       833,244
                                       ---------------   ---------------   ---------------   ---------------   ---------------

Costs and expenses
      Research & development costs             283,805         1,015,327           687,020         1,441,164         3,401,638

      Administrative expenses                  185,181           277,875           488,837           869,900         3,495,659

      Interest and finance charges             458,628             4,909           912,258            12,279         1,179,906

      Depreciation and amortization            496,209               296           505,926             8,103           606,459
                                       ---------------   ---------------   ---------------   ---------------   ---------------
                                             1,423,823         1,298,407         2,594,041         2,331,446         8,683,662

                                       ---------------   ---------------   ---------------   ---------------   ---------------
      Net loss                         $    (1,239,732)  $      (190,407)  $    (2,041,768)  $      (981,446)  $    (7,850,418)
                                       ===============   ===============   ===============   ===============   ===============

      Basic & diluted net loss per
      share                            $         (0.09)  $         (0.02)  $         (0.20)  $         (0.12)

           Weighted average shares
           used in computing basic
           and diluted net loss
           per share                        14,045,109         7,976,419        10,435,997         7,976,419


The accompanying footnotes are an integral part of these financial statements.

Bioenvision, Inc. and Subsidiaries
(a Development Stage company)
--------------------------------------------------------------------------------
Condensed Consolidated Statements of Cash Flow
(Unaudited)

                                                                                                                Period from August
                                                                                        Nine           Nine         16, 1996
                                                                                       months         months      (inception)
                                                                                       ended          ended         through
                                                                                      March 31,      March 31,      March 31,
                                                                                        2002           2001           2002
                                                                                    ------------   ------------   ------------

Cash flows from operating activities
      Net loss                                                                      $ (2,041,718)  $   (981,733)  $ (7,850,418)
                                                                                    ------------   ------------   ------------
      Adjustments to reconcile net loss to net
        cash used in operating activities:
           Depreciation and amortization                                                 505,926         11,049        590,389
           Financing charges - non-cash                                                  906,125           --        1,113,625
           Gain on sale of fixed assets                                                     --             --           (8,228)
           Provision of free rent                                                           --             --           28,665
           Compensation cost for options issued to non employees                            --             --          124,500
           Compensation cost for shares issued to non employees                             --             --          365,776
      Changes in operating assets and liabilities
           Accounts receivable                                                              --             --          (11,750)
           Deferred costs                                                                276,136           --         (245,454)
           Deferred revenue                                                             (552,273)          --          552,272
           Accounts payable                                                              (28,860)       513,899        761,001
           Officers' salaries                                                            105,067           --        1,015,748
           Other accrued expenses and liabilities                                         (1,434)          --           35,759
                                                                                    ------------   ------------   ------------
      Net cash used in  operating activities                                            (831,031)      (456,785)    (3,528,115)
                                                                                    ------------   ------------   ------------

Cash flows from investing  activities
           Capital expenditures, net                                                        --             --         (165,596)
           Proceeds from sale of fixed assets, net                                          --             --           63,089
           Purchase of intangible assets                                                    --             --          (24,500)
                                                                                    ------------   ------------   ------------
      Net cash used in investing activities                                                 --             --         (127,007)
                                                                                    ------------   ------------   ------------

Cash flows from financing activities
           Bank overdraft                                                                 33,094             15        160,335
           Proceeds from issuance of common stock                                           --             --        2,268,512
           Loan financing                                                                797,937        456,774      1,090,254
                                                                                    ------------   ------------   ------------
      Net cash provided by financing activities                                          831,031        456,789      3,519,101
                                                                                    ------------   ------------   ------------
      Effect of exchange rate on cash                                                       --               11        136,021
                                                                                    ------------   ------------   ------------
                                                                                                                          --
Net increase in cash and equivalents                                                        --               15           --
Cash and equivalents, beginning of year                                                     --             --             --
                                                                                    ------------   ------------   ------------
Cash and equivalents, end of year                                                           --               15           --
                                                                                    ============   ============   ============


   Supplemental disclosure of cash flow information
      Interest paid                                                                 $      1,625   $      5,935   $    144,288

      Supplemental disclosure of non-cash financing and investing activities:
      Non cash issuance of warrants related to Jano financing agreement             $       --     $    415,000   $    415,000
      Non cash conversion of officers salary into common stock                           910,681           --          910,681
      Non cash conversion of trade payables into common stock                            322,613                       322,613
      Non cash issuance of warrants related to SCO financing agreement                 1,755,000           --        1,755,000
      Non cash issuance of stock related to Pathagon acquisition                      12,600,000           --       12,600,000

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

NOTE B - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

                                                           March 31, 2002
                                                           --------------
               Office equipment                             $      4,303
               Motor vehicles                                     36,603
                                                            ------------
                                                                  40,906
               Less:  Accumulated depreciation                    36,894
                                                            ------------
                                                            $      4,012
                                                            ============

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
                                                            ------------
                                                            $ 12,234,357
                                                            ============

On February 1, 2002, the Company completed the acquisition of Pathagon. The acquisition was accounted for as a purchase business combination in accordance with SFAS 141. The Company issued 7,000,000 shares of common stock to complete the acquisition, which was valued at $12,600,000 based on the 5-day average trading price of the stock ($1.80) from November 22, 2001, the day of the Company's announcement of the agreed upon acquisition. The purchase price was allocated to the acquired patent and licensing rights of OLIGON(R) and methylene blue, respectively, net of assumed liabilities of $108,000. The patent and licensing rights acquired are being amortized over 5 years, which is the estimated remaining contractual life of these assets. No goodwill was recorded on the transaction. Pathagon had no operations other than holding the patents and licenses acquired. As Pathagon had no operations, its pro-forma results and balances since the beginning of the fiscal year are not materially different. Amortization of patents and licensing rights amounted to $421,350 for the three months ended March 31, 2002, and for the next five fiscal years will amount to:
June 30, 2002, 1,042,000; 2003, 2,520,000; 2004, 2,520,000; 2005, 2,520,000;
2006, 2,520,000.

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

                       BIOENVISION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2002

                                   (Unaudited)


NOTE G - SUBSEQUENT EVENTS

On May 7, 2002 the Company authorized the issuance and sale of up to 5,920,000 shares of Series A Convertible Participating Preferred Stock, par value $0.001 per share ("Series A Preferred Stock"). Series A Preferred Stock may be converted into shares of common stock at an initial conversion price of $1.50 per share of common stock, subject to adjustment for stock splits, stock dividends, mergers, issuances of cheap stock and other similar transactions. Holders of Series A Preferred Stock also received, in respect of each share of Series A Preferred Stock purchased in the May 2002 Private Placement by the Company, one warrant to purchase one share of the Company's common stock at an initial exercise price of $2.00, subject to adjustment. The purchasers of Series A Preferred Stock also received certain demand and piggyback registration rights.

Through May 14, 2002, the Company has sold 5,683,332 shares of Series A Convertible Participating Preferred Stock in the May 2002 Private Placement $3.00 per share, resulting in aggregate gross proceeds of $17,049,999. A portion of the proceeds to the Company were used to retire the outstanding loan obligations to Jano Holdings and SCO Capital, and the related credit facilities were terminated. A portion of the proceeds were also used to repay deferred salaries and fees to officers of the Company amounting to $105,000.

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

On May 7, 2002 the Company authorized the issuance and sale of up to 5,920,000 shares of Series A Preferred Stock. The Series A Preferred Stock may be converted into shares of common stock at an initial conversion price of $1.50 per share of common stock, subject to adjustment for stock splits, stock dividends, mergers, issuances of cheap stock and other similar transactions. Holders of Series A Preferred Stock also received, in respect of each share of Series A Preferred Stock purchased in the May 2002 Private Placement, one warrant to purchase one share of the Company's common stock at an initial exercise price of $2.00 subject to adjustment. The purchasers of Series A Preferred Stock also received certain demand and piggyback registration rights.

Through May 14, 2002 the Company has sold 5,683,332 shares of Series A Convertible Participating Preferred Stock in the May 2002 Private Placement for $3.00 per share, resulting in aggregate gross proceeds of $17,049,999. A portion of the proceeds were used to repay the Jano Holdings and SCO Capital obligations, upon which those facilities were terminated as well as to repay deferred salaries and fees amounting to $105,000 and to pay fees and expenses related to the transaction.

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

In addition, a provisional product license has been granted in the United Kingdom for the use of trilostane for the treatment of Cushing's disease in dogs. In November 2001, we granted to Arnolds Ltd. ("Arnolds"), a major distributor of animal products in the United Kingdom, the right to market the drug for a six month trial period, after which time, if the results were satisfactory to Arnolds, we would enter into a licensing arrangement whereby Arnolds would pay royalties to us on sales from April 2002 onward. During the trial period, Arnolds has posted more than $400,000 of sales of the drug, which is marketed in the United Kingdom as Veteryl. Arnolds has licensed the drug from us for sale in the United Kindom market in consideration of a payment of a 10% royalty to us on sales from April 2002.

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



Date: May 22, 2002     By:   /s/ Christopher B. Wood, M.D.
                                 Christopher B. Wood, M.D.
                                 President.

                             /s/ Thomas S. Nelson, C.A.
                                 Thomas S. Nelson C.A.
                                 Chief Financial Officer




                                  End of Filing