Form 10QSB/A
period 2002-03-31
BIOENVISION INC
filed 2002-08-09
CIK 1028205

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                 Amendment No. 2
                                       To
                                  FORM 10-QSB/A


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

Bioenvision, Inc. and Subsidiaries
(a Development Stage company)
--------------------------------------------------------------------------------
Condensed Consolidated Balance Sheets


                                                                                                  March 31,           June 30,
                                                                                                    2002                2001
                                                                                                (Unaudited)
ASSETS

        Current assets
            Cash                                                                              $          --       $          --
            Deferred costs                                                                            245,455             337,500
            Deferred financing costs                                                                1,096,875                --
                                                                                              ---------------     ---------------
        Total current assets                                                                        1,342,330             337,500

        Property, plant and equipment, net                                                              4,012              18,097

        Other assets
            Patents and licensing rights,net                                                       12,498,584              15,698
            Deferred costs                                                                               --               184,091
            Deferred financing costs                                                                     --               207,500
                                                                                              ---------------     ---------------
                                                                                              $    13,844,926     $       762,885
                                                                                              ===============     ===============

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

        Liabilities
        Current liabilities
            Bank overdraft                                                                    $       160,335     $       127,241
            Accounts payable                                                                          622,786             785,134
            Other accrued liabilities                                                                 316,365             317,799
            Deferred revenue                                                                          552,273             736,364
            Loan payable                                                                              797,937                --
                                                                                              ---------------     ---------------
        Total current liabilities                                                                   2,449,696           1,966,538

        Long term liabilities
            Deferred revenue                                                                             --               368,182
            Officer's salaries                                                                        105,067             910,681
                                                                                              ---------------     ---------------
        Total long term liabilities                                                                   105,067           1,278,863
                                                                                                                             --
    Stockholders' equity (deficit)
        Common stock, $.001 par value                                                                  16,688               8,249
        Authorized 25,000,000 shares
        Issued and outstanding : 16,687,786 shares at March 31, 2002 and 8,248,919 shares at June 30, 2001
        Additional paid in capital                                                                 18,637,321           3,165,540
        Accumulated other comprehensive income                                                        152,346             152,346
        Deficit accumulated during development stage                                               (7,516,192)         (5,808,651)
                                                                                              ---------------     ---------------
            Total stockholders equity (deficit)                                                    11,290,163          (2,482,516)
                                                                                              ---------------     ---------------
                                                                                              $    13,844,926     $       762,885
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
(Unaudited)



                                             Three months ended                    Nine Months Ended         Period from August 16
                                                  March 31,                            March 31,           1996 (inception) through
                                             2002              2001              2002              2001         March 31, 2002

Contract revenue                       $       184,091   $     1,108,000   $       552,273   $     1,350,000   $       833,244
                                       ---------------   ---------------   ---------------   ---------------   ---------------

Costs and expenses
      Research & development costs             283,805         1,015,327           687,020         1,441,164         3,401,638

      Administrative expenses                  185,181           277,875           488,837           869,900         3,511,136

      Interest and finance charges             458,628             4,909           912,258            12,279         1,179,905

      Depreciation and amortization            231,982               296           241,699             8,103           326,757
                                       ---------------   ---------------   ---------------   ---------------   ---------------
                                             1,159,596         1,298,407         2,329,814         2,331,446         8,419,436

                                       ---------------   ---------------   ---------------   ---------------   ---------------
      Net loss                         $      (975,505)  $      (190,407)  $    (1,777,541)  $      (981,446)  $    (7,586,192)
                                       ===============   ===============   ===============   ===============   ===============

      Basic & diluted net loss per
      share                            $         (0.07)  $         (0.02)  $         (0.17)  $         (0.12)

           Weighted average shares
           used in computing basic
           and diluted net loss
           per share                        14,045,109         7,976,419        10,435,997         7,976,419



The accompanying footnotes are an integral part of these financial statements.

Bioenvision, Inc. and Subsidiaries
(a Development Stage company)
--------------------------------------------------------------------------------
Condensed Consolidated Statements of Cash Flow
(Unaudited)



                                                                                                                Period from August
                                                                                        Nine           Nine         16, 1996
                                                                                       months         months      (inception)
                                                                                       ended          ended         through
                                                                                      March 31,      March 31,      March 31,
                                                                                        2002           2001           2002
                                                                                    ------------   ------------   ------------

Cash flows from operating activities
      Net loss                                                                      $ (1,777,541)  $   (981,733)  $ (7,586,192)
                                                                                    ------------   ------------   ------------
      Adjustments to reconcile net loss to net
        cash used in operating activities:
           Depreciation and amortization                                                 241,699         11,049        326,757
           Financing charges - non-cash                                                  906,125           --        1,113,625
           Gain on sale of fixed assets                                                     --             --           (8,228)
           Provision of free rent                                                           --             --           28,665
           Compensation cost for options issued to non employees                            --             --          124,500
           Compensation cost for shares issued to non employees                             --             --          365,776
      Changes in operating assets and liabilities
           Accounts receivable                                                              --             --          (11,750)
           Deferred costs                                                                276,136           --         (245,453)
           Deferred revenue                                                             (552,273)          --          552,272
           Accounts payable                                                              (28,810)       513,899        760,406
           Officers' salaries                                                            105,067           --        1,015,748
           Other accrued expenses and liabilities                                         (1,434)          --           35,759
                                                                                    ------------   ------------   ------------
      Net cash used in  operating activities                                            (831,031)      (456,785)    (3,528,115)
                                                                                    ------------   ------------   ------------

Cash flows from investing  activities
           Capital expenditures, net                                                        --             --         (165,596)
           Proceeds from sale of fixed assets, net                                          --             --           63,089
           Purchase of intangible assets                                                    --             --          (24,500)
                                                                                    ------------   ------------   ------------
      Net cash used in investing activities                                                 --             --         (127,007)
                                                                                    ------------   ------------   ------------

Cash flows from financing activities
           Bank overdraft                                                                 33,094             15        160,335
           Proceeds from issuance of common stock                                           --             --        2,268,512
           Loan financing                                                                797,937        456,774      1,090,254
                                                                                    ------------   ------------   ------------
      Net cash provided by financing activities                                          831,031        456,789      3,519,101
                                                                                    ------------   ------------   ------------
      Effect of exchange rate on cash                                                       --               11        136,021
                                                                                    ------------   ------------   ------------
                                                                                                                          --
Net increase in cash and equivalents                                                        --               15           --
Cash and equivalents, beginning of year                                                     --             --             --
                                                                                    ------------   ------------   ------------
Cash and equivalents, end of year                                                           --               15           --
                                                                                    ============   ============   ============


   Supplemental disclosure of cash flow information
      Interest paid                                                                 $      1,625   $      5,935   $    120,920

      Supplemental disclosure of non-cash financing and investing activities:
      Non cash issuance of warrants related to Jano financing agreement             $       --     $    415,000   $    415,000
      Non cash conversion of officers salary into common stock                           910,681           --          910,681
      Non cash conversion of trade payables into common stock                            322,613                       322,613
      Non cash issuance of warrants related to SCO financing agreement                 1,755,000           --        1,755,000
      Non cash issuance of stock related to Pathagon acquisition                      12,600,000           --       12,600,000


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
                                                            ============

                       BIOENVISION, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2002

                                   (Unaudited)


NOTE C - PATENT AND LICENSING RIGHTS



                                                           March 31, 2002
                                                           --------------
               Patent and licensing rights                  $ 12,660,122
               Less:  Accumulated amortization                   161,538
                                                            ------------
                                                            $ 12,498,584
                                                            ============

On February 1, 2002, the Company completed the acquisition of Pathagon. The acquisition was accounted for as a purchase business combination in accordance with SFAS 141. The Company issued 7,000,000 shares of common stock to complete the acquisition, which was valued at $12,600,000 based on the 5-day average trading price of the stock ($1.80) from November 22, 2001, the day of the Company's announcement of the agreed upon acquisition. The purchase price was allocated to the acquired patent and licensing rights of OLIGON(R) and methylene blue, respectively, net of assumed liabilities of $108,000. The patent and licensing rights acquired are being amortized over 13 years, which is the estimated remaining contractual life of these assets. No goodwill was recorded on the transaction. Pathagon had no operations other than holding the patents and licenses acquired. As Pathagon had no operations, its pro-forma results and balances since the beginning of the fiscal year are not materially different. Amortization of patents and licensing rights amounted to $161,538 for the three months ended March 31, 2002, and for the next five fiscal years will amount to approximately: June 30, 2002, 406,000; 2003, 974,000; 2004, 974,000;
2005, 974,000; 2006, 974,000.


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


The Company reported revenues of $184,000 and $1,108,000 for the three-month periods ended March 31, 2002 and 2001, respectively. For the nine months ended March 31, 2002 and 2001, the Company reported revenues of $552,000 and $1,358,000, respectively. Revenues reflect the Company's agreement with Ilex. Research and development costs for the three-month and nine month period ended March 31, 2002 were $284,000 and $687,000, respectively, compared to the three-month and nine-month period ended March 31, 2001 of $1,015,000 and $1,441,000, respectively. Administrative expenses for the three month and nine-month period ended March 31, 2002 were $185,000 and $489,000, respectively, a decrease of $304,000 and $592,000 from the three and nine month periods ended March 31, 2001 of $278,000 and $870,000, respectively. The decrease reflects the Company's reduction of its non-development expenses until additional funding is secured. Administrative expenses are comprised mainly of legal, accounting and other professional fees. The Company reported interest and finance charges of $912,000 for the nine months ended March 31, 2002, an increase of $900,000 from the nine months ended March 31, 2001. This increase reflects deferred charges related to the Company's financing agreement in August 2001, with Kevin Leech and SCO Capital in November 2001. Depreciation and amortization expense totaled $232,000 and $242,000 in the three and nine-month period ended March 31, 2002, respectively, compared to $300 and $8,000 in the three and nine-month period ended March 31, 2001, respectively. The increase in amortization is related to the amortization of certain intangible assets acquired by the Company in its acquisition of Pathagon.

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

Item 6. Exhibits and Reports on Form 8-K


(a) Exhibits:

    Exhibit
      No.
    -------

    99.1       CEO Certification
    99.2       CFO Certification

(b) Reports on Form 8-K:


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

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



Date: August 9, 2002     By:   /s/ Christopher B. Wood, M.D.
                                 Christopher B. Wood, M.D.
                                 President.


                             /s/ Thomas S. Nelson, C.A.
                                 Thomas S. Nelson C.A.
                                 Chief Financial Officer




                                  End of Filing