Form 10KSB
period 2002-06-30
BIOENVISION INC
filed 2002-09-30
CIK 1028205

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-KSB

                                   (Mark One)
     X   Annual report under Section 13 or 15(d) of the Securities Exchange
    ---  Act of 1934. For the fiscal year ended June 30, 2002.

                                       OR

         Transition report under Section 13 or 15(d) of the Securities --- Exchange Act of 1934 for the transition period from
                     ________________ to ________________.

                        Commission File Number: 0-18299

                               BIOENVISION, INC.
                               -----------------
                 (Name of Small Business Issuer in Its Charter)

                 Delaware                                   13-4025857
     -------------------------------                   -------------------
     (State or Other Jurisdiction of                      (IRS Employer
      Incorporation or Organization)                   Identification No.)

                509 Madison Avenue
                    Suite 404
                New York, New York                           10022
     ----------------------------------------              ----------
     (Address of Principal Executive Offices)              (Zip Code)

       Registrant's telephone number, including area code: (212) 750-6700

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:

                              Title of Each Class:
                              -------------------
                         Common Stock, $0.001 par value

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year were $802,965.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the last price at which the stock was sold, as of September 17, 2002, was $4,900,149. The number of shares of common stock outstanding as of September 17, 2002 was 16,887,786.

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

Item 1.  Description of Business.

         Bioenvision is an emerging biopharmaceutical company. Our primary business focus is the acquisition, development and distribution of drugs to treat cancer. We have a broad range of products and technologies under development, but our two lead drugs are Clofarabine and Modrenal(R).

         We believe that our two lead products have the following competitive advantages over existing products at market:

Modrenal(R)(selective steroid receptor modulation           Clofarabine (purine nucleoside technology product)
technology product)
                                                            o    Broader cellular activity than most currently
o    Novel mode of action on estrogen receptor                   available nucleoside analogs, based on
                                                                 pre-clinical and clinical trials to date
o    Increases estrogen binding to ER(beta)
                                                            o    Greater range of clinical activity than other
o    46% response rate in international clinical                 nucleoside analogs
     trials of almost 800 patients with advanced
     breast cancer                                          o    Good oral bio-availability

o    Second line therapy for hormone-sensitive              o    Pre-clinical activity against some solid
     breast cancer                                               tumours

o    Possible combination therapy with Tamoxifen            o    Complete response in chronic and acute
                                                                 leukemia, based on clinical trials to date
o    Possible role in prostate and ovarian cancer

o    Favorable pricing compared to competitors

Anti-Cancer Product Portfolio
-----------------------------

Our anti-cancer product portfolio is as follows:

Product/Condition                   Pre-clinical       Phase I        Phase II         Phase III       At Market
------------------------------------------------------------------------------------------------------------------
Modrenal(R)/Breast Cancer                                                                              At
------------------------------------------------------------------------------------------------------------------
Abetafen/Prostate Cancer                                              Phase II
------------------------------------------------------------------------------------------------------------------
Modrenal(R)/Analog                  Pre-clinical
------------------------------------------------------------------------------------------------------------------
Clofarabine/Leukemia                                                  Phase II
------------------------------------------------------------------------------------------------------------------
Clofarabine/Lymphoma                                                  Phase II
------------------------------------------------------------------------------------------------------------------
Clofarabine/Solid Tumors                               Phase I
------------------------------------------------------------------------------------------------------------------
Gene Albumin                                           Phase I
------------------------------------------------------------------------------------------------------------------
TPO Gene                                               Phase I
------------------------------------------------------------------------------------------------------------------
Gossypol/Prostate Cancer                               Phase I
------------------------------------------------------------------------------------------------------------------
Gossypol/Bladder Cancer                                Phase I
------------------------------------------------------------------------------------------------------------------
Summary                                   1               5               3                0               1
==================================================================================================================

Non-Cancer Product Portfolio
----------------------------

Our non-cancer product portfolio is as follows:

Product/Condition                   Pre-clinical       Phase I        Phase II         Phase III       At Market
------------------------------------------------------------------------------------------------------------------
Oligon(R)IV catheters (ST)                                                                             At Market
------------------------------------------------------------------------------------------------------------------
Methylene Blue                                                                                         At Market
------------------------------------------------------------------------------------------------------------------
Veteryl(R)/Cushing's Disease                                                                           At Market
------------------------------------------------------------------------------------------------------------------
Modrefen /Alzheimer's Disease       Pre-clinical
------------------------------------------------------------------------------------------------------------------
Clofarabine/ Transplantation        Pre-clinical
------------------------------------------------------------------------------------------------------------------
Gene Therapy Vaccine/Various            R&D
------------------------------------------------------------------------------------------------------------------
Summary                                  2                 0              0                0               3
==================================================================================================================

Animal Health Product Portfolio
-------------------------------

Our animal health product portfolio is as follows:

Product/Condition                   Pre-clinical       Phase I        Phase II         Phase III       At Market
------------------------------------------------------------------------------------------------------------------
Modrestane(R)/ Cushing's Disease                                                                       At Market
------------------------------------------------------------------------------------------------------------------
Modrestane(R)/Alopecia X                                              Phase II
------------------------------------------------------------------------------------------------------------------
Clofarabine/Cancer                  Pre-Clinical
------------------------------------------------------------------------------------------------------------------
Cytostatic Agents /Cancer           Pre-clinical
------------------------------------------------------------------------------------------------------------------
Summary                                  2                 0              1                0               1
==================================================================================================================

         The animal healthcare market is a multi-billion dollar market (as demonstrated by publicly reported sales of large pharmaceutical companies) and we intend to exploit the value of our products in the veterinary field. This business segment is not a part of our core business and will be managed separately from our core human pharmaceuticals business.

Products and Technologies

         The following is a description of our current portfolio of platform technologies.

    Purine Nucleoside Technology

         We have a license from Southern Research Institute, Birmingham, Alabama, to develop and market purine nucleoside analogs which, based on third-party studies conducted to date, may be effective in the treatment of leukemia and lymphoma. The lead compound of these purine-based nucleosides is known as Clofarabine. To facilitate its development, we entered into a co-development agreement with Ilex Oncology, Inc. ("Ilex") in March 2001. Clofarabine has successfully completed Phase I/II clinical trials at M.D. Anderson Cancer Center, Houston, Texas. Three Phase II clinical trials have begun at MD Anderson and will be extended to other leading centers in the United States and Europe. In addition, a clinical trial exemption certificate has been granted for Clofarabine in the United Kingdom and approval for a Phase I/II trial of Clofarabine in lymphoma has been obtained in Switzerland. In January 2002, the European orphan drug application for use of Clofarabine to treat acute leukemia in adults was approved. The drug also has been granted orphan drug status in the United States. The combination of the Phase II trials in acute leukemia at M.D. Anderson Cancer Center and other leading cancer centers in the U.S. and Europe and the encouraging results from the Phase I and early Phase II studies lead us to be enthusiastic for the prospects of Clofarabine reaching the market, possibly as soon as the fourth quarter of calendar year 2003 or the first quarter of calendar year 2004.

         Under the terms of the agreement with Southern Research Institute, we were granted the exclusive worldwide license, excluding Japan and Southeast Asia, to make, use and sell products derived from the technology for a term expiring on the date of expiration of the last patent covered by the license (subject to earlier termination under certain circumstances), and to utilize technical information related to the technology to obtain patent and other proprietary rights to products developed by us and by Southern Research Institute from the technology. We plan to develop Clofarabine initially for the treatment of leukemia and lymphoma and to study its potential role in treatment of solid tumors.

         Pre-clinical testing of Clofarabine demonstrated that the drug has anti-tumor activity against a range of human and animal cancers, including hematological malignancies and several solid tumors. In addition, Clofarabine has been shown to have good oral bioavailability, and it is our intention to develop an oral preparation of the drug for clinical testing. Preliminary results from ongoing clinical studies indicate that Clofarabine may be an effective treatment for relapsed acute leukemias in adult and pediatric patients, as well as acute leukemias in adult and pediatric patients that have become resistant, or refractory, to prior treatments. According to researchers at M.D. Anderson Cancer Center, interim Phase II study results showed that 45% of adults with acute myelogenous leukemia (AML) achieved a complete remission
(CR) rate, and acute lymphocytic leukemia (ALL) patients achieved a 20% CR rate when treated with Clofarabine as a single agent. Data from a separate Phase I dose-escalation study demonstrated a 25% CR rate, and an overall response rate of 40%, in children with acute leukemias who were refractory to previous therapy. Trials in pediatric acute leukemias are currently ongoing in the U.S. and are planned to commence in Europe later this calendar year. Complete remission, in this context, means complete clearance of all leukemic cells from the blood and normalization of the blood count, sustained for a period of more than four weeks. In this context, a response, or partial response, has largely the same meaning, except that the bone marrow may still contain more than five percent but less than 25% blast cells (leukemic cells).

         Clofarabine appears to attack cancer cells in at least four ways:

         (1)      damaging DNA in cancer cells;

         (2)      preventing DNA repair by damaged cancer cells;

         (3) damaging the cancer cell's important control structures--the mitochondria; and

         (4) initiating the process of programmed cell death (apoptosis) in cancer cells.

         Clofarabine combines many of the favorable properties of the two most commonly used nucleoside analog drugs, fludarabine(R) and cladribine(R), but has several-fold greater potency, when compared to fludarabine(R), at damaging the DNA of leukemia cells. Clofarabine appears to achieve this greater potency by a process of breaking DNA chains and inhibiting an important enzyme, ribonucleotide reductase. Clofarabine distinguishes itself from other drugs by its broader activity; in particular, the manner in which it damages the cells mitochondria and initiates the process of programmed cell death (apoptosis). (See Blood 2000; volume 96, page 3537).

         Because Clofarabine is a potent inhibitor of DNA repair, we, along with our co-development partners in North America, ILEX, plan to explore the potential use of Clofarabine in combination with DNA damaging agents. This strategy has already been validated through the combination of fludarabine(R) with cyclophosphamide in the treatment of chronic lymphocytic leukemia (CLL).

         Purine Nucleoside--Solid Tumor. In pre-clinical tests, Clofarabine has shown anti-tumor activity against several human cancers, including cancers of the colon, kidney and prostate, as well as its action against leukemic cells. This activity against solid tumors distinguishes Clofarabine from other drugs in its class which have shown relatively little activity against solid tumors. We intend to develop Clofarabine as a potential drug for the treatment of certain solid tumors, such as colon and prostate cancer. The development strategy for Clofarabine as a solid tumor agent will run in conjunction with the program for hematological cancers, but is expected to take longer to complete clinical trials and will require a different marketing approach.

         Cancer of the colon is one of the most common cancers in the Western world with approximately 200,000 new cases in the United States each year. Surgery is the most successful treatment for the primary tumor. Once the cancer has spread the results of chemotherapy are disappointing and long-term survival figures have changed very little in the past 50 years. There is a great need for an effective chemotherapeutic agent to treat this disease, and a huge market potential exists for any drug that can induce tumor regression in patients with metastatic colon cancer. Prostate cancer affects 181,000 new patients in the United States each year. Initial treatment is directed at hormonal control of the disease, but in the event control is not achieved, chemotherapy usually is required. We intend to develop Clofarabine, or a derivative of Clofarabine, as a potential drug for the treatment of advanced colon and prostate cancer.

    Selective Steroid Receptor Modulation Technology

         We have commercial rights to a selective steroid receptor modulation technology, the lead compound of which is currently approved by regulatory authorities in the United Kingdom for the treatment of advanced breast cancer in post-menopausal women, and by regulatory authorities in Germany, for the treatment of certain adrenal disorders, such as Cushing's Disease. The product had also received marketing approval for the treatment of Cushing's disease in certain other European countries and the United States. The lead product, trilostane, is currently approved for marketing under the names Modrenal(R) and Modrastane(R).

         Breast cancer is, in general, a hormone-dependent disease, with estrogen being the principal hormone driving cell growth. Consequently, a major part of modern treatment is directed at blocking the action of estrogen, either at the site of production in the body or at the cell's estrogen receptor. The most widely used drug in this area, Tamoxifen(R), has been very successful in improving response rates and survival in women with breast cancer. Until recently, it was believed that estrogen acted via a single receptor on the cancer cell. However, it is now known that more than one estrogen receptor exists. Recent scientific data from Professor Gavin Vinson's laboratory at Queen Mary & Westfield College, London, England (part of the University of London) have shown that trilostane has a unique and previously unrecognized mode of action. The drug inhibits estrogen binding to the classical estrogen receptor (ER(alpha)) in an indirect (allosteric) fashion and also modulates estrogen binding to the newly-described second receptor, ER(beta). This makes trilostane the first drug in a new class of agents that specifically modulate ligand binding to ER(beta). This novel action may explain the high clinical response rates seen when the drug was given to breast cancer patients with Tamoxifen(R) resistance. Furthermore, trilostane's action is different from that of other known "hormonal agents" although its actions may be complementary to those of other drugs. Extensive clinical trials with the drug have shown that it is effective in a significant proportion of breast cancer patients, particularly those with hormone-sensitive tumors. Trilostane has no aromatase inhibitor activity, which distinguishes it from some of the competitor hormonal products currently marketed for the treatment of breast cancer. We believe that the new data presents the drug with considerable market potential, although there can be no assurance that the medical profession or the FDA will accept this new data or that the drug will be successful in the marketplace.

         Trilostane has been extensively studied in controlled trials in the United States, Europe and Australia, and almost 800 patients with breast cancer have been treated with trilostane. Its anti-tumor activity has been well documented and the drug has been shown to produce tumor response rates of up to 55% in women with hormone-sensitive breast cancer. In a sub-set analysis of the clinical trial data, patients with hormone-sensitive breast cancer who had responded to one or more hormonal therapies were given trilostane upon relapse of the cancer. The response rate was above 40% in this group of patients. This compares to a response rate of about 30-35% with currently marketed aromatase inhibitors and approximately 25% with herceptin given as second line therapy. Most of the patients in the sub-set had received Tamoxifen(R) as first-line therapy. Thus, trilostane given as follow-on, or salvage, therapy has a response rate in excess of those reported for the drugs currently in use for second-line treatment in this disease. Furthermore, trilostane has an acceptable side-effect profile. On the basis of these data, trilostane was granted a product license in the United Kingdom for the treatment of post-menopausal breast cancer.

         We hold an exclusive license, until the expiration of existing and new patents related to trilostane, to market trilostane in major international territories, and an agreement with a United Kingdom company to co-develop trilostane for other therapeutic indications. Trilostane is currently manufactured by third-party contractors in accordance with good manufacturing practices. We have no plans to establish our own manufacturing facility for trilostane, but will continue to use third-party contractors.

         We plan to launch Modrenal(R) by late calendar 2002 in the United Kingdom for use in the treatment of post-menopausal breast cancer. We also intend to seek regulatory approval for Modrenal(R) in the United States as salvage therapy for hormone-sensitive breast cancers. This would target patients that have hormone-sensitive cancers and have become refractory to prior hormone treatments, such as Tamoxifen(R) or aromatase inhibitors. We believe that the potential market for Modrenal(R), based upon the sales of currently available drugs for hormonal therapy for breast cancers, is in excess of $1.8 billion of sales per annum worldwide. The results of extensive clinical trails to date with Modrenal(R) show that it is at least as effective in second line or third line treatment of advanced breast cancer as the currently available hormonal treatments, such as the selective estrogen receptor modulators, or SERMs, and aromatase inhibitors, and more effective than these agents in certain specific patient types, such as those who have become Tamoxifen(R)-refractory. Furthermore, our management currently intends to price Modrenal(R) in such a manner as to make treatment with Modrenal(R) compare very favorably, on a price basis, with the cost of treatment with the existing drugs used for second line or third line therapy. We believe that this pricing strategy should result in cost benefits for physicians, patients and health-care systems.

         Anti-Estrogen Prostate. We have received Institutional Review Board approval from the Massachusetts General Hospital for a Phase II study of trilostane for the treatment of androgen independent prostate cancer. The study will be conducted by The Dana Faber Cancer Institute.

         The human prostate gland is under the control of several hormones, including androgens and estrogen. Receptors for estrogen have been identified in the prostate gland, and the newly discovered "second receptor," ER(beta), has been isolated from the human prostate gland. ER(beta) is also highly expressed in uterine and ovarian tissue. Prostate cancer, in most cases, is initially hormone-dependent and treatment of the disease is usually directed toward blocking the action of the relevant hormones. Unfortunately, it is a common occurrence for the cancer cells to become resistant to the standard hormonal agents. We believe that this is probably due to the inability of currently available treatments to block all the receptors on the prostate cancer cells. The ability of trilostane to control prostate cell growth by altering hormone binding on important receptors could expand the treatment options for patients with prostate cancer.

         Since adrenal disorders are relatively uncommon in humans, our strategy is not to aggressively market trilostane for these indications, but, rather, to focus our marketing efforts on trilostane for the treatment of breast and prostate cancer, which have considerably greater market potential. We intend to file for applicable regulatory approval of trilostane for treatment of breast cancer in the United States within months after discussing the appropriate course of regulatory consideration with applicable regulators. We will, however, pursue opportunities for adrenal disorder products on a smaller scale, principally in the veterinary market, which we believe will generate modest revenues over the near term. Marketing approval for trilostane's use in the veterinary market has been granted in the United Kingdom and the drug is being distributed by a third party. Under the terms of a co-development agreement, we were granted the exclusive worldwide license, excluding Japan and South Africa, to make, use and sell products derived from this technology for a term expiring on the date of expiration of the last patent covered by the license, subject to earlier termination under certain circumstances, in exchange for, among other things, certain royalty payments based on gross sales of products derived from the technology.

         We also plan to devote our research efforts to discover new applications for trilostane and related products. The latest work has allowed new patents to be filed which, if granted, will extend broadly the commercial potential for trilostane and related products. In addition, a new analog of trilostane, which shows increased activity compared with trilostane, is being developed and is the subject of new patent filings.

     OLIGON(R) Technology

         With the acquisition of Pathagon in February 2002, we acquired patents, technology and technology patents relating to OLIGON(R) anti-infective technology, and have licensed rights from Oklahoma Medical Research Foundation to the use of thiazine dyes, including methylene blue, for other anti-infective uses.

         The OLIGON(R) technology is based on the antimicrobial properties of silver ions. The broad spectrum activity of silver ions against bacteria, including antibiotic-resistant strains, has been known for decades. OLIGON(R) materials have application in a wide range of devices and products, including vascular access devices, urology catheters, pulmonary artery catheters and thoracic devices, renal dialysis catheters, orthopedic devices and several other medical and consumer product applications. One application of the OLIGON(R) technology has been licensed to a third party, which is currently marketing the technology in its line of short-term vascular access catheters.

         Six U.S. patents for the OLIGON(R) technology have been granted and additional patents have been filed. In addition, patents have been filed in Europe, Canada and Japan.

         The OLIGON(R) technology specifically targets hospital-acquired infections, the rate of which tripled between 1980 and 1990 and which accounts for approximately $11 billion of extra expense to the U.S. healthcare system each year. According to the U.S. Centers for Disease Control, $6.5 billion of this expense is related to infections associated with medical devices, including vascular access and urology catheters, and is unreimbursable to hospitals. OLIGON(R) devices will be marketed as next generation products into large existing markets. Manufacturers of existing products are aware of the seriousness of device related infections, but none has been able to develop technology that imparts antimicrobial efficacy to surfaces of implanted devices over long periods of time. OLIGON(R) effectively addresses these requirements.

         Edwards Lifesciences has released OLIGON(R) catheters on a limited basis to Centers of Excellence in select European countries with very positive results. In addition, since there are no changes required in user procedures the anti-infective devices have been well accepted by the medical community.

     Methylene Blue Technology

         We have licensed from Oklahoma Medical Research Foundation the rights to use a range of thiazine dyes, the most well known of which is methylene blue, for the in vitro and in vivo inactivation of pathogens in biological fluids. Methylene blue, especially when irradiated by light, acts by preventing replication of nucleic acid (DNA and RNA) in pathogens. Methylene blue is currently used commercially in Europe to inactivate pathogens found in blood transfusion products, with excellent safety and effectiveness.

         Blood transfusions are required to treat a variety of medical conditions and, to meet that need, over 90 million blood donations occur each year. Of these, approximately 39 million donations occur in North America, Western Europe and Japan. Methylene blue is currently used in several European countries to inactivate pathogens in fresh frozen plasma (FFP). We intend to work closely with international blood collection agencies to maximize the value of our intellectual property position.

     Gene Therapy Technology

         Our product portfolio also includes a variety of gene therapy products which, we believe, may offer advancements in the field of cancer treatment and may have additional applications in certain non-cancer diseases such as diabetes, cystic fibrosis and other auto-immune disorders. Pursuant to a co-development agreement with the Royal Free and University College Medical School and a Canadian biotechnology company, we are developing DNA vector technologies which, based on pre-clinical research and early Phase I clinical trials, we believe are capable of elevating albumin levels in cancer and cirrhosis patients with hypo-albuminemia, a serious physiological disorder. We believe this has considerable market potential since low albumin levels are considered to be very dangerous consequences of many diseases, including cirrhosis and liver cancer.

     Cytostatic Technology

         We have acquired a license to develop a distinct group of compounds that we believe could play an important role in controlling the rate of growth of cancer cells. In some cancers, such as cancer of the bladder and skin, drugs that stop cell growth (cytostatics) can be as effective as drugs that kill the cell by direct toxicity (cytotoxics). The cytostatic drugs we are developing are believed to work by blocking cell division and reversing the malignant process in the cancer cell. The first compound is a synthetic analog of a drug derived from a naturally grown plant, which has been widely tested for a variety of clinical indications. The results of this testing have been published in the medical literature. In particular, the drug has shown efficacy against certain cancers by, it is believed, preventing cell division and promoting cell differentiation.

         We plan to develop more potent analogs and to study their role in the process of cell differentiation and the prevention of the spread of cancer cells. The first compound derived from this technology is currently approved for a Phase I clinical trial at a leading United Kingdom cancer center.

     Animal Health Products

         We also have one animal health product, Veteryl(R), at market in the United Kingdom for the treatment of Cushing's disease in dogs. In November 2001, we granted to Arnolds Ltd., a major distributor of animal products in the United Kingdom, the right to market the drug for a six-month trial period, after which time, if the results were satisfactory to Arnolds, we would enter into a licensing arrangement whereby Arnolds would pay royalties to us on sales from April 2002 onward. During the trial period, Arnolds posted more than $400,000 of sales of the drug. Arnolds has licensed the drug from us for sale in the United Kingdom market in consideration of a payment of a 5% royalty on sales. We have established a separate division to market this product. The animal healthcare market is a multi-billion dollar market (as demonstrated by sales of large pharmaceutical companies) and we intend to exploit the value of our products in the veterinary field. This business segment is not a part of our core business and will be managed separately from our core human pharmaceuticals business.

Patents and Proprietary Rights

         Our success will depend, in part, upon our ability to obtain and enforce protection for our products under United States and foreign patent laws and other intellectual property laws, preserve the confidentiality of our trade secrets and operate without infringing the proprietary rights of third parties. Our policy is to file patent applications in the United States and/or foreign jurisdictions to protect technology, inventions and improvements to our inventions that are considered important to the development of our business. Also, we will rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop a competitive position.

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

Sales and Marketing

         We intend to establish strategic partnerships for the marketing, sales and distribution of our products in North America and certain countries in Europe.. As of the date of this prospectus, we have one such arrangement in place with Ilex for the co-development and marketing of one of our initial lead products, clofarabine, and another arrangement with Edwards Lifesciences for the marketing of short-term vascular access catheters using the OLIGON(R) technology. We may also seek to engage in our own direct marketing and sales. However, in order to market any of our products directly, we would need to establish a marketing and sales team with technical expertise and distribution capability or contract with other pharmaceutical and/or health care companies with distribution systems and direct sales teams. We have not yet established a marketing and sales team and we currently intend primarily to rely on our co-development partners for sales and marketing initiatives.

         Our marketing policy will be to generate awareness of our products and target the two key audiences for our products - doctors and patients. Medical education will be a priority, with the use of peer-opinion leaders, clinical trials at major centers, satellite symposia and conferences, product advertising in specific scientific journals and trained sales personnel. Patient education is carefully controlled and is important to our marketing approach. Patient education is particularly important because Modrenal(R), our first product for which we have obtained regulatory approval (in the United Kingdom) for marketing for use in a type of cancer treatment, is effective for patients with post-menopausal breast cancer, one of the most common cancers in women. In particular, the drug is approved as follow-on treatment for patients who have previously responded to hormonal therapy. This is a large market and, based on the current world sales of the major hormonal treatments - SERM's and aromatase inhibitors - we expect trilostane is targeted at a market which currently experiences sales in excess of $1.8 billion annually worldwide.

         If the trials of trilostane in prostate cancer prove successful, we will have a drug for treating a cancer found in approximately 180,000 men each year in the United States. We will work with patient help organizations, inform the lay public through consumer journals and television.

Manufacturing

         We do not have and do not intend to establish any internal product testing, manufacturing or distribution capabilities. Our strategy is to enter into collaborative arrangements with other companies for the clinical testing, manufacture and distribution of its products. These collaborators are generally expected to be responsible for funding or reimbursing all or a portion of the development costs, including the costs of clinical testing necessary to obtain regulatory clearances and for commercial-scale manufacturing, in exchange for exclusive or semi-exclusive rights to market specific products in particular geographic territories. Manufacturers of our products will be subject to Good Manufacturing Practices prescribed by the FDA or other rules and regulations prescribed by foreign regulatory authorities.

Raw Materials

         Our raw materials (such as laboratory chemicals) and other supply items to be used in our research and development processes are available from many different suppliers and are generally available in sufficient quantities in timely fashion. We do not anticipate any significant problems in the availability of, or significant price increases for, required raw materials or other production items in the foreseeable future.

Research and Development

         In developing new products, we consider a variety of factors including:
(i) existing or potential marketing opportunities for these products; (ii) our capability to arrange for these products to be manufactured on a commercial scale; (iii) whether or not these products complement our existing products;
(iv) the opportunities to leverage these products with the development of additional products; and (v) the ability to develop co-marketing relationships with pharmaceutical and/or other companies with respect to the products. We intend to fund future research and development activities at a number of medical and scientific centers in Europe and the United States. Costs related to these activities are expected to include: clinical trial expenses; drug production costs; salaries and benefits of scientific, clinical and other personnel; patent protection costs; analytical and other testing costs; professional fees; and insurance and other administrative expenses. We currently have three scientists currently working on a full-time basis who are involved in research and development activities. We estimate that that we have spent $1,565,908 and $1,900,000 on research and development activities in 2001 and 2002, respectively.

Industry Overview

         The biopharmaceutical industry has evolved significantly since its commercial inception in the 1970s and is currently approaching a period of sustained growth. We believe that this industry growth, together with the maturing state of the existing biotechnology sector, will strengthen the large pharmaceutical companies and result in the emergence of a new generation of biopharmaceutical companies. To be successful, this new breed of biopharmaceutical company must have the ability to harness rapidly advancing technology, provide solutions for previously unmet therapeutic needs, ensure faster development of new drugs and allow flexibility to exploit changing market conditions. We seek to be at the forefront of this new generation of biopharmaceutical companies, linking the technological skills of doctors and scientists in Europe and North America with the U.S. and European capital markets.

         The World Health Organization estimated in 2000 that globally, there were 3.5 million deaths and 5.3 million new cases of cancer annually. As would be expected, the prevalent US cancer population at 3.2 million dwarfs those of other major markets. In addition, cancer causes a major drain on health-care resources. The Imperial Cancer Research Fund estimates that one out of every three people worldwide will contract some form of cancer at some point in their life. The World Health Organization estimates that globally over seven million people will lose their lives to cancer this year alone.

         The National Cancer Institute estimated in 2000 the overall costs for cancer to be $107 billion in the United States; $37 billion for direct costs, $11 billion for morbidity costs and $59 billion for mortality costs. Treatment of breast, lung and prostate cancer account for over half the direct medical costs.

         The table below shows the forecast global cancer treatment market for the period 2001-2007. The overall market is forecast to grow from $29.4 billion in 2001 to $42.8bn in 2007, representing an average annual growth rate of 6.5%.

Forecast Global Cancer Treatment Market 2001 - 2007 (amounts in $ billions)
---------------------------------------------------------------------------

Drug Class            2001      2002      2003      2004      2005      2006      2007
-----------------   -------   -------   -------   -------   -------   -------   -------
Adjunct therapies   $11,321   $11,834   $12,347   $12,860   $13,373   $13,752   $14,132
Cytotoxics            8,651     9,136     9,501     9,881    10,277    10,585    10,902
Hormonals             5,720     5,841     5,950     5,952     5,856     5,688     5,464
Innovative agents     3,679     4,665     5,650     7,126     8,602    10,432    12,261
                    -------   -------   -------   -------   -------   -------   -------
        TOTALS      $29,372   $31,476   $33,448   $35,820   $38,108   $40,457   $42,760
                    =======   =======   =======   =======   =======   =======   =======

Source:  Reuters, 2002

         We believe that new cancer therapies increasingly will be required to be more cost-effective and allow for alternate site or in-home treatment and to improve patient quality of life during treatment.

Government Regulation

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

         The process required by the FDA under the new drug provisions of the Federal Food, Drug and Cosmetics Act before our products may be marketed in the United States generally involves the following:

         o        pre-clinical laboratory and animal tests;

         o submission to the FDA of an investigational new drug application, or IND, which must become effective before clinical trials may begin;

         o adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed pharmaceutical in our intended use;

         o        submission to the FDA of a new drug application; and

         o        FDA review and approval of the new drug application.

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

         Human clinical trials are typically conducted in three sequential phases which may overlap:

         o PHASE I: The drug is initially introduced into healthy human subjects or patients and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion;

         o PHASE II: Studies are conducted in a limited patient population to identify possible short term adverse effects and safety risks, to determine the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage;

         o PHASE III: Phase III trials are undertaken to further evaluate clinical efficacy and to further test for safety in an expanded patient population, often at geographically dispersed clinical study sites. Phase III or IIb/III trials are often referred to as pivotal trials, as they are used for the final approval of a product.

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

         We are subject to numerous other federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control, and disposal of hazardous or potentially hazardous substances. We may incur significant costs to comply with such laws and regulations now or in the future. In addition, we cannot predict what adverse governmental regulations may arise from future United States or foreign governmental action.

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

         One of Bioenvision's lead drugs, Clofarabine, has been granted Orphan Drug Status in the U.S. and Europe, and is currently undergoing multi-center Phase II trials. Listed below are other Cytotoxic Agents currently at market.

                                                                                                                      Growth
                                                                                            1999     2000     2001   2000-01
Company         Brand                    Generic                  Class                     ($m)     ($m)     ($m)     (%)
-------------   ----------------------   ----------------------   ---------------------   -------  -------  -------  -------
BMS             Taxol                    Paclitaxel               Other Cytotoxics         1,481    1,592    1,197    -24.8
Aventis         Taxotere                 Docctaxel                Other Cytotoxics           461      686      925     34.8
Lilly           Gemzar                   Gemcitabine              Antimetabolite             453      559      723     29.3
BMS             Paraplatin               Carboplatin              Other Cytotoxics           600      690      702      1.7
Pharmacia       Camptosar                irinorccan               Other Cytotoxics           293      441      613     39.0
Taiho           UFT                      tegafur uracil           Antimetabolite             460      440      420e    -4.5
Pharmacia       Pharmorubicin/Ellence    cpirubein                Cytotoxic Antibiotics      206      199      261     31.2
Ivax            Paxene                   paclitaxel               Other Cytotoxics           n/a       35      215    514.3
Roche           Furtulon                 doxifluridine            Antimetabolite             166      201      201      0.0
Aventis         Campro                   irinotecan               Other Cytotoxics            83      139      186     33.8
Sanofi          Eloxatine                oxilaplatin              Other Cytotoxics            72      130      181     39.2
SP              Temodar                  temozolomide             Alkylating agents           36      121      180     48.8
Roche           Xeloda                   capecitabine             Antimetabolite              53       89      155     74.0
GSK             Hycarntin                topotecan                Other Cytotoxics           141      144      131     -9.0
Schering AG     Fludara                  fludarabine              Antimetabolite              79      102      120     17.6
BMS             Ifex                     ifosfamide               Alkylating agents           88      108      120e    11.1
Alza US         Doxil/Caelyx             liposomal/ doxorubicin   Cytotoxic Antibiotics       66       82      100     22.0
Pierre Fabre    Navelbine                vinorelbine              Vae                         76       82       90e     9.8
Wyeth           Novantrone               mitoxantrone             Cytotoxic Antibiotics       45       60       71     18.7
BMS             VcPesid                  ctoposide                Vae                         77       70       65e    -7.1
GSK             Navelbine                vinorelbine              Vae                         67       65       63e    -3.1
Pharmacia       Adriamycin               doxorubicin              Cytotoxic Antibiotics       65       62       55e   -11.3
BMS             Hydrea                   hydroxyurea              Alkylating agents           56       52       48e    -7.7

Others                                                                                     1,824    1,776    1,829      3.0
                                                                                           -----    -----    -----    -----
         TOTAL                                                                             6,948    7,925    8,651      9.2
                                                                                           =====    =====    =====    =====

Source:  Reuters, 2002

         Another of Bioenvision's lead drugs, Modrenal(R) is approved in the UK for the treatment of post-menopausal patients with advanced breast cancer. In particular, the drug is approved as follow-on treatment for patients who previously have responded to hormonal therapy.

         Listed below are other hormonal therapies currently at market.

                                                                                                                      Growth
                                                                                            1999     2000     2001   2000-01
Company         Brand                    Generic                  Class                     ($m)     ($m)     ($m)     (%)
-------------   ----------------------   ----------------------   ---------------------   -------  -------  -------  -------
TAP             Lupron                   Leuprorelin              LHRH agonsists             775      798      833      4.4
AstraZeneca     Zoladex                  Goserelin                LHRH agonsists             686      734      728     -0.8
AstraZeneca     Nolvadex                 Tamoxifen                Anti-estrogens             573      576      630      9.4
AstraZeneca     Casodex                  Bicalulamide             Anti-estrogens             340      433      569     31.4
Takeda          Leuplin                  leuprorelin              LHRH agonsists             485      515      530e     2.9
Barr            Tamoxifen                Tamoxifen                Anti-estrogens             297      322      501     55.6
Pharmacia       Depo-Provera             Medroxy                  Progestagens               252      272      283      4.0
AstraZeneca     Arimidex                 Anastrozole              Aromatase Inhibitors       140      156      191     22.4
Abbott          Lupron                   leuprorelin              LHRH agonsists             140      153      163      6.5
BMS             Megace                   megestrol                Progestagens               114      180      150e   -16.7
Novartis        Femara                   letrozole                Aromatase Inhibitors        57       74      125     68.9
Ipsen           Deccapepryl              triptorelin              LHRH agonsists             100      105      110e     4.8
Aventis         Nilandron                nilutamide               Anti-androgens              72       87       93e     6.9
Schering AG     Androcur                 cyproterone              Anti-androgens              91       95       92     -3.0
Aventis         Suprecur/                buserelin                LHRH agonsists              83       84       85e     1.7
                Suprefact
SP              Eulexin                  flutamide                Anti-androgens             155      128       83    -35.2
Pharmacia       Aromasin                 exemestane               Aromatase Inhibitors       n/a       36       65e    80.6
Nihun Kayaku    Odyne                    flutamide                Anti-androgens              71       65       62e    -4.5
Teikoku         Prostal                  chlormadinone            Progestagens                63       63       62e    -1.6
Hormone
Novartis        Lentaron                 formestane               Aromatase Inhibitors        47       45       43e    -4.4
Nihun Kayaku    Fareston                 toremifene               Anti-estrogens              44       43       40e    -6.1
Novartis        Afema                    tadrozole                Aromatase Inhibitors        22       25       23e    -8.0
Mitsui          Tasuomin                 Tamoxifen                Anti-estrogens              10        9        9e    -3.2

Others                                                                                       237      240      250      4.3
                                                                                           -----    -----    -----    -----
         TOTAL                                                                             4,855    5,237    5,720      9.2
                                                                                           =====    =====    =====    =====

Source:  Reuters, 2002

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

Employees

         As of June 30, 2002, we had 8 full-time and 2 part-time employees. Of these, 5 are in management, 1 is in sales/marketing, 1 is in administration and 3 are in research and development. We believe our relationships with our employees are satisfactory.

Corporate History

         We were incorporated as Express Finance, Inc. under the laws of the State of Delaware on August 16, 1996, and changed our name to Ascott Group, Inc. in August 1998 and further to Bioenvision, Inc. in December 1998, at which time the Company merged with Bioenvision, Inc, (`Old Bioenvision') a development stage Company primarily engaged in the research and development of products and technologies for the treatment of cancer.

         On February 1, 2002, we completed the acquisition of Pathagon Inc., a non-public company focused on the development of novel anti-infective products and technologies. Pathagon's principal products, OLIGON(R) and methylene blue, are ready for market. Affiliates of SCO Capital Partners LLC, our financial advisor and consultant, owned 82% of Pathagon prior to the acquisition. We acquired 100% of the outstanding shares of Pathagon in exchange for 7,000,000 shares of our common stock. The acquisition has been accounted for as a purchase business combination in accordance with SFAS 141. With the acquisition, we added rights to OLIGON(R) and methylene blue to our product portfolio.

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

         To date, we have incurred significant net losses, including net losses of $5,735,981 for the year ended June 30, 2002. At June 30, 2002, we had a deficit accumulated of $21,027,299. We anticipate that we may continue to incur significant operating losses for the foreseeable future. We may never generate material revenues or achieve profitability and, if we do achieve profitability, we may not be able to maintain profitability.

Clinical trials for our products will be expensive and may be time consuming, and their outcome is uncertain, but we must incur substantial expenses that may not result in any viable products.

         Before obtaining regulatory approval for the commercial sale of a product, we must demonstrate through pre-clinical testing and clinical trials that a product candidate is safe and effective for use in humans. Conducting clinical trials is a lengthy, time-consuming and expensive process. We will incur substantial expense for, and devote a significant amount of time to pre-clinical testing and clinical trials.

         Historically, the results from pre-clinical testing and early clinical trials have often not been predictive of results obtained in later clinical trials. A number of new drugs have shown promising results in clinical trials, but subsequently failed to establish sufficient safety and efficacy data to obtain necessary regulatory approvals. Data obtained from pre-clinical and clinical activities are susceptible to varying interpretations, which may delay, limit or prevent regulatory approval. Regulatory delays or rejections may be encountered as a result of many factors, including changes in regulatory policy during the period of product development. Regulatory authorities may require additional clinical trials, which could result in increased costs and significant development delays.

         Completion of clinical trials for any product may take several years or more. The length of time generally varies substantially according to the type, complexity, novelty and intended use of the product candidate. Our commencement and rate of completion of clinical trials may be delayed by many factors, including:

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

         o        lack of efficacy during the clinical trials; or

         o        government or regulatory delays.

If our development agreement with ILEX does not proceed as planned we may incur delay in the commercialization of Clofarabine, which would delay our ability to generate sales and cash flow from the sale of Clofarabine.

         ILEX has primary responsibility for clinical and regulatory work in the United States and Canada under our co-development agreement with ILEX. While there are target dates for completion, that agreement allows ILEX time to continue working beyond those dates under certain circumstances. If ILEX does not complete clinical trials and regulatory work expeditiously, or if it fails to do so at all or otherwise fails to meet its obligations under the co-development agreement, we could lose valuable time in developing Clofarabine for commercialization. Furthermore, we intend to make use of clinical data from trials ILEX is conducting to prepare and support our regulatory applications in Europe and elsewhere. If ILEX fails to meet its obligations under the co-development agreement, it could have a material adverse effect on our ability to develop Clofarabine, obtain necessary regulatory approvals, and generate sales and cash flow from the sale of Clofarabine. If delays in completion constitute a breach by ILEX or there are certain other breaches of the co-development agreement by ILEX, then, at our discretion, the primary responsibility for completion would revert to us, but there is no assurance that we would have the financial, managerial or technical resources to complete such tasks in timely fashion or at all.

We may fail to address risks we face as a developing business which could adversely affect the implementation of our business plan.

         We are prone to all of the risks inherent to the establishment of any new business venture. You should consider the likelihood of our future success to be highly speculative in light of our limited operating history, as well as the limited resources, problems, expenses, risks and complications frequently encountered by similarly situated companies. To address these risks, we must, among other things,

         o        maintain and increase our product portfolio;

         o implement and successfully execute our business and marketing strategy;

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

         To date, our resources have been substantially dedicated to the acquisition, research and development of products and technologies. Most of the existing and future products and technologies developed by us will require extensive additional development, including pre-clinical testing and clinical trials, as well as regulatory approvals, prior to commercialization. Our product development efforts may not be successful. We may fail to receive required regulatory approvals from U.S. or foreign authorities for any indication may not be obtained. Any products, if introduced, may not be capable of being produced in commercial quantities at reasonable costs or being successfully marketed. The failure of our research and development activities to result in any commercially viable products or technologies would materially adversely affect our future prospects.

Our industry is subject to extensive government regulation and our products require other regulatory approvals which makes it more expensive to operate our business.

         Regulation in General. Virtually all aspects of our business are regulated by federal and state statutes and governmental agencies in the United States and other countries. Failure to comply with applicable statutes and government regulations could have a material adverse effect on our ability to develop and sell products which would have a negative impact on our cash flow. The development, testing, manufacturing, processing, quality, safety, efficacy, packaging, labeling, record-keeping, distribution, storage and advertising of pharmaceutical products, and disposal of waste products arising from these activities, are subject to regulation by one or more federal agencies. These activities are also regulated by similar state and local agencies and equivalent foreign authorities.

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

         Other enforcement activities include refusal to approve product applications or the withdrawal of previously approved applications. Any enforcement activities, including the restriction or prohibition on sales of products marketed by us or the halting of manufacturing operations of us or our collaborators, would have a material adverse effect on our ability to develop and sell products which would have a negative impact on our cash flow. In addition, product recalls may be issued at our discretion or by the FDA or other domestic and foreign government agencies having regulatory authority for pharmaceutical product sales. Recalls may occur due to disputed labeling claims, manufacturing issues, quality defects or other reasons. Recalls of pharmaceutical products marketed by us may occur in the future. Any product recall could have a material adverse effect on our revenue and cash flow.

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

         The required product testing and approval process can take a number of years and require the expenditure of substantial resources. Testing of any product under development may not result in a commercially-viable product. Further, we may decide to modify a product in testing, which could materially extend the test period and increase the development costs of the product in question. Even after time and expenses, regulatory approval by the FDA may not be obtained for any products we develop. In addition, delays or rejections may be encountered based upon changes in FDA policy during the period of product development and FDA review. Any regulatory approval may impose limitations in the indicated use for the product. Even if regulatory approval is obtained, a marketed product, its manufacturer and its manufacturing facilities are subject to continual review and periodic inspections. Subsequent discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on the product or manufacturer, including withdrawal of the product from the market.

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

         Changes in Requirements. The regulatory requirements applicable to any product may be modified in the future. We cannot determine what effect changes in regulations or statutes or legal interpretations may have on our business in the future. Changes could require changes to manufacturing methods, expanded or different labeling, the recall, replacement or discontinuation of certain products, additional record keeping and expanded documentation of the properties of certain products and scientific substantiation. Any changes or new legislation could have a material adverse effect on our ability to develop and sell products and, therefore, generate revenue and cash flow.

         The products under development by us may not meet all of the applicable regulatory requirements needed to receive regulatory marketing approval. Even after we expend substantial resources on research, clinical development and the preparation and processing of regulatory applications, we may not be able to obtain regulatory approval for any of our products. Moreover, regulatory approval for marketing a proposed pharmaceutical product in any jurisdiction may not result in similar approval in other jurisdictions. Our failure to obtain and maintain regulatory approvals for products under development would have a material adverse effect on our ability to develop and sell products and, therefore, generate revenue and cash flow.

We may not be successful in receiving orphan drug status for our products or, if that status is obtained, fully enjoying the benefits of orphan drug status.

         Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition. A disease or condition that affects populations of fewer than 200,000 people in the United States generally constitutes a rare disease or condition. We may not be successful in receiving orphan drug status for certain of our products. Orphan drug designation must be requested before submitting a new drug application. After the FDA grants orphan drug designation, the generic identity of the therapeutic agent and its potential orphan use are publicized by the FDA. Under current law, orphan drug status is conferred upon the first company to receive FDA approval to market the designated drug for the designated indication. Orphan drug status also grants marketing exclusivity in the United States for a period of seven years following approval of the new drug application, subject to limitations. Orphan drug designation does not provide any advantage in, or shorten the duration of, the FDA regulatory approval process. Although obtaining FDA approval to market a product with orphan drug status can be advantageous, the scope of protection or the level of marketing exclusivity that is currently afforded by orphan drug status and marketing approval may not remain in effect in the future.

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

The use of our products may be limited or eliminated by professional guidelines which would decrease our sales of these products and, therefore, our revenue and cash flows.

         In addition to government agencies, private health/science foundations and organizations involved in various diseases may also publish guidelines or recommendations to the healthcare and patient communities. These private organizations may make recommendations that affect the usage of therapies, drugs or procedures, including products developed by us. These recommendations may relate to matters such as usage, dosage, route of administration and use of concomitant therapies. Recommendations or guidelines that are followed by patients and healthcare providers and that result in, among other things, decreased use or elimination of products developed by us could have a material adverse effect on our revenue and cash flows.

We rely on licensing or purchasing products and technologies to grow our product portfolio, and may not be effective in licensing or acquiring new products which would adversely affect our ability to grow our business and become profitable.

         We have adopted a license and acquisition strategy to build our product portfolio. Unless and until we develop and introduce a sufficient number of our own products, we must rely upon the availability for licensing or purchasing of products or technologies of other pharmaceutical or biotechnology companies. Our success in executing this strategy depends on our continued ability to identify and acquire new pharmaceutical products targeted at niche markets within selected strategic therapeutic market segments. Other companies, including those with substantially greater financial, marketing and other resources than us, compete with us for the right to license or acquire these products. We may not be successful in identifying potential product licensing or acquisition opportunities. If any of these opportunities are identified, we may not be able to obtain these licenses or complete these acquisitions on acceptable terms. We may not be able to successfully integrate any licensed or acquired products or technologies into our product portfolio. Our failure to obtain licenses for, or complete acquisitions of, products or technologies within a selected strategic therapeutic market segment or to promote and market commercially successful products or technologies within an existing strategic therapeutic market segment could have a material adverse effect on our ability to grow our business and become profitable. Once we have obtained rights to a product or technology and committed to payment terms, we may not be able to generate sales sufficient to create a profit or otherwise avoid a loss. Any inability to generate sufficient sales or any subsequent reduction of sales could have a material adverse effect on our revenue and cash flows.

Generic products which third parties may develop may render our products noncompetitive or obsolete.

         An increase in competition from generic pharmaceutical products could have a material adverse effect on our ability to generate revenue and cash flow.

Because many of our competitors have substantially greater capabilities and resources, they may be able to develop products before us or develop more effective products or market them more effectively which would limit our ability to generate revenue and cash flow.

         Competition in our industry is intense. Potential competitors in the United States and Europe are numerous and include pharmaceutical, chemical and biotechnology companies, most of which have substantially greater capital resources, marketing experience, research and development staffs and facilities than us. Although we seek to limit potential sources of competition by developing products that are eligible for orphan drug designation and new drug application approval or other forms of protection, our competitors may develop similar technologies and products more rapidly than us or market them more effectively. Competing technologies and products may be more effective than any of those that are being or will be developed by us. The generic drug industry is intensely competitive and includes large brand name and multi-source pharmaceutical companies. Because generic drugs do not have patent protection or any other market exclusivity, our competitors may introduce competing generic products, which may be sold at lower prices or with more aggressive marketing. Conversely, as we introduce branded drugs into our product portfolio, we will face competition from manufacturers of generic drugs which may claim to offer equivalent therapeutic benefits at a lower price. The aggressive pricing activities of our generic competitors could have a material adverse effect on our revenue and cash flow.

If we fail to keep up with rapid technological change and evolving therapies, our technologies and products could become less competitive or obsolete.

         The pharmaceutical industry is characterized by rapid and significant technological change. We expect that pharmaceutical technology will continue to develop rapidly, and our future success will depend on our ability to develop and maintain a competitive position. Technological development by others may result in products developed by us, branded or generic, becoming obsolete before they are marketed or before we recover a significant portion of the development and commercialization expenses incurred with respect to these products. Alternative therapies or new medical treatments could alter existing treatment regimes, and thereby reduce the need for one or more of the products developed by us, which would adversely affect our revenue and cash flow.

We depend on others for clinical testing of our products which could delay our ability to develop products.

         We do not currently have any internal product testing capabilities. Our inability to retain third parties for the clinical testing of products on acceptable terms would adversely affect our ability to develop products. Any failures by third parties to adequately perform their responsibilities may delay the submission of products for regulatory approval, impair our ability to deliver products on a timely basis or otherwise impair our competitive position. Our dependence on third parties for the development of products may adversely affect our potential profit margins and our ability to develop and deliver products on a timely basis.

We depend on others to manufacture our products and have not manufactured them in significant quantities.

         We have never manufactured any products in commercial quantities, and the products being developed by us may not be suitable for commercial manufacturing in a cost-effective manner. Manufacturers of products developed by us will be subject to current good manufacturing practices prescribed by the FDA or other rules and regulations prescribed by foreign regulatory authorities. We may not be able to enter into or maintain relationships either domestically or abroad with manufacturers whose facilities and procedures comply or will continue to comply with current good manufacturing practices or applicable foreign requirements. Failure by a manufacturer of our products to comply with current good manufacturing practices or applicable foreign requirements could result in significant time delays or our inability to commercialize or continue to market a product and could have a material adverse effect on our sales of products and, therefore, our cash flow. In the United States, failure to comply with current good manufacturing practices or other applicable legal requirements can lead to federal seizure of violative products, injunctive actions brought by the federal government, and potential criminal and civil liability on the part of a company and our officers and employees.

We have limited sales and marketing capability, and may not be successful in selling or marketing our products.

         The creation of infrastructure to commercialize oncology products is a difficult, expensive and time-consuming process. We may not be able to establish direct or indirect sales and distribution capabilities or be successful in gaining market acceptance for proprietary products or for other products. We currently have very limited sales and marketing capabilities. To market any products directly, we will need to develop a marketing and sales force with technical expertise and distribution capability or contract with other pharmaceutical and/or health care companies with distribution systems and direct sales forces. To the extent that we enter into co-promotion or other licensing arrangements, any revenues to be received by us will be dependent on the efforts of third parties. The efforts of third parties may not be successful. Our failure to establish marketing and distribution capabilities or to enter into marketing and distribution arrangements with third parties could have a material adverse effect on our revenue and cash flows.

We depend on patent and proprietary rights to develop and protect our technologies and products, which rights may not offer us sufficient protection.

         The pharmaceutical industry places considerable importance on obtaining patent and trade secret protection for new technologies, products and processes. Our success will depend on our ability to obtain and enforce protection for products that we develop under United States and foreign patent laws and other intellectual property laws, preserve the confidentiality of our trade secrets and operate without infringing the proprietary rights of third parties. Through our current license agreements, we have acquired the right to utilize the technology covered by issued patents and patent applications, as well as additional intellectual property and know-how that could be the subject of further patent applications in the future. Patents may not be issued from these applications and issued patents may not give us adequate protection. Issued patents may be challenged, invalidated, infringed or circumvented, and any rights granted thereunder may not provide us with competitive advantages. Parties not affiliated with us have obtained or may obtain United States or foreign patents or possess or may possess proprietary rights relating to products being developed or to be developed by us. Patents now in existence or hereafter issued to others may adversely affect the development or commercialization of products developed or to be developed by us. Our planned activities may infringe patents owned by others.

         We could incur substantial costs in defending infringement suits brought against us or any of our licensors or in asserting any infringement claims that we may have against others. We could also incur substantial costs in connection with any suits relating to matters for which we have agreed to indemnify our licensors or distributors. An adverse outcome in any litigation could have a material adverse effect on our ability to sell products or use patents in the future. In addition, we could be required to obtain licenses under patents or other proprietary rights of third parties. These licenses may not be made available on terms acceptable to us, or at all. If we are required to, and do not obtain any required licenses, we could be prevented from, or encounter delays in, developing, manufacturing or marketing one or more products.

         We also rely upon trade secret protection for our confidential and proprietary information. Others may independently develop substantially equivalent proprietary information and techniques or gain access to our trade secrets or disclose our technology. We may not be able to meaningfully protect our trade secrets which could limit our ability to exclusively produce products.

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

         We are highly dependent on the principal members of our scientific and management staff. We also rely on consultants and advisors, including our scientific advisors, to assist us in formulating our research and development strategy. Our success also depends upon retaining key management and technical personnel, as well as our ability to continue to attract and retain additional highly-qualified personnel. We face intense competition for personnel from other companies, government entities and other organizations. We may not be successful in retaining our current personnel. We may not be successful in hiring or retaining qualified personnel in the future. If we lose the services of any of our scientific and management staff or key technical personnel, or if we fail to continue to attract qualified personnel, our ability to acquire, develop or sell products would be adversely affected.

Our management and internal systems might be inadequate to handle our potential growth.

         Our success will depend in significant part on the expansion of our operations and the effective management of growth. This growth will place a significant strain on our management and information systems and resources and operational and financial systems and resources. To manage future growth, our management must continue to improve our operational and financial systems and expand, train, retain and manage our employee base. Our management may not be able to manage our growth effectively. If our systems, procedures, controls, and resources are inadequate to support our operations, our expansion would be halted and we could lose our opportunity to gain significant market share. Any inability to manage growth effectively may harm our ability to institute our business plan.

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

         o the potential burden of complying with a variety of foreign laws, trade standards and regulatory requirements, including the regulation of pharmaceutical products and treatment; and

         o general geopolitical risks, such as political and economic instability, changes in diplomatic and trade relations, and foreign currency risks.

We cannot predict our future capital needs and we may not be able to secure additional financing which could affect our ability to operate as a going concern.

         We have recently completed a $17,750,000 offering through the sale of shares of Series A preferred stock and common stock purchase warrants. The common stock purchase warrants are exercisable within five years of the issuance date. However, we may need additional financing to continue to fund the research and development of our products and to generally expand and grow our business. To the extent that we will be required to fund operating losses, our financial position would deteriorate. There can be no assurance that we will be able to find significant additional financing at all or on terms favorable to us. If equity securities are issued in connection with a financing, dilution to our stockholders may result, and if additional funds are raised through the incurrence of debt, we may be subject to restrictions on our operations and finances. Furthermore, if we do incur additional debt, we may be limiting our ability to repurchase capital stock, engage in mergers, consolidations, acquisitions and asset sales, or alter our lines of business or accounting methods, even though these actions would otherwise benefit our business. As of June 30, 2002, we had stockholders' equity of approximately $24,771,000 and net working capital of approximately $10,669,000.

         If adequate financing is not available, we may be required to delay, scale back or eliminate some of our research and development programs, to relinquish rights to certain technologies or products, or to license third parties to commercialize technologies or products that we would otherwise seek to develop. Any inability to obtain additional financing, if required, would have a material adverse effect on our ability to continue our operations and implement our business plan.

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

         In the United States, for instance, we expect that there will continue to be a number of federal and state proposals to implement government control of pricing and profitability of prescription pharmaceuticals. Government imposed controls could decrease the price we receive for products by preventing the recovery of development costs and an appropriate profit margin. Any of these cost controls could have a material adverse effect on our ability to make a profit. Furthermore, federal and state regulations govern or influence the reimbursement to health care providers in connection with medical treatment of certain patients. If any actions are taken by federal and/or state governments, they could adversely affect the prospects for sales of our products. Actions taken by federal and/or state governments with regard to health care reform could have a material adverse effect on our business and our prospects.

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

Our products may be subject to recall.

         Product recalls may be issued at our discretion or by the FDA, the FTC or other government agencies having regulatory authority for product sales. Product recalls, if any in the future, may harm our reputation and cause us to lose development opportunities, or customers or pay refunds. Products may need to be recalled due to disputed labeling claims, manufacturing issues, quality defects, or other reasons. We do not carry any insurance to cover the risk of potential product recall. Any product recall could have a material adverse effect on us, our prospects, our financial condition and results of operations.

We may face exposure from product liability claims and product liability insurance may not be available to cover the costs of our liability claims related to technologies or products.

         We face exposure to product liability claims if the use of our technologies or products or those we license from third parties is alleged to have resulted in adverse effects to users thereof. Regulatory approval for commercial sale of our products does not mitigate product liability risks. Any precautions we take may not be sufficient to avoid significant product liability exposure. We may not be able to obtain an appropriate level of liability insurance coverage for our development and marketing activities. Existing coverage may not be adequate as we further develop our products. In the future, adequate insurance coverage or indemnification by collaborative partners may not be available in sufficient amounts, or at acceptable costs, if at all. To the extent that product liability insurance, if available, does not cover potential claims, we will be required to self-insure the risks associated with those claims. The successful assertion of any uninsured product liability or other claim against us could limit our ability to sell our products or could cause monetary damages. In addition, future product labeling may include disclosure of additional adverse effects, precautions and contraindications, which may adversely impact product sales. The pharmaceutical industry has experienced increasing difficulty in maintaining product liability insurance coverage at reasonable levels, and substantial increases in insurance premium costs in many cases have rendered coverage economically impractical.

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

         As part of our growth strategy, we may seek to acquire or invest in complementary or competitive businesses, products or technologies. The process of integrating acquired assets into our operations may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for the ongoing development of our business. We may allocate a significant portion of our available working capital to finance all or a portion of the purchase price relating to possible acquisitions although we have no immediate plans to do so. Any future acquisition or investment opportunity may require us to obtain additional financing to complete the transaction. The anticipated benefits of any acquisitions may not be realized. In addition, future acquisitions by us could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, any of which could materially adversely affect our operating results and financial position. Acquisitions also involve other risks, including entering markets in which we have no or limited prior experience.

The price of our common stock is likely to be volatile and subject to wide fluctuations.

         The market price of the securities of biotechnology companies has been especially volatile. Thus, the market price of our common stock is likely to be subject to wide fluctuations. If our revenues do not grow or grow more slowly than we anticipate, or, if operating or capital expenditures exceed our expectations and cannot be adjusted accordingly, or if some other event adversely affects us, the market price of our common stock could decline. In addition, if the market for pharmaceutical and biotechnology stocks or the stock market in general experiences a loss in investor confidence or otherwise fails, the market price of our common stock could fall for reasons unrelated to our business, results of operations and financial condition. The market price of our stock also might decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. In the past, companies that have experienced volatility in the market price of their stock have been the subject of securities class action litigation. If we were to become the subject of securities class action litigation, it could result in substantial costs and a diversion of management's attention and resources.

The public trading market for our common stock is limited and may not be developed or sustained which could limit the liquidity of an investment in our common stock.

         There is a limited trading market for the common stock. Since January 1999, the common stock has been traded sporadically under the symbol "BIOV" on the OTC bulletin board, an inter-dealer automated quotation system for equity securities. There can be no assurance that an active and liquid trading market will develop or, if developed, that it will be sustained which could limit your ability to sell our common stock at a desired price.

Certain events could result in a dilution of your ownership of our common stock.

         As of June 30, 2002, we had 16,887,786 shares of common stock outstanding, 5,916,666 shares of Series A preferred stock outstanding which are currently convertible into 11,833,332 shares of common stock and 13,604,543 common stock equivalents including warrants and stock options, other than the options granted under the co-development agreement with ILEX. The exercise and conversion prices of the common stock equivalents range from $1.25 to $2.33 per share. We have also reserved for issuance an aggregate of 7,473,082 shares of common stock for a stock option plan for our employees. These securities also provide for antidilution protection upon the occurrence of sales of our common stock below certain prices, stock splits, redemptions, mergers and other similar transactions. If one or more of these events occurs the number of shares of our common stock that may be acquired upon conversion or exercise would increase. If converted or exercised, these securities will result in a dilution to your percentage ownership of our common stock.

The provisions of Delaware law may inhibit potential acquisition bids that stockholders may believe are desirable, and the market price of our common stock may be lower as a result.

         We are subject to the anti-takeover provisions of Section 203 of the Delaware corporate statute, which regulates corporate acquisitions. These provisions could discourage potential acquisition proposals and could delay or prevent a change in control transaction. They could also have the effect of discouraging others from making tender offers for our common stock. As a result, these provisions may prevent our stock price from increasing substantially in response to actual or rumored takeover attempts. These provisions may also prevent changes in our management.

Where You Can Find More Information

         We file annual, quarterly and special reports, proxy statements and other information with the SEC. This information is available at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information about Bioenvision, Inc. and other issuers that file electronically with the SEC at http://wwww.sec.gov.

Item 2.  Description of Property.

Facilities

         As of June 30, 2002, we did not own any interest in real property. We currently lease 3,229 square feet of office space at our principal executive offices at 509 Madison Avenue, Suite 404, New York, New York 10022 for approximately $13,000 per month. These facilities are the center for all of our administrative and marketing functions in the United States. We also rent 250 square feet of office space at 32 Haymarket, London SW1Y 4TP for approximately $2,000 per month. This office space is used by management and administration. To date, most of our drug development programs have been conducted at scientific institutions around the world. It is our policy to continue development at leading scientific institutions in the United States and Europe. We do not plan to conduct laboratory research in any of our facilities in the near future, rather, we will conduct research through collaborative arrangements with Strategic Research Institute, M.D. Anderson and others.

Investment Policies

         We do not currently have any investments in real estate or interests in real estate; investments or interests in real estate mortgages or in the securities of or interests in persons primarily engaged in real estate. We generally acquire our assets for the purpose of ultimately producing sales revenues from the exploitation of such assets in the development of our biopharmaceutical business. We currently invest our surplus cash in interest-bearing deposit accounts, short-term certificates of deposit and governmental debt instruments.

Item 3.  Legal Proceedings.

         We are not a party to any material legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

                                    PART II


Item 5.  Market for Common Equity and Related Stockholder Matters.

         The following represents the range of reported high and low bid quotations for our common stock on a quarterly basis since July 1, 1999 as reported on the OTC Bulletin Board. Our trading symbol is "BIOV" The quotations also reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                             High                   Low
                                             ----                   ---
Fiscal Year Ended June 30, 2000
First Quarter*                               $8.25                  $4.00
Second Quarter*                              $8.00                  $6.00
Third Quarter                                $9.00                  $6.25
Fourth Quarter                               $8.00                  $5.00

Fiscal Year Ended June 30, 2001
First Quarter                                $4.25                  $2.50
Second Quarter                               $4.00                  $1.50
Third Quarter                                $2.625                 $0.875
Fourth Quarter                               $2.45                  $0.82

Fiscal Year Ended June 30, 2002
First Quarter                                $2.50                  $1.60
Second Quarter                               $2.50                  $1.15
Third Quarter                                $3.00                  $2.25
Fourth Quarter                               $3.60                  $1.75

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

         On September 17, 2002, we had 292 stockholders of record.

         We have never declared or paid cash dividends on our capital stock, and our board of directors does not intend to declare or pay any dividends on the common stock in the foreseeable future. However, the Company is required to accrue for and pay a dividend of 5%, subject to certain adjustments, on its cumulative Series A Convertible Participating Preferred Stock. Our earnings, if any, are expected to be retained for use in expanding our business. The declaration and payment in the future of any cash or stock dividends on the common stock will be at the discretion of the board of directors and will depend upon a variety of factors, including our ability to service our outstanding indebtedness and to pay our dividend obligations on securities ranking senior to the common stock, our future earnings, if any, capital requirements, financial condition and such other factors as our board of directors may consider to be relevant from time to time.

Recent Sales of Unregistered Securities

         In May 2002, Bioenvision issued an aggregate of 5,916,666 shares of Series A convertible participating preferred stock for $3.00 per share and warrants to purchase an aggregate of 5,916,666 shares of common stock. The issuance of these shares and warrants was exempt from registration under Regulation D under the Securities Act or Section 4(2) of the Securities Act.

         On February 1, 2002, Bioenvision issued 7,000,000 shares of common stock to the former stockholders of Pathagon in connection with the consummation of the Pathagon transaction. The issuance of these shares was exempt from registration under Regulation D under the Securities Act or Section 4(2) of the Securities Act.

         On November 16, 2001, we entered into an engagement letter with SCO Capital, pursuant to which SCO Capital would act as our financial advisor. In connection with the engagement letter, we issued a warrant to purchase 100,000 shares of common stock at an exercise price of $1.25 per share, subject to certain anti-dilution adjustments. In connection with securing the credit facility with SCO Capital, we issued warrants to purchase 1,500,000 shares of our common stock at a strike price of $1.25 per share, subject to certain anti-dilution adjustments. The warrants expire five years from the date of issuance. The issuance of these shares and warrants were exempt from registration under Regulation D under the Securities Act or Section 4(2) of the Securities Act.

         In October 2001, we issued 134,035 shares of common stock to officers as payment for salaries accrued to September 30, 2001. The issuance of these shares was exempt from registration under Regulation D under the Securities Act or Section 4(2) of the Securities Act.

         In August 2001, in connection with outstanding deferred salaries, we issued 208,333 shares of common stock at the rate of $1.25 per share as follows:
Christopher Wood 98,684 shares; Thomas Nelson, 27,412 shares; and Stuart Smith, 82,237 shares. The issuance of these shares was exempt from registration under Regulation D under the Securities Act or Section 4(2) of the Securities Act.

         In addition, in August 2001 we granted 150,000 options to purchase shares of our common stock at an exercise price of $1.25 per share. The options were issued to two consultants in exchange for certain services rendered. The options expire in August 2004 and are immediately vested. Those issuances of options were exempt from registration under Regulation S under the Securities Act or Section 4(2) of the Securities Act. In August 2001, we cancelled these options and replaced them with 150,000 shares.

         In May 2001, certain officers agreed to convert $910,681 in outstanding deferred salaries into 705,954 shares of our common stock. The issuance of these shares was exempt from registration under Regulation D under the Securities Act or Section 4(2) of the Securities Act.

         In April 2001, Bioenvision issued 5,104,544 options at an exercise price of $1.25 per share. The initial term of the options are that each option can be exercised after April 30, 2001 for a period of three years until April 30, 2004, but were extended to five years.

         Of these options, management was issued the following options:

         Christopher B. Wood          1,500,000 options
         Stuart Smith                 500,000 options
         Thomas Scott Nelson          200,000 options

The issuance of these options was exempt from registration under Regulation D under the Securities Act or Section 4(2) of the Securities Act.

         In April 2001, we issued 500,000 options to Phoenix Ventures to purchase shares of our common stock at an exercise price of $1.25 per share. The options were issued in connection with a credit facility made available to us by Glen Investments Limited, a Jersey (Channel Islands) corporation wholly-owned by Kevin R. Leech, a U.K. citizen and one of our stockholders, which facility was terminated in August 2001. The options expire in April 2004 and are immediately vested. Those issuances of options were exempt from registration under Regulation S under the Securities Act or Section 4(2) of the Securities Act.

         In March 2001, we entered into the Co-Development Agreement with ILEX, pursuant to which ILEX has a 30-day option to purchase $1 million of our common stock upon completion by ILEX of the pivotal Phase II clinical trial of Clofarabine, and an additional 30-day option to purchase $2 million of our common stock after the filing by ILEX of a new-drug application in the United States for the use of Clofarabine in the treatment of lymphocytic leukemia. The exercise price per share for each option is based upon the average market price of our common stock at the time of exercise.

         In December 2000, the Company issued 272,500 shares of common stock to outside consultants. Consultant's expense of $272,500 based on the fair value of the Company's stock trading at $1.00 at the time the shares were issued has been recognized in the Company's financial statements.

         In November 2000, Bioenvision issued 272,500 shares of common stock at approximately $1.00 per share to various consultants for work performed for and our behalf. The shares were issued to Andrew Turner (112,500), David Chester (112,500), and Shane Sutton (47,500). The issuance of these shares was exempt from registration under Regulation S under the Securities Act or Section 4(2) of the Securities Act.

         As of June 30, 2000, our financial advisors held 342,468 shares of our common stock, which were issued in exchange for financial planning services rendered. These services are reflected in the statement of operations as administrative expenses. These shares are valued at $0.13 to $0.67 per share, which reflected the most recent transaction for shares. The issuance of these shares was exempt from registration under Regulation D under the Securities Act or Section 4(2) of the Securities Act.

         In April 2000, we received a $2 million equity investment from Bioaccelerate in exchange for the issuance of 727,272 shares of our common stock at a price of $2.75 per share. The investment agreement, dated March 21, 2000, granted to Bioaccelerate the option to purchase two further trances of 727,272 shares of common stock at an exercise price of $2.75 per share, upon the achievement of certain specified milestones. We entered into the superceding arrangement with Bioaccelerate on April 30, 2001, to replace the outstanding option and eliminate the additional options in exchange for the new three-year option to purchase 1,454,544 shares at $1.25 per share and amending certain other provisions of the investment agreement. These shares were exempt from registration under Regulation S under the Securities Act or Section 4(2) of the Securities Act.

Item 6.  Management's Discussion and Analysis or Plan of Operation

         The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read together with our audited consolidated financial statements and notes included under Item 7 in this annual report on Form 10-KSB, which consolidated financial statements are presented beginning at page F-1, for further details.

         Summary of Significant Accounting Policies

         Financial Reporting Release No. 60, which was recently released by the SEC, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of the consolidated financial statements. In addition, Financial Reporting Release No. 61 was recently released by the SEC, which requires all companies to include a discussion to address, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments. The following discussion is intended to supplement the summary of significant accounting policies as described in Note 1 of the Notes To Consolidated Financial Statements for the year ended June 30, 2002 included under Item 7 in this annual report on Form 10-KSB, which are presented beginning at page F-1.

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

         Stock Based Compensation - In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, we apply Accounting Principles Board Opinion 25 and related interpretations in accounting for our stock option plan and, accordingly, we do not recognize compensation expense for employee stock options granted with exercise prices equal to or greater than fair market value. Non-employee stock-based compensation arrangements are accounted for in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services as amended by EITF 00-27. Under EITF No. 96-18, as amended, where the fair value of the equity instrument is more reliably measurable than the fair value of services received, such services will be valued based on the fair value of the equity instrument.

         Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles of the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and such differences may be material to the financial statements.

Overview

         We are an emerging biopharmaceutical company. Our primary business focus is the acquisition, development and distribution of drugs to treat cancer. We have a broad range of products and technologies under development, but our two lead drugs are Clofarabine and Modrenal(R).

         Clofarabine
         -----------

         Based on third party studies conducted to date, we believe that Clofarabine may be effective in the treatment of leukemia and lymphoma. To expedite the commercialization Clofarabine, we have entered into a co-development agreement with ILEX Oncology, Inc. ("ILEX") under which Phase II clinical trials of Clofarabine are currently being conducted. In January 2002, the European orphan drug application for use of Clofarabine to treat acute leukemia in adults was approved. The drug has also been granted orphan drug status in the United States.

         Extensive preclinical and mechanistic studies have provided much of the rationale for the rapidly advancing Clofarabine clinical development program. Published data and information presented at recent scientific meetings suggest that Clofarabine has broader anti-cancer activity, and may be more potent than other currently marketed purine analogues such as Fludara(R) (fludarabine) and Leustatin(R) (cladribine).

         Preliminary results from ongoing clinical studies indicate that Clofarabine may be an effective treatment for acute leukemias in adult and pediatric patients that have become resistant, or refractory, to prior treatment. According to researchers at the MD Anderson Cancer Center, interim Phase II study results showed that 45% of adults with acute myelogenous leukemia
(AML) achieved a complete remission (CR) rate, and acute lymphocytic leukemia
(ALL) patients achieved a 20% CR rate when treated with Clofarabine as a single agent. Data from a separate Phase I dose-escalation study demonstrated a 25% CR rate, and an overall response rate of 40%, in children with acute leukemias who were refractory to previous therapy. Trials in adult and pediatric acute leukemias are currently ongoing in the U.S. and are planned to commence in Europe later this year. Complete remission, in this context, means complete clearance of all leukemic cells from the blood and normalization of the blood count, sustained for a period of more than 4 weeks. In this context, a response, or partial response, has largely the same meaning, except that the bone marrow may still contain more than 5% but less than 25% blast cells (leukemic cells).

         Modrenal(R)
         -----------

         We plan to launch Modrenal(R), by late 2002 in the United Kingdom, where we have obtained regulatory approval for its use in the treatment of post-menopausal breast cancer. Our management believes that Modrenal(R) works by a unique action as compared with other commercially available drugs to treat post-menopausal breast cancer. We believe that Modrenal(R) alters the way in which the female hormone, estrogen, binds to the hormone receptor on the cell in a previously unrecognized fashion. In particular, it changes the manner in which the hormone acts on a newly identified second estrogen receptor, ER beta (ER(beta)). Modrenal(R) is the first drug to be commercially available in a new class of agents that specifically target ER(beta). We intend to seek regulatory approval for Modrenal(R) in the United States as salvage therapy for hormone-sensitive breast cancer. This would target patients that have hormone-sensitive cancers and have become resistant, or refractory, to prior hormone treatments, such as Tamoxifen(R) or aromatase inhibitors. We believe that the potential market for Modrenal(R), based upon the sales of currently available drugs for hormonal therapy for breast cancers, is in excess of $1.8 billion of sales per annum worldwide. The results of extensive clinical trails to date with Modrenal(R) illustrate that it is at least as effective in second line or third line treatment of advanced breast cancer as the currently available hormonal treatments, such as the SERM's and aromatase inhibitors, and more effective than these agents in certain specific patient types, such as those who have become Tamoxifen(R) refractory. Furthermore, our management currently intends to price Modrenal(R) in such a manner as to make treatment with Modrenal(R) compare very favorably, on a price basis, with the cost of treatment with the existing drugs used for second line or third line therapy. We believe that this should result in cost benefits for physicians, patients and health-care systems.

         Company Status
         --------------

         We have made significant progress in developing our product portfolio over the past twelve months, and have multiple products in clinical trials. We have incurred losses during this development stage. Our management believes that we have the opportunity to become a leading oncology-focused pharmaceutical company in the next five years if we successfully bring our two lead drugs to market. We anticipate that revenues derived from the two lead drugs will permit us to further develop the twelve other products and potential products currently in our development portfolio. We currently plan to have as many as twelve products at market by the end of 2006. We intend to commence marketing on of our lead products, Modrenal(R), and to continue developing our existing platform technologies with a primary business focus on drugs to treat cancer, and commercializing products derived from such technologies. A key element of our business strategy is to continue to acquire, obtain licenses for, and develop new technologies and products that we believe offer unique market opportunities and/or complement our existing product lines. As a result of the acquisition of Pathagon Inc. in February 2002, we have several anti-infective technologies. These include the OLIGON(R) technology, an advanced biomaterial that has been approved for certain indications by the FDA in the U.S., and is being sold by a product co-development partner, and the use of thiazine dyes, such as methylene blue, which are used for in vitro and in vivos inactivation of pathogens (viruses, bacteria and fungus) in biological fluids. It is not the Company's strategy to sell devices or to expand into the anit-infective market per se, but the technology obtained in the Pathagon acquisition has specific application for support of the cancer patient and oncology treatment. We have had discussions with potential product co-development partners from time to time, and plan to continue to explore the possibilities for co-development and sub-licensing in order to implement our development plans. In addition, we believe that some of our products may have applications in treating non-cancer conditions in humans and in animals. Those conditions are outside our core business focus and we do not presently intend to devote a substantial portion of our resources to addressing those conditions. However, we have established an animal healthcare division to exploit some of those opportunities.

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

Results of Operations

Year Ended June 30, 2002 Compared to Year Ended June 30, 2001

         We reported revenues of $803,000 and $245,000 for the years ended June 30, 2002 and 2001, respectively. Revenues reflect our agreements with our co-development partners and/or licensees in connection with our platform of drugs and technologies. Research and development costs for the years ended June 30, 2002 and 2001 were $1,912,000 and $1,566,000, respectively. Administrative expenses for the year ended June 30, 2002 were $2,128,000, representing an increase of $1,578,000 from the year ended June 30, 2001. The increase primarily reflects administrative and development expenses associated with current year amortization of certain capitalized expenses associated with the consummation of the Company's private placement financing which occurred in May 2002, the acquisition of Pathagon, Inc. in February 2002 and the Company's bridge financing which was consummated in November 2001. Administrative expenses are comprised primarily of investment banking, legal, accounting and other professional fees and expenses. We reported interest and finance charges of $2,173,000 for the year ended June 30, 2002, representing an increase of $1,944,000 from the year ended June 30, 2001. This increase reflects charges related to the issuance of warrants in connection with the Company's various financings. Depreciation and amortization expense totaled $579,000 for the year ended June 30, 2002, representing an increase of $556,000 from the year ended June 30, 2001. The increase is primarily due to the amortization of certain intangible assets we acquired in the Pathagon transaction which we consummated in February 2002.

Year Ended June 30, 2001 Compared to Year Ended June 30, 2000

         Research and development costs increased to $1,566,000 in the fiscal year ended June 30, 2001, from $984,000 in the year ended June 30, 2000. The increase in research and development costs is a result of increasing our research activities during the fiscal year ended June 30, 2001 as we increased the pace of development of our products portfolio. General and administrative expenses totaled $550,000 in the year ended June 30, 2001, as compared with $487,000 in the year ended June 30, 2000. General and administrative expenses were comprised primarily of charges related to legal fees, accounting fees, investor relations and rent. Depreciation and amortization expense totaled $23,000 in the fiscal year ended June 30, 2001, as compared with $12,000 in the fiscal year ended June 30, 2000. Interest and finance charges totaled $229,000 in the fiscal year ended June 30, 2001, as compared with $13,000 in the fiscal year ended June 30, 2000. The majority of interest and finance charges relates to costs associated with the issuance of stock options related to our credit facility with Glen Investments Limited, a Jersey (Channel Islands) corporation wholly owned by Kevin R. Leech, a United Kingdom citizen and one of our shareholders, which facility was terminated in August 2001. Reference is made to footnote 8 to our consolidated financial statements in Item 7 hereto, which consolidated financial statements are presented beginning at page F-1, for further details.

Liquidity and Capital Resources

         We are actively seeking strategic alliances in order to develop and market our range of products. In August 2001, we obtained a $1 million unsecured line of credit facility from Jano Holdings Limited, bearing interest at 8% per annum. In November 2001, we entered into a senior, Secured Credit Facility with SCO Capital Partners LLC. The credit facility was established for up to $1,000,000 in short term financing, in four tranches of $250,000, subject to satisfaction of certain conditions, secured by the pledge of certain of our assets, and was established to bear interest on drawings at a rate of 6% per annum. In addition, our officers agreed to defer salaries, and our former outside counsel agreed to defer certain fees, until we obtained sufficient long-term funding. Deferred salaries and fees amounted to approximately $52,000 through June 30, 2002. In May 2001, our officers agreed to accept 705,954 shares of our common stock in settlement of $910,681 of the outstanding accrued salaries through June 30, 2001. The shares were issued during the quarter ended March 31, 2002. On October 17, 2001, our officers agreed to accept 134,035 shares in settlement of $154,140 of additional outstanding accrued salaries to September 30, 2001. On October 17, 2001, the board of directors approved a plan to repay certain trade debt with shares of our common stock, and a total of 146,499 shares of common stock were issued for the repayment of $168,473.

         We received an initial payment from ILEX of $1,350,000 which became non-refundable in March 2001 upon execution of the agreement with ILEX to co-develop Clofarabine. That sum will be recognized as income for accounting purposes on a straight line basis over the period from March 2001, when the payment was received, through December 31, 2002, at which time ILEX is scheduled to complete Phase II trials of Clofarabine and make another payment to us. A total of $802,000 of that payment was recognized as contract revenue for the year ended June 30, 2002.

         On May 7, 2002 we authorized the issuance and sale of up to 5,920,000 shares of Series A Preferred Stock. The Series A preferred stock may be converted into shares of common stock at an initial conversion price of $1.50 per share of common stock, subject to adjustment for stock splits, stock dividends, mergers, issuances of cheap stock and other similar transactions. Holders of Series A preferred stock also received, in respect of each share of Series A preferred stock purchased in a private placement which took place in May 2002, one warrant to purchase one share of our common stock at an initial exercise price of $2.00 subject to adjustment.

         Through May 16, 2002 we have sold an aggregate of 5,916,666 shares of Series A convertible participating preferred stock in the May 2002 private placement for $3.00 per share and warrants to purchase an aggregate of 5,916,666 shares of common stock, resulting in aggregate gross proceeds of approximately $17,750,000. A portion of the proceeds were used to repay in full the Jano Holdings and SCO Capital obligations upon which such facilities were terminated, as well as to pay fees amounting to $1,610,000 related to the transaction.

         Our management believes that our net proceeds from the May 2002 private placement will be sufficient to continue currently planned operations over the next 12 months, and we will not intend to raise any additional funds during that period in order to fund operations. However, a key element of our business strategy is to continue to acquire, obtain licenses for, and develop new technologies and products that we believe offer unique market opportunities and/or complement our existing product lines. We are not presently considering any such transactions, and we do not presently expect to acquire or sell any significant assets over the coming 12 month period, but if any such opportunity presents itself and we deem it to be in our interests to pursue such an opportunity, it is possible that additional financing would be required for such a purpose. We plan to utilize a portion of the proceeds of the May 2002 private placement to conduct clinical trials of our receptor modulation drug, trilostane, in the treatment of breast and prostate cancer. Further laboratory studies will be conducted to examine the effect of the drug on the hormone receptor.

         We anticipate that we may continue to incur significant operating losses for the foreseeable future. There can be no assurance as to whether or when we will generate material revenues or achieve profitable operations.

Plan of Operation

         We are an emerging biopharmaceutical company with a primary business focus on the acquisition, development and distribution of drugs to treat cancer. We have acquired development and marketing rights to a portfolio of six platform technologies developed over the past 15 years, from which a range of products have been derived and additional products may be developed in the future. Although we intend to commence marketing one of our lead products, Modrenal(R), and to continue developing Clofarabine, and our existing platform technologies and commercializing products derived from such technologies, a key element of our business strategy is to continue to acquire, obtain licenses for, and develop new technologies and products that we believe offer unique market opportunities and/or complement our existing product lines. Once a product or technology has been launched into the market for a particular disease indication, we plan to work with numerous collaborators, both pharmaceutical and clinical, in the oncology community to extend the permitted uses of the product to other indications. In order to market our products effectively, we intend to develop marketing alliances with strategic partners and may co-promote and/or co-market in certain territories.

         In addition, a provisional product license has been granted in the United Kingdom for the use of trilostane for the treatment of Cushing's disease in dogs. In November 2001, we granted to Arnolds Ltd., a major distributor of animal products in the United Kingdom, the right to market the drug for a six month trial period, after which time, if the results were satisfactory to Arnolds, we would enter into a licensing arrangement whereby Arnolds would pay royalties to us on sales from April 2002 onward. During the trial period, Arnolds has posted more than $400,000 of sales of the drug, which is marketed in the United Kingdom as Veteryl(R).

         We also plan to utilize a major portion of the proceeds of the May 2002 private placement to initiate clinical trials of Clofarabine in Europe. The emphasis will be on the use of Clofarabine in the treatment of refractory acute leukemia in children and adults. The drug has received orphan drug designation in Europe.

         We plan to identify licensing partners for OLIGON(R) and to continue developing new aspects of the technology. We also plan to continue development of methlylene blue and other products in our pipeline.

         With respect to our gene therapy technology, we have completed laboratory research which confirms proof of principal of our gene therapy technology and has added to the pre-clinical data which will be important for any subsequent regulatory submission. This laboratory research was required to allow the Company and the research departments of the relevant universities assisting with this technology to file patents for which the Company has licensing rights. We now plan to perform additional clinical trials with the two lead products related to this technology.

Recent Accounting Pronouncements

         In June 2001, the FASB issued Statement No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be subject to annual impairment tests in accordance with Statement 142. Other intangible assets will continue to be amortized over their useful lives. The Company recorded goodwill as a result of the Pathagon acquisition, but has not recorded any amortization in accordance with SFAS No. 142. The Company is still in the process of evaluating the impact of adopting this pronouncement on its consolidated financial statements, however, it does not believe that the adoption of this pronouncement will have a material impact on the consolidated financial statements.

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

         In April 2002, the FASB, issued SFAS No. 145, Recission of FASB Statements No. 4, 44, 64, Amendment of FASB Statement No. 13, and Technical Corrections. In addition to amending and rescinding other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions, SFAS No. 145 precludes companies from recording gains and losses from the exetinguishment of debt as an extraordinary item. SFAS No. 145 is effective for our first quarter in the fiscal year ending June 30, 2003. The Company does not expect the adoption of this pronouncement to have a material impact on our consolidated results of operations or financial position.

         In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of this pronouncement to have a material effect on the consolidated results of operations or financial position.

Subsequent Events

         David P. Luci commenced employment with the Company on July 22, 2002 as Director of Finance, General Counsel and Corporate Secretary of the Company.

         On September 3, 2002, the Company and ILEX agreed that effective immediately the management team for the development of Clofarabine in the U.S., Canada and Europe (the "Management Team") would consist of Dr. Wood and Mr. Luci from the Company and Mr. Ze'ev Shaked and Dr. Adam Craig from ILEX.

         On September 17, 2002, the Company announced that the new location of its principal executive offices is 509 Madison Avenue, Suite 404, New York, New York 10022.

         The Company and Mr. Thomas Scott Nelson have agreed in principal on an arrangement pursuant to which Mr. Nelson will resign from his position as Chief Financial Officer of the Company effective September 30, 2002. Mr. Luci has taken responsibility as the Company's principal accounting officer. Mr. Nelson will continue his role as director of the Company and a member of the Audit Committee.

         The Company and Mr. Stuart Smith have agreed in principal on an arrangement pursuant to which Mr. Smith will resign from his position as Senior Vice President of the Company effective September 30, 2002.

Item 7.  Financial Statements.

         The consolidated financial statements of Bioenvision, Inc. and its subsidiaries including the notes thereto and the report thereon, are presented beginning at page F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         On June 15, 2001, the Company received a letter from Ernst & Young LLP ("Ernst & Young") expressing its desire to resign as independent auditors of the Company. On June 16, 2001 and again on June 19, 2001, the Company's management had discussions with Ernst & Young LLP asking them to reconsider their resignation. On June 20, 2001, the Company received a letter from Ernst & Young LLP stating that it did not wish to reconsider its resignation.

         The reports of Ernst & Young on the Company's financial statements for the two fiscal years ended June 30, 2000 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles except that the report for the years ended June 30, 1999 and 2000 included a paragraph expressing substantial doubt as to the Company's ability to continue as a going concern.

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

         On July 23, 2001, the Company, pursuant to authorization of its Board of Directors, engaged Grant Thornton LLP as its independent certified public accountants to audit the Company's financial statements for the year ended June 30, 2001. During the Company's two most recent fiscal years and any subsequent interim period prior to engaging the new accountants, the Company did not consult with the newly engaged accountants regarding any of the matters described in Regulation S-B Item 304(a)(2)(i) or (ii).


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         Our executive officers, directors and other significant employees and their ages and positions are as follows:

Name of Individual                 Age      Position with Bioenvision and Subsidiaries
------------------                 ---      ------------------------------------------
Christopher B. Wood, M.D.          56       Chairman of the Board and Chief Executive Officer
David P. Luci, C.P.A., J.D.        35       Director of Finance, General Counsel and Corporate Secretary (1)
Thomas Scott Nelson, C.A.          63       Director (3)
Jeffrey B. Davis                   39       Director (2)
Steven A. Elms                     38       Director (3)
Andrew Schiff, M.D.                36       Director (2)(3)

-----------------------------
(1)      Mr. Luci has been employed with the Company since July 22, 2002.
(2)      Member of the Compensation Committee since September 5, 2002.
(3)      Member of the Audit Committee since September 5, 2002.

         Christopher B. Wood, M.D. has served as our Chairman of the Board and Chief Executive Officer since January 1999. From January 1997 to December 1998, Dr. Wood was Chairman of Eurobiotech, Inc. From March 1994 to January 1997, Dr. Wood was a specialist surgeon in the National Health Service, United Kingdom. From April 1979 to March 1991, Dr. Wood was a specialist surgeon at The Royal Postgraduate Medical School, London, England. He has more than 15 years experience in the European biotechnology sector. He has taken two biotechnology companies from start-up through commercialization, one of which, Medeva Plc., traded on the London Stock Exchange and the New York Stock Exchange, and is now wholly owned by Celltech Group PLC. Dr. Wood holds an M.D. from the University of Wales School of Medicine and the Fellowship of the Royal College of Surgeons of Edinburgh.

         David P. Luci, C.P.A., Esq. has served as Director of Finance, General Counsel and Corporate Secretary since July 2002. From September 1994 to July 2002, Mr. Luci served as a corporate associate at Paul, Hastings, Janofsky & Walker LLP. Prior to that, Mr. Luci served as a senior auditor at Ernst & Young LLP (New York office). Mr. Luci is a certified public accountant. He holds a Bachelor of Science in Business Administration with a concentration in accounting from Bucknell University and a J.D. from Albany Law School of Union University.

         Thomas Scott Nelson was named a director in May 1998. Mr. Nelson served as our Chief Financial Officer from May 1998 to September 2002. From 1996 to 1999, Mr. Nelson served as the Director of Finance of the Management Board of the Royal & Sun Alliance Insurance Group. From 1991 to 1996, Mr. Nelson served as Group Finance Director of the Main Board of Sun Alliance Insurance Group. He has served as Chairman of the United Kingdom insurance industry committee on European regulatory, fiscal and accounting issues. He has also worked with Deloitte in Paris and as a consultant with PA Consultants Management. Mr. Nelson is a Member of Institute of Chartered Accountants of Scotland and a Fellow of the Institute of Cost and Management Accountants. Mr. Nelson holds a B.A. degree from Cambridge University.

         Jeffrey B. Davis was named a director in February 2002. Mr. Davis has extensive experience in investment banking, and corporate development and financing for development stage companies. Mr. Davis serves as President of SCO Financial Group LLC and SCO Securities LLC. He served as Senior Vice President and Chief Financial Officer of a publicly traded development stage healthcare technology company from November 1995 to April 1997. Prior to that, from June 1990 to November 1995, Mr. Davis was Vice President, Corporate Finance, at Deutsche Morgan Grenfell, both in the U.S. and Europe. Mr. Davis also served in senior marketing and product management positions at AT&T Bell Laboratories and Philips Medical Systems North America, where he was also a member of the technical staff.

         Steven A. Elms was named a director in May 2002. Mr. Elms serves as a Managing Director of the Perseus-Soros BioPharmaceutical Fund. For five years prior to joining Perseus-Soros, Mr. Elms was a Principal in the Life Science Investment Banking group of Hambrecht & Quist (now J.P. Morgan H&Q). During his five years at H&Q, Mr. Elms was involved in over 60 financing and M&A transactions, helping clients raise in excess of $3.3 billion of capital. Mr. Elms' primary areas of focus were the genomics and drug discovery technology sectors.

         Andrew Schiff, M.D. was named a director in May 2002. Dr. Schiff currently serves as a Managing Director of Perseus-Soros Biopharmaceutical Fund. Over the last 10 years, Schiff has practiced internal medicine at The New York Presbyterian Hospital where he maintains his position as a Clinical Assistant Professor of Medicine. In addition, he has also been a partner of a small family run investment fund, Kuhn, Loeb & Co.

         Under the terms of its investment agreement, as amended in April 2001, Bioaccelerate Ltd. has the right to nominate one member to our board of directors. Bioaccelerate Ltd. has not made any such nomination at this time.

         Under the terms of the merger agreement with certain former directors of Pathagon, such former directors have the right to nominate another individual to our board of directors. These former directors of Pathagon have not made any such nomination at this time.

         The directors serve until the next annual meeting of stockholders and until their respective successors are elected and qualified. Officers serve at the discretion of the board of directors.

Committees of the Board of Directors

         The Board of Directors currently has two committees; the Audit Committee and the Compensation Committee. The Board of Directors recently re-constituted membership of the Audit Committee and Compensation Committee to include non-management directors on such committees.

         The Audit Committee is comprised of Messrs. Elms, Schiff and Nelson; with Mr. Elms serving as Chairman of the Audit Committee. The Audit Committee recommends the independent accountants appointed by the Board of Directors to audit our the financial statements, which includes an inspection of our books and accounts, and reviews with such accountants the scope of their audit and their report thereon, including any questions and recommendations that may arise relating to such audit and report or our internal accounting and auditing system procedures. The Audit Committee reports to the Board of Directors.

         The Compensation Committee is comprised of Messrs. Davis and Schiff; with Mr. Davis serving as Chairman of the Compensation Committee. The function of the Compensation Committee is to review and approve the compensation of executive officers and establish targets and incentive awards under our incentive compensation plans. The Compensation Committee reports to the Board of Directors.

Scientific Advisory Committee

         In addition to the foregoing committees of the board of directors, the Company has a Scientific Advisory Committee. The Scientific Advisory Committee is comprised of Professor Emillio Montserrat, Nagy Habib, M.D., Ph.D., Michael Keating, M.D., Professor Cecilia Saccone, B.Sr., Professor Wafik El-Deiry, M.D., Ph.D., Professor Anthony Davies, Ph.D., D.Sr. and Professor Daniel Jaeck, M.D. The members of the Scientific Advisory Committee are each leaders in various disciplines relating to our scientific interests. These individuals were appointed by and report to the Board of Directors and provide critical review and advice pertaining to our product research and development, and business development activities and strategies at the request of management or the Board of Directors. Members of the Scientific Advisory Committee are compensated on a case-by-case basis based on their commitment of time and other factors and are reimbursed for out-of-pocket expenses incurred in serving on the Scientific Advisory Committee. Compensation through stock options or stock purchases may be provided. To our knowledge, none of our Scientific Advisory Committee members have any conflict of interest between his or her obligations to us and his or her obligations to others.

Chief Medical Consultant

         George Margetts, M.D. has served as our Chief Medical Consultant since December 1998. Since 1990, he has been Managing Director of Stegram Pharmaceutical Ltd. From 1984 to 1990, Dr. Margetts served as Executive Vice President Research/Managing Director of Sterling Winthrop Group and as its Medical Director between 1971 and 1989. Dr. Margetts holds B. Pharm. and M.Sc. degrees from the University of London and M.R.C.S., L.R.C.P., M.D. and B.S. degrees from University College Hospital Medical School, London.

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

         Based upon filings made with the SEC and Bioenvision's records, Bioenvision believes that certain of its directors, executive officers or holders of more than 10% of the outstanding shares of common stock have not filed on a timely basis the reports required by Section 16(a) of the Exchange Act during, or with respect to, the year ended June 30, 2002.

Item 10.  Executive Compensation.

         The following table sets forth information for each of the fiscal years ended June 30, 2002, 2001 and 2000 concerning the compensation paid and awarded to all individuals serving as (a) our chief executive officer, (b) each of our four other most highly compensated executive officers (other than our chief executive officer) at the end of our fiscal year ended June 30, 2002 whose total annual salary and bonus exceeded $100,000 for these periods, and (c) up to two additional individuals, if any, for whom disclosure would have been provided pursuant to (b) except that the individual(s) were not serving as our executive officers at the end of our fiscal year ended June 30, 2002:

                           Summary Compensation Table

                                                 Annual compensation                          Long term compensation
                                          ---------------------------------    ----------------------------------------------------
                                                                                        Awards                      Payouts
                                                                               -------------------------     ----------------------
                                                                  Other        Restricted    Securities
                                                                  Annual          Stock      underlying       LTIP      All other
Name & Principal Position         Year     Salary     Bonus    Compensation      Awards     options/SARs     payouts   compensation
-------------------------         ----    -------     -----    ------------    ----------   ------------     -------   ------------
                                             $          $            $             $                            $            $
Christopher B. Wood (1)           2002    225,000
                                  2001    180,000
                                  2000    180,000

Stuart Smith (2)                  2002    150,000
                                  2001    150,000
                                  2000    150,000

----------
(1) On April 30, 2001, Dr. Wood was granted options for 1,500,000 shares of our common stock. The options are immediately exercisable and originally expired on April 30, 2004 but have been extended to April 30, 2006.
(2) On April 30, 2001, Mr. Smith was granted options for 500,000 shares of our common stock. The options are immediately exercisable and originally expired on April 30, 2004 but have been extended to April 30, 2006.

Stock Options

         Our board of directors adopted our 2001 Stock Option Plan effective on April 30, 2001. The purpose of the option plan is to increase the employees', advisors', consultants' and non-employee directors' proprietary interest in us and to align more closely their interests with the interests of our stockholders. The purpose of the option plan is also to enable us to attract and retain the services of experienced and highly qualified employees and non-employee directors.

         We reserved an aggregate of 5,104,544 shares of common stock for issuance pursuant to options granted under the 2001 Stock Option Plan. As of September 28, 2002 options to purchase an aggregate of 5,104,544 shares of our common stock have been issued under the 2001 Stock Option Plan. The board of directors or a committee of the board of directors (the Compensation Committee) will administer the Plan including, without limitation, the selection of the persons who will be granted options under the Plan, the type of options to be granted, the number of shares subject to each option and the option price.

         Options granted under the option plan may either be options qualifying as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, or options that do not so qualify (or are not intended to so qualify). Officers, directors and key employees of and consultants to us and our subsidiaries will be eligible to receive non-qualified options under the plan. Only our officers, directors and employees who are employed by us or by our subsidiaries as "common law employees" are eligible to receive incentive options. In addition, the option plan also allows for the inclusion of a "reload option" provision, which permits an eligible person to pay the exercise price of the option, and any withholding taxes that may be due on the exercise, with shares of common stock owned by the eligible person and to receive a new option to purchase shares of common stock equal in number to the tendered shares. Any incentive option granted under the option plan must provide for an exercise price of not less than 100% of the fair market value of the underlying shares on the date of such grant, but the exercise price of any incentive option granted to an eligible employee owning more than 10% of the total combined voting power of all classes of our common stock or the common stock of any of our subsidiary companies must be at least 110% of such fair market value as determined on the date of the grant.

         The term of each option and the manner in which it may be exercised is determined by the board of directors or a committee, provided that no incentive stock option may be exercisable more than three years after the date of its grant. The exercise price of non-qualified options shall be determined by the board of directors or a committee.

         The per share purchase price of shares subject to options granted under the option plan may be adjusted in the event of certain changes in our capitalization, but any such adjustment shall not change the total purchase price payable upon the exercise in full of options granted under the option plan.

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

         The board of directors or a committee may amend, suspend or terminate the option plan at any time, except that no amendment will be made which:

         o increases the total number of shares subject to the plan or changes the minimum purchase price therefor (except in either case in the event of adjustments due to changes in our capitalization);

         o without the consent of the optionee, affects outstanding options or any exercise right thereunder;

         o        extends the term of any option beyond ten years; or

         o        extends the termination date of the option plan.

         Unless the option plan is earlier suspended or terminated by the board of directors, the option plan will terminate on the third anniversary of the option plan's adoption by the board of directors. This termination of the option plan will not affect the validity of any options previously granted under the option plan.

         The following table sets forth information concerning option/SAR grants in our fiscal year ended June 30, 2002 to all individuals serving as (a) our chief executive officer, (b) each of our four other most highly compensated executive officers (other than our chief executive officer) at the end of our fiscal year ended June 30, 2002 whose total annual salary and bonus exceeded $100,000 for these periods, and (c) up to two additional individuals, if any, for whom disclosure would have been provided pursuant to (b) except that the individual(s) were not serving as our executive officers at the end of our fiscal year ended June 30, 2002:

----------------------------------------------------------------------------------------------------------------------------
                                           Option/SAR Grants in Last Fiscal Year
                                                   [Individual Grants]
----------------------------------------------------------------------------------------------------------------------------
                                                            Percent of total
                              Number of securities       options/SARs granted
                            underlying options/SARs         to employees in         Exercise or base
Name                              granted (#)                in fiscal year         price ($/Share)      Expiration Date
----------------------------------------------------------------------------------------------------------------------------
All Executive Officers                0                            n/a                    n/a                   n/a
----------------------------------------------------------------------------------------------------------------------------

         There were no options/SARs exercised in our fiscal year ended June 30, 2002 by the named executive officers.

Employment Agreements

         We have has entered into employment agreements with each of our principal executive officers. Pursuant to these agreements, our executive officers agree to devote all or a substantial portion of their business and professional time efforts to our business as executive officers. The employment agreements provide for certain compensation packages, which include bonuses and other incentive compensation. The agreements also contain covenants restricting the employees from competing with us and our business and prohibiting them from disclosing confidential information about us and our business.

         On September 1, 1999, we entered into an employment agreement with Christopher B. Wood, M.D. under which he serves as our Chairman and Chief Executive Officer. The initial term of Dr. Wood's employment agreement is two years with automatic one-year extensions thereafter unless either party gives written notice to the contrary. Dr. Wood's agreement provides for an initial base salary of $180,000, a bonus as determined by the Board of Directors, life insurance benefits equal to his annual salary, health insurance and other benefits currently or in the future provided to key employees of the Company. If Dr. Wood's employment is terminated for cause or if he terminates his employment for good reason, he will receive a lump sum payment in an amount equal to his then current annual base salary plus his average annual bonus for the preceding two years.

         On January 1, 2000, we entered into an employment agreement with Stuart Smith under which he serves as our Senior Vice President. The initial term of Mr. Smith's employment agreement is two years, with automatic one-year extensions thereafter unless either party gives written notice to the contrary. Mr. Smith's agreement provides for an initial base salary of $150,000, a bonus as determined by the board of directors, life insurance benefits equal to his annual salary, health insurance and other benefits currently or in the future provided to our key employees. The Company and Mr. Smith have an agreement in principal pursuant to which Mr. Smith will resign from his position as Senior Vice President effective September 30, 2002.

Director Compensation

         Our policy is that non-management directors are entitled to receive a director's fee of $1,000 per meeting for attendance at meetings of the board of directors, and are reimbursed for actual expenses incurred in respect of such attendance. We do not separately compensate employees for serving as directors. We do not provide additional compensation for committee participation or special assignments of the board of directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

         The following table sets forth certain information regarding the beneficial ownership of common stock, as of September 17, 2002, by (i) each person whom we know to beneficially own 5% or more of the common stock, (ii) each of our directors, (iii) each person listed on the Summary Compensation Table set forth under "Executive Compensation" and (iv) all of our directors and executive officers. The number of shares of common stock beneficially owned by each stockholder is determined in accordance with the rules of the Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder exercises sole or shared voting or investment power. The percentage ownership of the common stock, however, is based on the assumption, expressly required by the rules of the Commission, that only the person or entity whose ownership is being reported has converted or exercised common stock equivalents into shares of common stock; that is, shares underlying common stock equivalents are not included in calculations in the table below for any other purpose, including for the purpose of calculating the number of shares outstanding generally. The table below does not reflect the right of ILEX to purchase from us $1.0 million of our common stock at the then applicable market price within 30 days of the completion of the Phase II trial for Clofarabine, and an additional $2.0 million of our common stock at the then applicable market price within 30 days of submittal to the FDA of the NDA for Clofarabine.

                                                                                   BENEFICIAL                         CURRENT
                                                                                  OWNERSHIP OF                     PERCENTAGE OF
NAME                                                                                 STOCK                           CLASS (1)
Perseus-Soros Biopharmaceutical
Fund, LP (2)
888 Seventh Avenue, 29th Floor
New York, New York 10106....................................................        9,000,000                         34.77%

OrbiMed Advisors Inc. (3)
767 Third Avenue, 30th Floor
New York, New York 10017....................................................        3,000,000                         15.08%

Merlin Biomed Private Equity Fund LP (4)
230 Park Avenue, Suite 928
New York, New York 10169....................................................        1,000,002                          5.59%

DWS Investment GmbH (5)
Gruneburgweg M3-M5
60323 Frankfurt
Germany.....................................................................        1,299,999                          7.15%

SCO Capital Partners LLC (6)
1285 Avenue of the Americas, 35th Floor
New York, New York 10019....................................................        7,479,946                         38.86%

Kevin Leech (7)
The Old Chapel
Sacre Couer
Rouge Boullion
St Helier
Jersey, Channel Islands.....................................................        1,900,000                         10.92%

Lifescience Ventures Limited (8)
Suite F8
International Commercial Centre
Gibraltar...................................................................          887,500                          5.26%

Estate of David Chester (9).................................................          887,500                          5.26%

Bioaccelerate, Inc. (10)
PO Box 3175
Road Town
Tortolla
British Virgin Islands......................................................        2,181,816                         11.89%

                                                                                   BENEFICIAL                         CURRENT
                                                                                  OWNERSHIP OF                     PERCENTAGE OF
NAME                                                                                 STOCK                           CLASS (1)
Christopher B. Wood, M.D. (11)
c/o Bioenvision, Inc.
509 Madison Avenue, Suite 404
New York, New York 10022....................................................        3,957,342                         21.52%

Stuart Smith (12)
c/o Bioenvision, Inc.
509 Madison Avenue, Suite 404
New York, New York 10022....................................................          840,895                          4.84%

David P. Luci (13)
c/o Bioenvision, Inc.
509 Madison Avenue, Suite 404
New York, New York 10022....................................................           50,000                            *

Thomas Scott Nelson (14)
c/o Bioenvision, Inc.
509 Madison Avenue, Suite 404
New York, New York 10022....................................................          287,523                          1.68%

Jeffrey B. Davis (15)
1285 Avenue of the Americas, 35th Floor
New York, New York  10019...................................................          749,243                          4.37%

Steven A. Elms (16)
888 Seventh Avenue, 29th Floor
New York, New York 10106....................................................                0                               *

Andrew N. Schiff, M.D. (16)
888 Seventh Avenue, 29th Floor
New York, New York 10106....................................................                0                               *

All Executive Officers and Directors as a group (six persons) (17)..........        5,885,003                         30.35%

----------
*        Represents holdings of less than one percent (1%).

(1) Based on a total of 16,887,786 shares of common stock outstanding as of September 17, 2002.

(2) Includes 3,000,000 shares of Series A Preferred Stock currently convertible into 6,000,000 shares of common stock at a conversion price of $1.50 and a warrant to purchase 3,000,000 shares of common stock exercisable at $2.00 per share for five years from May 8, 2002. Based upon information contained in its report on Schedule 13D filed with the Commission on May 20, 2002, Perseus-Soros BioPharmaceutical Fund, L.P. reported that Perseus-Soros BioPharmaceutical Fund, L.P. and Perseus-Soros Partners may be deemed to have sole power to direct the voting and disposition of the 9,000,000 shares of common stock. By virtue of the relationships between and among Perseus-Soros BioPharmaceutical Fund, L.P., Perseus-Soros Partners, LLC, Perseus BioTech Fund Partners, LLC, SFM Participation, L.P., SFM AH, Inc., Frank H. Pearl, George Soros, Soros Fund Management LLC, Perseus EC, LLC, Perseuspur, LLC, each of such Perseus entities, other than Perseus-Soros BioPharmaceutical Fund, L.P. and Perseus-Soros Partners, may be deemed to share the power to direct the voting and disposition of the 9,000,000 shares of common stock.

(3) Includes 669,964 shares of Series A Preferred Stock currently convertible into 1,339,928 shares of common stock at a conversion price of $1.50 and a warrant to purchase 669,964 shares of common stock exercisable at $2.00 per share for five years from May 16, 2002, both of which are held by Caduceus Private Investments, LP; 13,945 shares of Series A Preferred Stock currently convertible into 27,980 shares of common stock at a conversion price of $1.50 and a warrant to purchase 13,945 shares of common stock exercisable at $2.00 per share for five years from May 16, 2002, both of which are held by OrbiMed Associates LLC; and 316,091 shares of Series A Preferred Stock currently convertible into 632,182 shares of common stock at a conversion price of $1.50 and a warrant to purchase 316,091 shares of common stock exercisable at $2.00 per share for five years from May 16, 2002, both of which are held by PW Juniper Crossover Fund, L.L.C. Based upon information contained in its report on Schedule 13G filed with the Commission on June 21, 2002, OrbiMed Advisors Inc., OrbiMed Advisors LLC, OrbiMed Capital LLC and Samuel D. Isaly reported that they share the power to direct the voting and disposition of the 3,000,000 shares of common stock.

(4) Includes 333,334 shares of Series A Preferred Stock currently convertible into 666,668 shares of common stock at a conversion price of $1.50 and a warrant to purchase 333,334 shares of common stock exercisable at $2.00 per share for five years from May 8, 2002. Based upon information contained in its report on Schedule 13G filed with the Commission on June 28, 2002, Merlin BioMed Private Equity Fund, L.P. reported that it shares the power to direct the voting and disposition of the 1,000,002 shares of common stock with Merlin BioMed Private Equity, LLC, its general partner and Dominique Semon, who is the sole managing member of the general partner.

(5) Includes 433,333 shares of Series A Preferred Stock currently convertible into 866,666 shares of common stock at a conversion price of $1.50 and a warrant to purchase 433,333 shares of common stock exercisable at $2.00 per share for five years from May 14, 2002.

(6) Includes a warrant to purchase 1,200,000 shares of common stock exercisable at $1.25 per share for five years from November 16, 2001; a warrant to purchase 688,333 shares of common stock exercisable at $1.50 per share for five years from May 8, 2002; a warrant to purchase 100,000 shares of common stock exercisable at $1.25 per share Financial Group LLC for five years from November 16, 2001 held by SCO; a warrant to purchase 70,000 shares of common stock exercisable at $1.50 per share for five years from May 8, 2002 held by SCO Financial Group LLC; a warrant to purchase 150,000 shares of common stock exercisable at $1.25 per share for five years from November 16, 2001 held by the Sophie C. Rouhandeh Trust; and a warrant to purchase 150,000 shares of common stock exercisable at $1.25 per share for five years from November 16, 2001 held by the Chloe H. Rouhandeh Trust. Steven H. Rouhandeh, in his capacity as President of SCO Capital Partners LLC, has investment power and voting power with respect to these shares, but disclaims any beneficial ownership thereof.

(7) These shares are owned of record by Phoenix Ventures Limited, a Channel Islands (Jersey) corporation, which, to our knowledge, is wholly-owned by Kevin Leech. These shares include 500,000 options which are exercisable at $1.25 per share for the benefit of Phoenix.

(8) Lifescience Ventures is a Gibraltar limited company owned of record by a Gibraltar trust. Lee J. Cole, in his capacity as the trustee of the trust, has investment power and voting power with respect to these shares, but disclaims any beneficial ownership thereof.

(9) These shares are owned of record by General Capital Limited, a Bermuda corporation which, to our knowledge, is wholly-owned by the Estate of David Chester, a private investor.

(10) Bioaccelerate, Inc. is a BVI corporation, owned of record by several private investors and includes options to acquire 1,454,544 shares of the common stock which are exercisable at $1.25 per share for five years from April 30, 2001. Barbara Platts, in her capacity as Managing Director of Bioaccelerate, Inc., has investment power and voting power with respect to these shares, but disclaims any beneficial ownership thereof.

(11) Includes 318,750 shares of common stock owned by Julie Wood, Dr. Wood's spouse, as to which Dr. Wood disclaims any beneficial interest, and 1,500,000 options which are exercisable at $1.25 for five years from April 30, 2001.

(12) Includes options to acquire 500,000 shares of the common stock which are exercisable at $1.25 per share for five years from April 30, 2001.

(13) Includes options to acquire 50,000 shares of common stock which are exercisable at $1.95 per share for five years from June 28, 2002.

(14) Includes options to acquire 200,000 shares of the common stock which are exercisable at $1.25 per share for five years from April 30, 2001.

(15) Includes a warrant to purchase 250,000 shares of common stock exercisable at $1.50 per share for five years from May 8, 2002. Mr. Davis is the President of SCO Financial Group LLC, an affiliate of SCO Capital Partners LLC. Mr. Davis disclaims beneficial ownership of all shares of common stock deemed beneficially owned by SCO Capital Partners LLC.

(16) Messrs. Elms and Schiff disclaim beneficial ownership of all shares of common stock deemed beneficially owned by Perseus-Soros
         Biopharmaceutical Fund, L.P.

(17) Includes shares of common stock owned by Christopher B. Wood, Stuart Smith, Thomas Nelson, Jeffrey Davis, Steven A. Elms and Andrew Schiff, M.D. Also includes (a) 318,750 shares of common stock owned by Julie Wood, Dr. Wood's spouse, as to which Dr. Wood disclaims any beneficial interest, (b) Christopher Wood's options to acquire 1,500,000 shares of common stock, (c) Stuart Smith's options to acquire 500,000 shares of common stock, (d) David Luci's options to acquire 50,000 shares of common stock, (e) Thomas Nelson's options to acquire 200,000 shares of common stock and (e) Jeffrey B. Davis' warrant to purchase 250,000 shares of common stock.

Item 12. Certain Relationships and Related Transactions.

         As of June 30, 2000, our financial advisors held 342,468 shares of our common stock, which were issued in exchange for financial planning services rendered. These services are reflected in the statement of operations as administrative expenses. They are valued at $0.13 to $0.67 per share, which reflected the most recent transaction for shares.

         In November 2000 Bioenvision issued 272,500 shares of common stock valued at approximately at $1.00 per share to various consultants for work performed for and on our behalf. The shares were issued to Andrew Turner (112,500), David Chester (112,500), and Shane Sutton (47,500).

         In April 2001, Bioenvision issued 5,104,544 options at an exercise price of $1.25. The initial terms of the options are that each option can be exercised after 30th April 2001 for a period of three years, whereby the options will no longer be able to be exercised after April 30, 2004, but were extended to five years.

         Of these options, management was issued the following options:

         Christopher Wood             1,500,000 options
         Stuart Smith                 500,000 options
         Thomas Nelson                200,000 options

         In April 2001, we granted to Phoenix Ventures 500,000 options to purchase shares of our common stock at an exercise price of $1.25 per share. The options were issued in connection with a credit facility made available to us by Glen Investments Limited, a Jersey (Channel Islands) corporation wholly owned by Kevin R. Leech, a U.K. citizen and one of our stockholders, which facility was terminated in August 2001.

         In May 2001, certain officers agreed to convert $910,681 of the outstanding deferred salaries into 705,954 shares of common stock.

         In August 2001 Bioenvision issued 208,333 shares at the rate of $1.25 per share as follows: Christopher B. Wood, 98,684 shares; Thomas Nelson, 27,412 shares; and Stuart Smith, 82,237 shares, in each case, in exchange for accrued officers' salaries of $154,214.

         In August 2001, we obtained a $1 million line of credit facility, which expires in September 2002, from Jano Holdings Limited, one of our shareholders. This credit facility was terminated in May 2002, at which time the Company received a payoff letter evidencing such termination.

         In October 2001, we issued 134,035 shares of common stock to officers as payment for salaries accrued to September 30, 2001.

         On November 16, 2001, we entered into an engagement letter with SCO Capital, pursuant to which SCO would act as our financial advisor. In connection with the engagement letter, we issued a warrant to purchase 100,000 shares of common stock at an exercise price of $1.25 per share, subject to certain anti-dilution adjustments. The warrants expire five years from the date of issuance.

         In connection with securing a credit facility with SCO Capital, we issued warrants to purchase 1,500,000 shares of our common stock at a strike price of $1.25 per share, subject to certain anti-dilution adjustments. The warrants expire five years from the date of issuance. The credit facility with SCO Capital was terminated in May 2002 at which time the Company received a payoff letter evidencing such termination.

         On February 5, 2002, we completed the acquisition of Pathagon Inc. In connection therewith, on February 1, 2002 we issued 7,000,000 shares of common stock to the former stockholders of Pathagon Inc. Affiliates of SCO Capital owned 82% of Pathagon prior to the acquisition.

         In May 2002, we entered into a private placement pursuant to which we issued an aggregate of 5,916,666 shares of Series A convertible participating preferred stock for $3.00 per share and warrants to purchase an aggregate of 5,916,666 shares of common stock. An affiliate of SCO Capital Partners LLC, one of our stockholders, served as financial advisor to the Company in connection with this financing and earned a placement fee of approximately $1,200,000 in connection therewith.

Item 13. Exhibits, List and Reports on Form 8-K.

Exhibit
Number                                   Description
-------                                  -----------
2.1           Acquisition Agreement between Registrant and Bioenvision, Inc.
              dated December 21, 1998 for the acquisition of 7,013,897 shares of Registrant's Common Stock by the stockholders of Bioenvision, Inc.
              (1)

2.2 Amended and Restated Agreement and Plan of Merger, dated as of February 1, 2002, by and among Bioenvision, Inc., Bioenvision Acquisition Corp. and Pathagon, Inc. (5)

3.1           Certificate of Incorporation of Registrant. (2)

3.1(a)        Amendment to Certificate of Incorporation filed January 29, 1999.
              (3)

3.1(b) Certificate of Correction to the Certificate of Incorporation, filed March 15, 2002 (6)

3.1(c) Certificate of Amendment to the Certificate of Incorporation, filed April 30, 2002 (6)

3.2           By-Laws of the Registrant. (2)

3.2(a)        Amendment to Bylaws, effective April 30, 2002 (6)

4.1           Certificate of Designation (6)

4.2           Form of Warrant (6)

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

10.2 Co-Development Agreement between Bioheal, Ltd. and Christopher Wood dated May 19, 1998. (3)

10.3 Co-Development Agreement between Biomed (UK) Ltd. and EuroLifesciences, Ltd. dated May 20, 1998. (3)

10.4 Co-Development Agreement between Stegram Pharmaceuticals, Ltd. and Bioenvision, Inc. dated July 15, 1998. (3)

10.5 Co-Development Agreement between Southern Research Institute and Eurobiotech Group, Inc. dated August 31, 1998. (3)

10.5(a) Agreement to Grant License from Southern Research Institute to Eurobiotech Group, Inc. dated September 1, 1998. (3)

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

10.7 Co-Development and Licensing Agreement between Orion Pharmaceuticals Canada and Bioenvision, Inc. dated November 1998.
              (3)

10.8 License Agreement between Bioenvision, Inc. and Royal Free and University College Medical School, London dated March 11, 1999.
              (3)

10.9 License Agreement between Bioenvision, Inc. and University College Cardiff Consultants Limited dated June 21, 1999. (3)

10.10 Research Agreement between Bioenvision, Inc. and Cardiff University dated July 8, 1999.(3)

10.11 Employment agreement between Bioenvision, Inc. and Stuart Smith dated January 1, 2000. (4)

Exhibit
Number                                   Description
-------                                  -----------
10.12         Employment Agreement between Bioenvision, Inc. and Christopher B.
              Wood, M.D. dated September 1, 1999. (4)

10.13 Securities Purchase Agreement with Bioaccelerate Inc dated March 24, 2000. (4)

10.14 Engagement Letter Agreement, dated as of November 16, 2001, by and between Bioenvision, Inc. and SCO Securities LLC. (7)

10.15 Security Agreement, dated as of November 16, 2001, by Bioenvision, Inc. in favor of SCO Capital Partners LLC. (7)

10.16 Commitment Letter, dated November 16, 2001, by and between SCO Capital Partners LLC and Bioenvision, Inc. (7)

10.17 Senior Secured Grid Note, dated November 16, 2001, by Bioenvision, Inc. in favor of SCO Capital Partners LLC. (7)

10.18 Registration Rights Agreement, dated as of February 1, 2002, by and among Bioenvision, Inc., the former shareholders of Pathagon, Inc. party thereto, Christopher Wood, Bioaccelerate Limited, Jano Holdings Limited and Lifescience Ventures Limited. (8)

10.19 Stockholders Lock-Up Agreement, dated as of February 1, 2002, by and among Bioenvision, Inc., the former shareholders of Pathagon, Inc. party thereto, Chirstopher Wood, Bioaccelerate Limited, Jano Holdings Limited and Lifescience Ventures Limited. (8)

10.20 Form of Securities Purchase Agreement by and among Bioenvision, Inc. and certain purchasers, dated as of May 7, 2002. (6)

10.21 Form of Registration Rights Agreement by and among Bioenvision, Inc. and certain purchasers, dated as of May 7, 2002. (6)

10.22 Exclusive License Agreement by and between Baxter Healthcare Corporation, acting through its Edwards Critical-Care division, and Implemed, dated as of May 6, 1997. (12)

10.23 License Agreement by and between Oklahoma Medical Research Foundation and bridge Therapeutic Products, Inc., dated as of January 1, 1998. (12)

10.23(a) Amendment No. 1 to License Agreement by and among Oklahoma Medical Research Foundation, Bioenvision, Inc. and Pathagon, Inc., dated May 7, 2002. (12)

10.24 Inter-Institutional Agreement between Sloan-Kettering Institute for Cancer Research and Southern Research Institute, dated as of August 31, 1998. (12)

10.25 License Agreement between University College London and Bioenvision, Inc., dated March 1, 1999. (12)

10.26 Research Agreement, between Stegram Pharmaceuticals Ltd., Queen Mary and Westfield College and Bioenvision, Inc., dated June 8, 1999. (12)

10.27 Research and License Agreement between Bioenvision, Inc., Velindre NHS Trust and University College Cardiff Consultants, dated as of January 9, 2001. (12)

10.28 Co-Development Agreement, between Bioenvision, Inc. and ILEX Oncology, Inc., dated March 9, 2001. (12)

10.29 Amended and Restated Agreement and Plan of Merger, dated as of February 1, 2002, among Bioenvision, Inc., Bioenvision Acquisition Corp. and Pathagon Inc. (5)

16.1 Letter from Graf Repetti & Co., LLP to the Securities and Exchange Commission, dated September 30, 1999. (9)

16.2 Letter from Ernst & Young LLP to the Securities and Exchange Commission, dated July 6, 2001. (10)

16.3 Letter from Ernst & Young LLP to the Securities and Exchange Commission, dated August 16, 2001. (11)

21.1          Subsidiaries of the registrant (4)

24.1          Power of Attorney (appears on signature page)

99.1          Certificate of Chief Executive Officer

99.2          Certificate of Director of Finance

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

(5) Incorporated by reference and filed as an Exhibit to Registrant's Current Report on Form 8-K filed with the SEC on April 16, 2002.

(6) Incorporated by reference and filed as an Exhibit to Registrant's Current Report on Form 8-K, filed with the SEC on May 28, 2002.

(7) Incorporated by reference and filed as an Exhibit to Registrant's Current Report on Form 8-K, filed with the SEC on January 8, 2002.

(8) Incorporated by reference and filed as an Exhibit to Registrant's Current Report on Form 8-K, filed with the SEC on February 21, 2002.

(9) Incorporated by reference and filed as an Exhibit to Registrant's Current Report on Form 8-K, filed with the SEC on October 1, 1999.

(10) Incorporated by reference and filed as an Exhibit to Registrant's Current Report on Form 8-K/A, filed with the SEC on July 26, 2001.

(11) Incorporated by reference and filed as an Exhibit to Registrant's Current Report on Form 8-K, filed with the SEC on December 6, 2001.

(12) Incorporated by reference and filed as an Exhibit to Registrant's Current Report on Form 8-K, filed with the SEC on June 24, 2002.


(b)      Reports on Form 8-K.

         (i) The Company filed a Current Report on Form 8-K with the SEC on June 26, 2001.

         (ii) The Company filed a Current Report on Form 8-K/A with the SEC on July 26, 2001.

         (iii) The Company filed a Current Report on Form 8-K with the SEC on December 6, 2001.

         (iv) The Company filed a Current Report on Form 8-K with the SEC on January 8, 2002.

         (v) The Company filed a Current Report on Form 8-K with the SEC on February 21, 2002.

         (vi) The Company filed a Current Report on Form 8-K filed with the SEC on April 16, 2002.

         (vii) The Company filed a Current Report on Form 8-K with the SEC on May 28, 2002.

         (viii) The Company filed a Current Report on Form 8-K with the SEC on June 24, 2002.

INDEX TO FINANCIAL STATEMENTS


Report of Independent Certified Public Accountants                                                    F-2
Consolidated Balance Sheets as of June 30, 2002 and 2001                                              F-3
Consolidated Statements of Operations for years ended June 30, 2002 and 2001                          F-4
Consolidated Statements of Stockholders' Equity (Deficit) for years ended June 30, 2002 and 2001      F-5
Consolidated Statements of Cash Flows for years ended June 30, 2002 and 2001                          F-6
Notes to Consolidated Financial Statements                                                            F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders of
     Bioenvision, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Bioenvision, Inc. and Subsidiaries as of June 30, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the two years in the period ended June 30, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinions.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bioenvision, Inc. and Subsidiaries as of June 30, 2002 and 2001, and the consolidated results of their operations and cash flows for each of the two years in the period ended June 30, 2002 in accordance with accounting principles generally accepted in the United States of America.


/s/ Grant Thornton LLP
-----------------------------
GRANT THORNTON LLP

New York, New York
September 23, 2002

Bioenvision, Inc. and Subsidiaries
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS

                                                                                         Years ended June 30,
                                                                                      --------------------------
                                                                                          2002           2001
                                                                                      ------------   -----------
ASSETS
Current Assets
    Cash and cash equivalents                                                         $ 12,882,521   $       --
    Deferred costs - current                                                               184,091       337,500
    Accounts receivable                                                                     50,000           --
                                                                                      ------------   -----------
       Total current assets                                                             13,116,612       337,500
    Property and equipment, net                                                                587        18,097
    Intangible assets, net                                                              16,921,792        15,696
    Goodwill                                                                             4,704,100           --
    Deferred costs - long term                                                                 --        184,091
    Deferred financing costs                                                                   --        207,500
                                                                                      ------------   -----------
       Total Assets                                                                   $ 34,743,091   $   762,884
                                                                                      ============   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
    Accounts payable                                                                  $    434,316   $   785,134
    Accrued expenses                                                                     1,560,836       317,799
    Directors loans payable                                                                 32,261           --
    Bank overdraft                                                                             --        127,241
    Officers salaries                                                                       52,090       910,681
    Deferred revenue - current                                                             368,182       736,363
                                                                                      ------------   -----------
       Total current liabilities                                                         2,447,686     2,877,218
                                                                                      ------------   -----------
Long-term debt
    Deferred revenue                                                                           --        368,182
    Deferred tax liability                                                               7,656,000           --
                                                                                      ------------   -----------
       Total liabilities                                                                10,103,686     3,245,400
                                                                                      ------------   -----------
Stockholders' equity (deficit)
    Preferred stock - $0.001 par value; 5,920,000 authorized and 5,916,966                   5,917           --
       shares issued and outstanding
    Common stock - par value $0.01; authorized 50,000,000 and 25,000,000
       shares issued and outstanding 16,887,786 and 8,248,919 shares                        16,887         8,249
       in 2002 and 2001, respectively
    Additional paid-in-capital                                                          45,491,554     3,165,540
    Accumulated deficit                                                                (21,027,299)   (5,808,651)
    Accumulated other comprehensive Income                                                 152,346       152,346
                                                                                      ------------   -----------
       Stockholders' equity (deficit)                                                   24,629,405    (2,482,516)
                                                                                      ------------   -----------
       Total Liabilities and Stockholders' Equity                                     $ 34,743,091   $   762,884
                                                                                      ============   ===========

The accompanying footnotes are an integral part of these financial statements.

Bioenvision, Inc. & Subsidiaries
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                Years ended June 30,
                                                                             --------------------------
                                                                                 2002           2001
                                                                             ------------   -----------
Contract revenue                                                             $    802,965   $   245,455
                                                                             ------------   -----------
Costs and expenses:
    Research and development                                                    1,912,258     1,565,908
    General and administrative                                                  2,127,664       550,215
    Interest and finance charges                                                2,172,682       228,787
    Depreciation and amortization                                                 579,342        22,809
                                                                             ------------   -----------
Total costs and expenses                                                        6,791,946     2,367,719
                                                                             ------------   -----------
Net loss before income tax benefit                                             (5,988,981)   (2,122,264)
Income tax benefit                                                                253,000
                                                                             ------------   -----------
Net Loss                                                                       (5,735,981)   (2,122,264)
Cumulative preferred stock dividend                                              (131,328)          --
Beneficial conversion preferred stock dividend                                 (9,351,339)
                                                                             ------------   -----------
Net loss available to common shareholders                                     (15,218,648)   (2,122,264)
                                                                             ============   ===========
Basic and diluted net loss per share                                                (1.25)        (0.26)
                                                                             ============   ===========
Weighted average shares used in computing
basic and diluted net loss per share                                           12,184,152     8,121,255
                                                                             ------------   -----------

The accompanying footnotes are an integral part of these financial statements.

Bioenvision, Inc. & Subsidiaries
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                         Preferred Stock            Common Stock
                                                                 ---------------------------------------------------------
                                                                        Shares         $        Shares           $
                                                                        ------         -        ------           -
      Balance at June 30, 2000                                                           --      7,976,419        7,976
                                                                 ---------------------------------------------------------
Shares issued in December private placement                                                        272,500          273
Net Loss for the year
Options issued for consulting services
Options issued financing arrangement - Phoenix Ventures
Comprehensive loss for the year                                                                                     --
                                                                 ---------------------------------------------------------
      Balance at June 30, 2001                                                           --      8,248,919        8,249
                                                                 ---------------------------------------------------------
Net Loss for the year
Shares issued to employees for accrued salaries                                                  1,048,352        1,048
Shares issued to consultants for services                                                          390,515          390
Shares issued in connection with acquisition of Pathagon                                         7,000,000        7,000
Shares issued in connection with licensing agreement -
OMRF                                                                                               200,000          200
Warrants issued in connection with licensing agreement -
OMRF
Gross proceeds from issuance of preferred stock                        5,916,966       5,917
Direct costs incurred to issue preferred stock                                           --
Cumulative preferred stock dividend
Beneficial conversion preferred stock dividend                                           --
Warrants issued in connection with credit facility
Warrants issued for services rendered

                                                                 ---------------------------------------------------------
      Balance at June 30, 2002                                         5,916,966       5,917    16,887,786       16,887
                                                                 ---------------------------------------------------------


                                                                                                         Accumulated
                                                                  Additional                               Other       Stockholders
                                                                   Paid In         Acccumulated         Comprehensive     Equity
                                                                    Capital           Deficit           Income (Loss)   (Deficit)
                                                                 -------------------------------------------------------------------
      Balance at June 30, 2000                                      2,353,812         (3,686,387)           121,007     (1,203,590)
                                                                 -------------------------------------------------------------------
Shares issued in December private placement                           272,228                --                 --         272,500
Net Loss for the year                                                                 (2,122,264)                       (2,122,264)
Options issued for consulting services                                124,500                                              124,500
Options issued financing arrangement - Phoenix Ventures               415,000                                              415,000
Comprehensive loss for the year                                           --                 --              31,339         31,339
                                                                 -------------------------------------------------------------------
      Balance at June 30, 2001                                      3,165,540         (5,808,651)           152,346     (2,482,516)
                                                                 -------------------------------------------------------------------
Net Loss for the year                                                                 (5,735,981)                       (5,735,981)
Shares issued to employees for accrued salaries                     1,269,864                                            1,270,912
Shares issued to consultants for services                             168,083                                              168,473
Shares issued in connection with acquisition of Pathagon           12,484,926                                           12,491,926
Shares issued in connection with licensing agreements -
OMRF                                                                  619,800                                              620,000
Warrants issued in connection with licensing agreement -
OMRF                                                                  425,600                                              425,600
Gross proceeds from issuance of preferred stock                    17,744,081                                           17,749,998
Direct costs incurred to issue preferred stock                     (3,911,906)                                          (3,911,906)
Cumulative preferred stock dividend                                       --            (131,328)                         (131,328)
Beneficial conversion preferred stock dividend                      9,351,339         (9,351,339)                              --
Warrants issued in connection with credit facility                  1,872,000                                            1,872,000
Warrants issued for services rendered                               2,302,228                                            2,302,228
                                                                          --                                                   --
                                                                 -------------------------------------------------------------------
      Balance at June 30, 2002                                     45,491,554        (21,027,299)           152,346     24,639,405
                                                                 -------------------------------------------------------------------

The accompanying footnotes are an integral part of these financial statements.

Bioenvision, Inc. & Subsidiaries
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASHFLOWS

                                                                                               Years ended June 30,
                                                                                            --------------------------
                                                                                                2002           2001
                                                                                            ------------   -----------
Cashflow from operating activities:
Net loss                                                                                     $(5,735,981)  $(2,122,264)
                                                                                             -----------   -----------
Adjustments to reconcile net income to net
cash used in operating activities:
Depreciation and amortization                                                                    579,342        22,809
Financing charges non-cash                                                                     2,129,482           --
Shares issued for legal settlements                                                                  --            --
Compensation costs - options issued to non employees                                                 --        124,500
Compensation costs - shares issued to employees                                                      --        272,500
Changes in assets and liabilities:
Accounts receivable                                                                              (50,000)       75,695
Deferred financing fees                                                                              --        207,500
Deferred costs                                                                                   337,500      (521,589)
Deferred revenue                                                                                (736,364)    1,104,545
Accounts payable                                                                                (350,817)     (268,405)
Officers salary for equity conversion                                                             52,090       910,681
Other accrued expenses and liabilities                                                         1,099,636        37,193
                                                                                             -----------   -----------
           Net cash (used in) operating activities                                            (2,675,113)     (156,835)
                                                                                             -----------   -----------
Cashflow from investing activities:
Capital expenditures, net                                                                            --         (1,760)
Purchase of intangible assets                                                                   (455,500)          --
                                                                                             -----------   -----------
    Net cash (used in) investing activities                                                     (455,500)       (1,760)
                                                                                             -----------   -----------
Cashflow from Financing Activities:
Bank overdraft                                                                                  (127,241)      127,241
Proceeds from loan financing                                                                     982,943
Repayment of loan financing                                                                     (982,943)
Proceeds from issuance of preferred stock                                                     17,749,998           --
Costs incurred in connection with offering                                                    (1,609,623)
                                                                                             -----------   -----------
       Net cash provided by financing activities                                              16,013,134       127,241
                                                                                             -----------   -----------
Effect of exchange rate on cash                                                                      --         31,339
                                                                                             -----------   -----------
Net increase in cash and equivalents                                                          12,882,521           (15)
Cash and equivalents, beginning of year                                                              --             15
                                                                                             -----------   -----------
Cash and equivalents, end of year                                                             12,882,521           --
                                                                                             ===========   ===========
Supplemental disclosure of cash flow information
Interest paid                                                                                $    43,200   $    21,287
Supplemental disclosure of non cash investing and financing activities
Non cash issuance of warrants related to Jano financing agreement                            $       --    $   415,000
Non cash conversion of officers salary into common stock                                       1,270,912
Non cash conversion of trade payables into common stock                                          168,473
Non cash issuance of warrants related to SCO financing agreement                               1,872,000
Non cash issuance of warrants in connection with preferred stock                               2,302,283
Non cash issuance of stock related to Pathagon acquisition                                    12,491,926
Non cash issuance of warrants and shares related to OMRFA                                      1,145,600

The accompanying footnotes are an integral part of these financial statements.

                       BIOENVISION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001


Note 1  - Organization and significant accounting policies

Description of business

         Bioenvision, Inc. ("Bioenvision" or the "Company") is an emerging biopharmaceutical company whose primary business focus is the acquisition, development and distribution of drugs to treat cancer. The Company has a broad range of products and technologies under development, but its two lead drugs are Clofarabine and Modrenal(R). Modrenal(R)is approved for marketing in the U.K. for advanced breast cancer. The Company's plan is to bring Modrenal(R)into the U.S. to perform further clinical trials and to access the U.S. market. Most of the Company's other drugs are now in clinical trials in various stages of development.

         The Company was incorporated as Express Finance, Inc. under the laws of the State of Delaware on August 16,1996, and changed its name to Ascot Group, Inc. in August 1998 and further to Bioenvision, Inc. in December 1998.

         On February 1, 2002, the Company completed the acquisition of Pathagon Inc. ("Pathagon"), a privately held company focused on the development of novel anti-infective products and technologies. Pathagon's principal products are OLIGON(R) and methylene blue. Affiliates of SCO Capital Partners LLC, the Company's financial advisor and consultant, owned 82% of Pathagon prior to the acquisition. The Company acquired 100% of the outstanding shares of Pathagon in exchange for 7,000,000 shares of the Company's common stock. The acquisition has been accounted for as a purchase business combination in accordance with SFAS 141.

Basis of presentation

         On May 7, 2002 the Company authorized the issuance and sale of up to 5,920,000 shares of Series A Convertible Participating Preferred Stock, par value $0.001 per share ("Series A Preferred Stock"). Series A Preferred Stock may be converted into two shares of common stock at an initial conversion price of $1.50 per share of common stock, subject to adjustment for stock splits, stock dividends, mergers, issuances of cheap stock and other similar transactions. Holders of Series A Preferred Stock also received, in respect of each share of Series A Preferred Stock purchased in the May 2002 Private Placement by the Company, one warrant to purchase one share of the Company's common stock at an initial exercise price of $2.00, subject to adjustment.

         Prior to the acquisition of Pathagon and the May 2002 private placement in which the Company raised gross proceeds of $17.7 million (see note 8), the Company devoted most of its efforts to establishing a new business (raising capital, research and development, etc.) and had been a development stage enterprise. Management believes they now have the financial resources to market some of the Company's late-stage products which can lead to significant revenues from royalty payments and drug sales. Accordingly, the financial statements no longer reflect the required disclosure for a Development Stage Enterprise.

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

                       BIOENVISION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001


Note 1  - Organization and significant accounting policies - continued

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

Stock based compensation

         In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, the Company applies Accounting Principles Board Opinion 25 and related interpretations in accounting for its stock option plan and, accordingly, does not recognize compensation expense for employee stock options granted with exercise prices equal to or greater than fair market value. Note 10 to the financial statements contains a summary of the pro-forma effects to reported net loss and loss per share for 2001 as if the Company had elected to recognize compensation expense based on the fair value of the options granted at grant date as described by SFAS No.123. Non-employee stock-based compensation arrangements are accounted for in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services as amended by EITF 00-27. Under EITF No. 96-18 where the fair value of the equity instrument is more reliably measurable than the fair value of services received, such services will be valued based on the fair value of the equity instrument.

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

Net loss per share

         Basic net loss per share is computed using the weighted average number of common shares outstanding during the periods. Diluted net loss per share is computed using the weighted average number of common shares and potentially dilutive common shares outstanding during the periods. Options and warrants to purchase 13,604,543 and 4,854,444 shares of common stock have not been included in the calculation of net loss per share for the years ended June 30, 2002 and 2001, respectively, as their effect would have been anti-dilutive.

Foreign currency translation

         Through June 30, 2001, the functional currency of the Company was the Pound Sterling and its reporting currency was the United States dollar. Translation adjustments arising from differences in exchange rates from these transactions were reported as accumulated other comprehensive income in stockholders' equity (deficit). Effective July 1, 2001, the functional and reporting currency is the United States dollar

                       BIOENVISION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001


Note 1  - Organization and significant accounting policies - continued

Advertising costs

         Costs related to advertising and other promotional expenditures are expensed as incurred. Advertising costs totaled $4,850 and $0, respectively, for the years ended June 30, 2002 and 2001, respectively.

Deferred costs

         Payments for certain royalties incurred pursuant to collaborative agreement are recognized as deferred charges and amortized to research and development costs, ratably on a straight-line basis over the applicable development periods.

Property and equipment

         Property and equipment are stated at cost, net of accumulated depreciation and amortization. Property and equipment are depreciated on a straight-line basis over an estimated three-year useful life.

Intangible assets

         Intangible assets primarily consist of patents and licenses acquired as a result of the acquisition of Pathagon. Acquired intangibles are stated at their cost less accumulated amortization. Amortization is provided on a straight-line basis over 13 years.

Cash and cash equivalents

         The Company considers all highly liquid financial instruments with a maturity of three months or less when purchased to be cash equivalents. The Company invests all its funds with a single financial institution which provides for FDIC insurance of $100,000.

Impact of recently issued accounting pronouncements

         In June 2001, the FASB issued Statement No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be subject to annual impairment tests in accordance with Statement 142. Other intangible assets will continue to be amortized over their useful lives. The Company recorded goodwill as a result of the Pathagon acquisition, but has not recorded any amortization in accordance with SFAS No. 142. The Company is still in the process of evaluating the impact of adopting this pronouncement on its consolidated financial statements, however, it does not believe that the adoption of this pronouncement will have a material impact on the consolidated financial statements.

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

         In April 2002, the FASB, issued SFAS No. 145, Recission of FASB Statements No. 4, 44, 64, Amendment of FASB Statement No. 13, and Technical Corrections. In addition to amending and rescinding other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions, SFAS No. 145 precludes companies from recording gains and losses from the extinguishment of debt as an extraordinary item. SFAS No. 145 is effective for our first quarter in the fiscal year ending June 30, 2003. The Company does not expect the adoption of this pronouncement to have a material impact on our consolidated results of operations or financial position.

                       BIOENVISION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001


Impact of recently issued accounting pronouncements - continued

         In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of this pronouncement to have a material effect on the consolidated results of operations or financial position.

NOTE 2  - Acquisition of Pathagon

         On February 1, 2002, the Company completed the acquisition of Pathagon. The acquisition was accounted for as a purchase business combination in accordance with SFAS 141. The Company issued 7,000,000 shares of common stock to complete the acquisition, which was valued at $12,600,000 based on the 5-day average trading price of the stock ($1.80) surrounding November 22, 2001, the day of the Company's announcement of the agreed upon acquisition. The acquired patents and licensing rights of OLIGON(R) and methylene blue (collectively referred to as "Purchased Technologies"), were recorded at their fair market value as determined by an outside consultant and was approximately $17,576,000. The patent and licensing rights acquired are being amortized over 13 years, which is the estimated remaining contractual life of these assets. Since the estimated fair value of the Purchased Technologies was at least equal to the amount paid, the purchase price, net of assumed liabilities, was allocated to Purchased Technologies. The transaction qualified as a tax-free merger which resulted in a difference between the tax basis value of the assets acquired and the fair market value of the patents and licensing rights. As a result, a deferred tax liability was recorded for approximately $7,909,000. The purchase price exceeded the fair market value of the net assets acquired resulting in the recording of Goodwill of $4,704,100. Pathagon had no operations other than holding the patents and licenses acquired. As Pathagon had no operations, its pro-forma financials would not be meaningful and thus are not presented.

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

         The OLIGON(R) technology is a patented anti-microbial technology that can be incorporated into the manufacturing process of many implantable devices. The patented process, involving two dissimilar metals (silver and platinum) creates an electrochemical reaction that releases silver ions that destroy bacteria, fungi and other pathogens. The Company intends to commercialize the technology in partnership with leading medical devices manufacturers.

         On May 6, 1997, Baxter Healthcare Corporation acting through its Edwards Clinical-Care Division ("Edwards") entered into an Exclusive License Agreement with Implemed, Inc. ("Implemed"), a predecessor in interest to the Company. Pursuant to the terms of the License Agreement, among other things, Edwards licensed certain intellectual property technology relating to the manufacture of anti-microbial polymers from Implemed.

         On May 7, 2002, the Company executed an amendment to the original license agreement between Oklahoma Medical Research Foundation ("OMRF") and Bridge Therapeutic Products, Inc. ("BTP"), a predecessor of Pathagon, relating to the licensing of methylene blue. Under the terms of the amendment, OMRF agreed to the assignment of the original license agreement by BTP to Pathagon. Pursuant to the amendment, the Company paid OMRF $100,000 and issued 200,000 shares of the Company's common stock and a five-year warrant to purchase an additional 200,000 shares of common stock. The exercise price of the warrant is $2.33 per share, subject to adjustment. The Company capitalized the costs of approximately $1,145,600 related to this amendment as an intangible asset and will amortize this asset over the remaining life of the methylene blue license agreement.

                       BIOENVISION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001


NOTE 3  - Intangible Assets

Intangible assets consist of the following:

                                                             June 30, 2002

Patents and licensing rights                                   $17,487,548
Less:  accumulated amortization                                    565,756
                                                               -----------

                                                               $16,921,792
                                                               ===========

Amortization of patents and licensing rights amounted to $561,832 for the year ended June 30, 2002. Amortization for each of the next five fiscal years will amount to approximately $1,346,000 annually.

NOTE 4  - License and Co-Development Agreements

         Clofarabine

         We have a license from Southern Research Institute, Birmingham, Alabama, to develop and market purine nucleoside analogs which, based on third-party studies conducted to date, may be effective in the treatment of leukemia and lymphoma. The lead compound of these purine-based nucleosides is known as Clofarabine. Under the terms of the agreement with Southern Research Institute, we were granted the exclusive worldwide license, excluding Japan and Southeast Asia, to make, use and sell products derived from the technology for a term expiring on the date of expiration of the last patent covered by the license (subject to earlier termination under certain circumstances), and to utilize technical information related to the technology to obtain patent and other proprietary rights to products developed by us and by Southern Research Institute from the technology. We plan to develop Clofarabine initially for the treatment of leukemia and lymphoma and to study its potential role in treatment of solid tumors.

         To facilitate the development of Clofarabine, we entered into a co-development agreement with ILEX Oncology, Inc. ("ILEX") in March 2001. Under the terms of the co-development agreement, ILEX is required to pay all development costs in the United States and Canada, and 50% of approved development costs worldwide outside the U.S. and Canada (excluding Japan and Southeast Asia). ILEX is responsible for conducting all clinical trials and the filing and prosecution of applications with applicable regulatory authorities in the United States and Canada. The Company retains the right to handle those matters in all territories outside the United States and Canada (excluding Japan and Southeast Asia). The Company retained the exclusive manufacturing and distribution rights in Europe and elsewhere worldwide, except for the United States, Canada, Japan and Southeast Asia. Under the co-development agreement, ILEX will have certain rights if it performs its development obligations in accordance with that agreement. The Company would be required to pay ILEX a royalty on sales outside the U.S., Canada, Japan and Southeast Asia. In turn, ILEX, which would have U.S. and Canadian distribution rights, would pay the Company a royalty on sales in the U.S. and Canada. In addition, the Company is entitled to certain milestone payments. The Company also granted Ilex an option to purchase $1 million of Common Stock after completion of the pivotal Phase II clinical trial, and ILEX has an additional option to purchase $2 million of Common Stock after the filing of a new drug application in the United States for the use of Clofarabine in the treatment of lymphocytic leukemia. The exercise price per share for each option is determined by a formula based around the date of exercise. Under the co-development agreement, ILEX also pays royalties to Southern Research Institute based on certain milestones. The Company continues to pay royalties to Southern Research Institute in respect to Clofarabine.

         Modrenal(R)

         We hold an exclusive license, until the expiration of existing and new patents related to trilostane, to market trilostane in major international territories, and an agreement with a United Kingdom company to co-develop trilostane for other therapeutic indications. Trilostane currently is manufactured by third-party contractors in accordance with good manufacturing practices. We have no plans to establish our own manufacturing facility for trilostane, but will continue to use third-party contractors.

                       BIOENVISION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001


NOTE 4  - License and Co-Development Agreements - continued

         Deferred revenue

         As of June 30, 2002, the Company reported deferred revenue of $368,182 related to the contract with ILEX. The Company is amortizing the deferred revenue, and recognizing revenues ratably, on a straight-line basis concurrent with certain development activities described in the contract, through December 2002.

         Deferred costs

         Deferred costs represent costs that are associated with the negotiation and execution of the co-development agreement with ILEX. Since the revenue related to the co-development agreement will be realized over the life of the agreement, the Company has deferred the costs related to the ILEX agreement. The Company will amortize such costs ratably, on a straight-line basis concurrent with development activities through December 2002. As of June 30, 2002, the Company has deferred costs of $184,091.

Note 5  - Rent expense

         During the year ended June 30, 2002 used office space provided by its financial advisors for its executive offices at a cost of $4,000 per month in the United States and at a cost of 3,000 pounds per month in the United Kingdom on a month-to-month agreement.

         Rent expense for the fiscal year ended June 30, 2002 totaled approximately $138,000.

Note 6  - Income taxes

The components of the income tax benefit are as follows:

                                                             June 30,
                                                    ---------------------------
                                                        2002            2001
                                                    -----------     -----------
Current:
   Federal                                          $       --      $       --
                                                    -----------     -----------
   State                                                    --              --
                                                    -----------     -----------

Deferred:
   Federal                                             (160,000)            --
   State                                                (93,000)            --
                                                    -----------     -----------
                                                       (253,000)            --
                                                    -----------     -----------
Total benefit                                       $  (253,000)    $       --
                                                    ===========     ===========

Significant components of the company's deferred tax assets and liability at June 30 are as follows:

                                                             June 30,
                                                    ---------------------------
                                                        2002            2001
                                                    -----------     -----------
Deferred tax liability
    Acquired intangibles                            $(7,656,000)    $      --
                                                    -----------     -----------


Deferred tax assets
   Federal net operating loss                         2,048,000         589,000
   State net operating loss                           1,208,000         347,000
   Depreciation                                          13,000           9,000
   Other                                                  1,000           1,000
                                                    -----------     -----------
Total deferred tax assets                             3,270,000         945,000
Valuation allowance for deferred tax assets          (3,270,000)       (945,000)
                                                    -----------     -----------
Net deferred tax asset                                     --              --
                                                    -----------     -----------

Net deferred tax liability                          $(7,656,000)    $      --
                                                    ===========     ===========

                       BIOENVISION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001


At June 30, 2002, the Company had approximately $7,226,000 of net operating loss carryforwards for U.S. Federal and state income tax purposes that expire through 2021, with a tax value of $3,256,000. A full valuation allowance has been established for the deferred tax assets due to the uncertainty of the utilization of such deferred tax asset.

The Tax Reform Act of 1986 enacted a complex set of rules (Internal Revenue Code
Section 382) limiting the utilization of NOLs to offset future taxable income following a corporate "ownership change." Generally, this occurs when there is a greater than 50 percentage point change in ownership. Accordingly, such change could limit the amount of NOLs available in a given year.

The income tax benefit as recognized differs from the benefit that would be recognized at the Federal statutory rate on the pre-dividend net loss primarily due to the valuation allowance established against the net operating loss deferred tax assets.

NOTE 7  - Credit Facilities

         In August 2001, the Company obtained an unsecured financing facility with Jano Holdings for $1,000,000, bearing interest at a rate of 8% per annum.

         In November 2001, the Company announced the appointment of SCO Financial Group LLC as its financial advisor, and that SCO Capital Partners LLC ("SCO Capital") extended a $1,000,000 secured credit line (the "Facility") to the Company.

         In May 2002, the Company repaid the amounts outstanding under the Jano and SCO credit facilities, of approximately $326,000 and $657,000, respectively.

NOTE 8  - Stockholders' transactions

         Common Stock and Securities Convertible into Common Stock

         Under an agreement between the Company and Bioaccelerate Inc, a BVI company ("Bioaccelerate"), of Switzerland, dated 21 March 2000, Bioaccelerate purchased 727,273 common shares of the Company at $2.75 per share. The agreement also provided Bioaccelerate options to purchase two further tranches of 727,272 common shares each at $2.75 per share upon certain specified milestones being achieved. The specified milestones have not yet been achieved. In April 2001, Bioaccelerate amended certain provisions of its investment agreement with the Company, including eliminating the outstanding option and the right to purchase additional options upon achievement of milestones and, in consideration, received 1,454,444 options to purchase shares of the Company's common stock at an exercise price of $1.25 per share.

         In December 2000, the Company issued 272,500 shares of common stock to outside consultants. Consultant's expense of $272,500 based on the fair value of the Company's stock trading at $1.00 at the time the shares were issued has been recognized in the Company's financial statements.

         In April 2001, we granted to Phoenix Ventures 500,000 options to purchase shares of our common stock at an exercise price of $1.25 per share. The options were issued in connection with a credit facility made available to us by Glen Investments Limited, a Jersey (Channel Islands) corporation wholly-owned by Kevin R. Leech, a U.K. citizen and one of our stockholders, which facility was terminated in August 2001. The options immediately vested and expire in April 2004. These options resulted in a finance charge of $415,000 being recorded and amortized over the remaining life of the loan facility that expired August 2001.

         In April 2001, the Company granted 150,000 options to two consultants in exchange for certain services received to purchase shares of the Company's common stock at any exercise price of $1.25 per share. The options expire in April 2004 and are immediately vested. The issuance of these options resulted in a charge to consulting expenses of $124,500 in the Company's financial statements. In August 2001, the Company cancelled these options and replaced them with 150,000 shares.

                       BIOENVISION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001


NOTE 8  - Stockholders' transactions - continued

         In August 2001, the Company issued 208,333 shares to officers of the Company, in exchange for accrued officers' salaries of $154,214.

         In October 2001, the Company issued 134,035 shares to officers as payment for accrued salaries of $206,017 to September 30, 2001. In October 2001, the Company issued 146,499 shares as payment for trade payables of $168,473 to certain creditors.

         In connection with securing the Facility with SCO Capital in November 2001, the Company issued warrants to purchase 1,500,000 shares of the Company's common stock at a strike price of $1.25 per share, subject to certain anti-dilution adjustments. The warrants expire five years from the date of issuance. The Company measured the fair market value of the warrants and recorded financing costs of $1,872,000, which were amortized over the term of the Facility. The warrants expire five years from the date of issuance. The credit facility with SCO Capital was terminated in May 2002 at which time the Company received a payoff letter evidencing such termination.

         On February 1, 2002, in connection with the Company's acquisition of Pathagon, the Company issued 7,000,000 shares of its common stock. In connection with the closing of the acquisition of Pathagon, the Company also entered into Registration Rights Agreements, with the persons or entities who were shareholders of Pathagon, pursuant to which the Company is required to register the offer and resale of the shares of common stock issued in the acquisition. Affiliates of SCO Capital owned 82% of Pathagon prior to the acquisition.

         On March 12, 2002, a majority of the Company's shareholders delivered a written consent to authorize amendment of the Company's certificate of incorporation, approved by the Company's Board of Directors, to increase the number of authorized shares of common stock from 25,000,000 to 50,000,000 and to authorize the issuance of 10,000,000 shares of the Company's Series A Convertible Preferred Stock. The shareholder action became effective, and the amendment was filed and became effective, on April 30, 2002.

         In March 2002, the Company issued 705,984 shares of common stock to its officers and directors as payment for salaries accrued through June 30, 2001 of $910,000

         Preferred Stock

         On May 7, 2002 the Company authorized the issuance and sale of up to 5,920,000 shares of Series A Convertible Participating Preferred Stock, par value $0.001 per share ("Series A Preferred Stock"). Series A Preferred Stock may be converted into two shares of common stock at an initial conversion price of $1.50 per share of common stock, subject to adjustment for stock splits, stock dividends, mergers, issuances of cheap stock and other similar transactions. Holders of Series A Preferred Stock also received, in respect of each share of Series A Preferred Stock purchased in the May 2002 Private Placement by the Company, one warrant to purchase one share of the Company's common stock at an initial exercise price of $2.00, subject to adjustment. The purchasers of Series A Preferred Stock also received certain registration rights.

         In May 2002, Bioenvision issued an aggregate of 5,916,666 shares of Series A convertible participating preferred stock for $3.00 per share and warrants to purchase an aggregate of 5,916,666 shares of common stock in a private placement financing. The preferred stock has a par value of $.001 per share and generally carries rights to vote with the holders of common stock as one class on a two-for-one basis. The preferred stock is convertible into the Company's common stock on a two-for-one basis subject to certain adjustments at the earlier to occur of (i) at the election of each holder from and after the issuance date, or (ii) the date at any time after the one year anniversary of the issuance date upon which both (x) the average of the market price for a share of common stock for thirty consecutive trading days exceeds $10.00 per share, subject to certain adjustments, and (y) the average of the trading volume for the Company's common stock during such period exceeds 150,000, subject to certain adjustments.

         Upon conversion, the holder of the preferred stock will be required to pay to the Company, in cash, a conversion price equal to $1.50 per share of common stock into which the shares of preferred stock are convertible.

                       BIOENVISION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001


NOTE 8  - Stockholders' transactions - continued

The Company is required to accrue for and pay a dividend of 5%, subject to certain adjustments, on its cumulative Series A Convertible Participating Preferred Stock. In the event of a voluntary or involuntary liquidation or dissolution of the Company, before any distribution of assets shall be made to the holders of the Company's securities which are junior to the preferred stock (such as the common stock), holders of the preferred stock shall be paid out of the assets of the Company legally available for distribution to the Company's stockholders an amount per share equal to the initial original issue price ($3.00) subject to certain adjustments plus all accrued but unpaid dividends on such preferred stock.

NOTE 9  - Related party transactions

         In November 2000 Bioenvision issued 272,500 shares of common stock valued at approximately at $1.00 per share to various consultants for work performed for and on our behalf. The shares were issued to Andrew Turner (112,500), David Chester (112,500), and Shane Sutton (47,500). The Company recorded each of these consulting expenses as a non-cash charge to its income statement for the year ended June 30, 2001.

         In April 2001, in accordance with the terms of the Company's stock option plan, the Company issued the following options at an exercise price of $1.25 per option share and which immediately vested. Originally, the terms of the options were that each option can be exercised after April 30, 2001 for a period of three years, whereby the options will no longer be able to be exercised after April 30, 2004 unless otherwise agreed with the Company. In July 2002, the Company changed the three-year term to a five-year term:

         o a total of 2,200,000 options to employees (Christopher Wood - 1,500,000 options; Stuart Smith - 500,000 options; and Thomas Scott Nelson - 200,000 options);

         o a total of 2,904,544 options to certain consultants to the Company.

         o a total of 500,000 options to Phoenix Ventures which were issued in connection with a credit facility made available to us by Glen Investments Limited, a Jersey (Channel Islands) corporation wholly owned by Kevin R. Leech, a U.K. citizen and one of our stockholders, which facility was terminated in August 2001.

         The extension of the foregoing options to a five year term will require the Company to record additional compensation and consulting fees and expenses in the first quarter of the fiscal year ended June 30, 2003.

         In May 2001, certain officers agreed to convert $910,681 of the outstanding deferred salaries into 705,954 shares of common stock. The deferred salaries were converted to additional paid in capital during the quarter ended June 30, 2001.

         In August 2001 in connection with outstanding deferred salaries, Bioenvision issued 208,333 shares at the rate of $1.25 per share as follows:
Christopher B. Wood, 98,684 shares; Thomas Nelson, 27,412 shares; and Stuart Smith, 82,237 shares. The deferred salaries were converted to additional paid in capital during the quarter ended September 30, 2001.

         In August 2001, we obtained a $1 million line of credit facility, which expires in September 2002, from Jano Holdings Limited, one of our shareholders. This credit facility was terminated in May 2002 at which time the Company received a payoff letter evidencing such termination.

         In October 2001, we issued 134,035 shares of common stock to officers as payment for salaries accrued to September 30, 2001. The deferred salaries were converted to additional paid in capital during the quarter ended December 31, 2001.

         On November 16, 2001, we entered into an engagement letter with SCO Capital, pursuant to which SCO would act as our financial advisor. In connection with the engagement letter, we issued a warrant to purchase 100,000 shares of common stock at an exercise price of $1.25 per share, subject to certain anti-dilution adjustments. The warrants expire five years from the date of issuance. The issuance of these shares has been capitalized as deferred financing costs which are being amortized over a twelve-month period.

                       BIOENVISION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001


NOTE 9  - Related party transactions - continued

         In connection with securing a credit facility with SCO Capital, we issued warrants to purchase 1,500,000 shares of our common stock at a strike price of $1.25 per share, subject to certain anti-dilution adjustments. The warrants expire five years from the date of issuance. The credit facility with SCO Capital was terminated in May 2002 at which time the Company received a payoff letter evidencing such termination.

         On February 5, 2002, we completed the acquisition of Pathagon Inc. Affiliates of SCO Capital owned 82% of Pathagon prior to the acquisition. In connection therewith, on February 1, 2002 we issued 7,000,000 shares of common stock to the former stockholders of Pathagon Inc.

         In May 2002, we completed a private placement pursuant to which we issued an aggregate of 5,916,666 shares of Series A Preferred Stock for $3.00 per share and warrants to purchase an aggregate of 5,916,666 shares of common stock. Perseus-Soros Biopharmaceutical Fund, LP received 3,000,000 shares of Series A Preferred Stock and warrants to purchase an aggregate of 3,000,000 shares of common stock.

NOTE 10 - Stock options

         The Company adopted its 2001 Stock Option Plan (the "Plan") on April 30, 2001. The purchase price of stock options under the Plan is determined by the Compensation Committee of the Board of Directors of the Company (the "Committee"). The term is fixed by the Committee, but no incentive stock option is exercisable after 5 years from the date of grant.

         In April 2001, in accordance with the terms of the Company's stock option plan, the Company issued the following options at an exercise price of $1.25 per option share and which immediately vested. Originally, the terms of the options were that each option can be exercised after April 30, 2001 for a period of three years, whereby the options will no longer be able to be exercised after April 30, 2004 unless otherwise agreed with the Company. In July 2002, the Company changed the three-year term to a five-year term:

         o a total of 2,200,000 options to employees (Christopher Wood - 1,500,000 options; Stuart Smith - 500,000 options; and Thomas Scott Nelson - 200,000 options);

         o a total of 2,904,544 options to certain consultants to the Company.


         A summary of the Company's stock option activity for options issued to employees and related information follows:

                                                                            Year Ended
                                                                             June 20,
                                                         ------------------------------------------------
                                                                 2002                        2001
                                                         --------------------        --------------------
                                                          Common      Option          Common      Option
                                                           Stock     Exercise          Stock     Exercise
                                                          Options      Price          Options      Price
                                                         ---------   --------        ---------   --------
         Outstanding at beginning of year.............   2,200,000     $1.25                 0       n/a
         Granted......................................           0                   2,200,000     $1.25
         Exercised....................................           0                           0
         Canceled.....................................           0                                     0
         Outstanding at end of year...................   2,200,000                   2,200,000     $1.25
         Exercisable at end of year...................   2,200,000                   2,200,000     $1.25
         Weighted average fair value of options
         granted during the year......................                 $1.25                       $0.83

                       BIOENVISION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001


NOTE 10 - Stock options -continued


         The Company accounts for stock-based compensation in accordance with the provisions of APB No. 25. Had compensation expense been determined based on the fair value of the options at the grant dates, as prescribed in SFAS No. 123, the Company's results would have been as follows:

                                      Year Ended June 30,
                                  ---------------------------
                                      2002           2001
                                  ------------   ------------
         Net loss as reported     $(5,735s981)   $(2,122,264)
         Pro forma net loss       $(5,735,981)   $(3,948,264)

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


                                        BIOENVISION, INC.


                                        By  /s/ Christopher B. Wood, M.D.
                                           -------------------------------------
                                           Christopher B. Wood, M.D.
                                           Chairman and Chief Executive Officer


                                        By  /s/ David P. Luci
                                           -------------------------------------
                                           David P. Luci
                                           Director of Finance, General Counsel
                                           and Corporate Secretary
                                           (Principal Accounting Officer)

         Each person whose signature appears below hereby constitutes and appoints either Christopher B. Wood, M.D. or David P. Luci his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying all that said attorney-in-fact and agent or his substitute or substitutes, or any of them, may lawfully do or cause to be done by virtue hereof. In accordance with the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.

         Signature                                      Title                                      Date
         ---------                                      -----                                      ----
/s/ Christopher B. Wood, M.D.       Chairman and Chief Executive Officer and Director      September 30, 2002
-----------------------------
Christopher B. Wood, M.D.

/s/ Thomas S. Nelson, C.A.          Director                                               September 30, 2002
--------------------------
Thomas S. Nelson, C.A.

/s/ Jeffrey B. Davis                Director                                               September 30, 2002
--------------------
Jeffrey B. Davis

/s/ Andrew N. Schiff                Director                                               September 30, 2002
--------------------
Andrew N. Schiff

/s/ Steven A. Elms                  Director                                               September 30, 2002
------------------
Steven A. Elms

Item 14. Controls and Procedures.

(a)      Certificate of Chief Executive Officer.

I, Christopher B. Wood, certify that:

         1. I have reviewed this annual report on Form 10-KSB of Bioenvision, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14 for the registrant and have:

                  a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


         Date:  September 30, 2002
                                        /s/ Christopher B. Wood
                                        ----------------------------------------
                                        Christopher B. Wood
                                        Chairman and Chief Executive Officer
                                        (Principal Executive Officer)

(b)      Certificate of Director of Finance.


I, David P. Luci, certify that:

         7. I have reviewed this annual report on Form 10-KSB of Bioenvision, Inc.;

         8. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         9. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         10. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14 for the registrant and have:

                  a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         11. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         12. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


         Date:  September 30, 2002

                                        /s/ David P. Luci
                                        ----------------------------------------
                                        David P. Luci
                                        Director of Finance, General Counsel and
                                        Corporate Secretary
                                        (Principal Accounting Officer)

                                 EXHIBIT INDEX
                                 -------------

Exhibit
Number                                   Description
-------                                  -----------
2.1           Acquisition Agreement between Registrant and Bioenvision, Inc.
              dated December 21, 1998 for the acquisition of 7,013,897 shares of Registrant's Common Stock by the stockholders of Bioenvision, Inc.
              (1)

2.2 Amended and Restated Agreement and Plan of Merger, dated as of February 1, 2002, by and among Bioenvision, Inc., Bioenvision Acquisition Corp. and Pathagon, Inc. (5)

3.1           Certificate of Incorporation of Registrant. (2)

3.1(a)        Amendment to Certificate of Incorporation filed January 29, 1999.
              (3)

3.1(b) Certificate of Correction to the Certificate of Incorporation, filed March 15, 2002 (6)

3.1(c) Certificate of Amendment to the Certificate of Incorporation, filed April 30, 2002 (6)

3.2           By-Laws of the Registrant. (2)

3.2(a)        Amendment to Bylaws, effective April 30, 2002 (6)

4.1           Certificate of Designation (6)

4.2           Form of Warrant (6)

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

10.2 Co-Development Agreement between Bioheal, Ltd. and Christopher Wood dated May 19, 1998. (3)

10.3 Co-Development Agreement between Biomed (UK) Ltd. and EuroLifesciences, Ltd. dated May 20, 1998. (3)

10.4 Co-Development Agreement between Stegram Pharmaceuticals, Ltd. and Bioenvision, Inc. dated July 15, 1998. (3)

10.5 Co-Development Agreement between Southern Research Institute and Eurobiotech Group, Inc. dated August 31, 1998. (3)

10.5(a) Agreement to Grant License from Southern Research Institute to Eurobiotech Group, Inc. dated September 1, 1998. (3)

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

10.9 License Agreement between Bioenvision, Inc. and University College Cardiff Consultants Limited dated June 21, 1999. (3)

10.10 Research Agreement between Bioenvision, Inc. and Cardiff University dated July 8, 1999.(3)

10.11 Employment agreement between Bioenvision, Inc. and Stuart Smith dated January 1, 2000. (4)

10.12         Employment Agreement between Bioenvision, Inc. and Christopher B.
              Wood, M.D. dated September 1, 1999. (4)

10.13 Securities Purchase Agreement with Bioaccelerate Inc dated March 24, 2000. (4)

Exhibit
Number                                   Description
-------                                  -----------
10.14 Engagement Letter Agreement, dated as of November 16, 2001, by and between Bioenvision, Inc. and SCO Securities LLC. (7)

10.15 Security Agreement, dated as of November 16, 2001, by Bioenvision, Inc. in favor of SCO Capital Partners LLC. (7)

10.16 Commitment Letter, dated November 16, 2001, by and between SCO Capital Partners LLC and Bioenvision, Inc. (7)

10.17 Senior Secured Grid Note, dated November 16, 2001, by Bioenvision, Inc. in favor of SCO Capital Partners LLC. (7)

10.18 Registration Rights Agreement, dated as of February 1, 2002, by and among Bioenvision, Inc., the former shareholders of Pathagon, Inc. party thereto, Christopher Wood, Bioaccelerate Limited, Jano Holdings Limited and Lifescience Ventures Limited. (8)

10.19 Stockholders Lock-Up Agreement, dated as of February 1, 2002, by and among Bioenvision, Inc., the former shareholders of Pathagon, Inc. party thereto, Chirstopher Wood, Bioaccelerate Limited, Jano Holdings Limited and Lifescience Ventures Limited. (8)

10.20 Form of Securities Purchase Agreement by and among Bioenvision, Inc. and certain purchasers, dated as of May 7, 2002. (6)

10.21 Form of Registration Rights Agreement by and among Bioenvision, Inc. and certain purchasers, dated as of May 7, 2002. (6)

10.22 Exclusive License Agreement by and between Baxter Healthcare Corporation, acting through its Edwards Critical-Care division, and Implemed, dated as of May 6, 1997. (12)

10.23 License Agreement by and between Oklahoma Medical Research Foundation and bridge Therapeutic Products, Inc., dated as of January 1, 1998. (12)

10.23(a) Amendment No. 1 to License Agreement by and among Oklahoma Medical Research Foundation, Bioenvision, Inc. and Pathagon, Inc., dated May 7, 2002. (12)

10.24 Inter-Institutional Agreement between Sloan-Kettering Institute for Cancer Research and Southern Research Institute, dated as of August 31, 1998. (12)

10.25 License Agreement between University College London and Bioenvision, Inc., dated March 1, 1999. (12)

10.26 Research Agreement, between Stegram Pharmaceuticals Ltd., Queen Mary and Westfield College and Bioenvision, Inc., dated June 8, 1999. (12)

10.27 Research and License Agreement between Bioenvision, Inc., Velindre NHS Trust and University College Cardiff Consultants, dated as of January 9, 2001. (12)

10.28 Co-Development Agreement, between Bioenvision, Inc. and ILEX Oncology, Inc., dated March 9, 2001. (12)

10.29 Amended and Restated Agreement and Plan of Merger, dated as of February 1, 2002, among Bioenvision, Inc., Bioenvision Acquisition Corp. and Pathagon Inc. (5)

16.1 Letter from Graf Repetti & Co., LLP to the Securities and Exchange Commission, dated September 30, 1999. (9)

16.2 Letter from Ernst & Young LLP to the Securities and Exchange Commission, dated July 6, 2001. (10)

16.3 Letter from Ernst & Young LLP to the Securities and Exchange Commission, dated August 16, 2001. (11)

21.1          Subsidiaries of the registrant (4)

24.1          Power of Attorney (appears on signature page)

99.1          Certificate of Chief Executive Officer

99.2          Certificate of Director of Finance

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

(5) Incorporated by reference and filed as an Exhibit to Registrant's Current Report on Form 8-K filed with the SEC on April 16, 2002.

(6) Incorporated by reference and filed as an Exhibit to Registrant's Current Report on Form 8-K, filed with the SEC on May 28, 2002.

(7) Incorporated by reference and filed as an Exhibit to Registrant's Current Report on Form 8-K, filed with the SEC on January 8, 2002.

(8) Incorporated by reference and filed as an Exhibit to Registrant's Current Report on Form 8-K, filed with the SEC on February 21, 2002.

(9) Incorporated by reference and filed as an Exhibit to Registrant's Current Report on Form 8-K, filed with the SEC on October 1, 1999.

(10) Incorporated by reference and filed as an Exhibit to Registrant's Current Report on Form 8-K/A, filed with the SEC on July 26, 2001.

(11) Incorporated by reference and filed as an Exhibit to Registrant's Current Report on Form 8-K, filed with the SEC on December 6, 2001.

(12) Incorporated by reference and filed as an Exhibit to Registrant's Current Report on Form 8-K, filed with the SEC on June 24, 2002.