Form 10QSB
period 2002-09-30
BIOENVISION INC
filed 2002-11-14
CIK 1028205

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

                            Commission File # 0-24875

                                BIOENVISION, INC.

             (Exact name of registrant as specified in its charter)



               Delaware                            13-4025857
               --------                            ----------
        State or other jurisdiction                   IRS
        of Incorporation or organization         Employer ID No..


                509 Madison Avenue Suite 404 New York, N.Y. 10022
                -------------------------------------------------
                    (Address of principal executive offices)

                    Issuer's Telephone Number (212) 750-6700

As of October 25, 2002, the following shares of the Registrant's common stock, par value $.001 per share (the "Common Stock"), were issued and outstanding:
16,887,786 shares of Common Stock

Traditional small Business Disclosure Format (Check One): YES [ ] No [X]

                                      INDEX

PART I - FINANCIAL INFORMATION
------------------------------

Item 1. Financial Statements

Condensed Consolidated Balance Sheets                                         1

Condensed Consolidated Statements of Operations                               2

Condensed Consolidated Statements of Cash Flows                               3

Note A.  General                                                              4

Note B.  Interim Financial Statements                                         4

Note C.  Net Loss Per Share                                                   4

Note D.  Acquisition of Pathagon                                              5

Note E.  License and Co-Development Agreements                                6

Note F.  Stockholders' Transactions                                           7

Note G.  Stock-Based Compensation                                             7

Item 2. Management's Discussion and Analysis or Plan of Operation             9

Item 4.  Controls and Procedures                                             14

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                    15

Item 2. Changes in Securities                                                15

Item 3. Defaults upon Senior Securities                                      15

Item 4. Submission of Matters to a Vote of Security Holders                  15

Item 5. Other information                                                    15

Item 6. Exhibits and Reports on Form 8-K                                     15

SIGNATURES

                       Bioenvision, Inc. and Subsidiaries

                      CONDENSED CONSOLIDATD BALANCE SHEETS

                                                                                          September 30,          June 30
                                                                                              2002                2002
                                                                                         ---------------     ---------------
                                    ASSETS                                                                     (unaudited)

Current assets
    Cash and cash equivalents                                                            $    10,926,920     $    12,882,521
    Restricted cash                                                                              290,000
    Deferred costs - current                                                                      92,046             184,091
    Accounts receivable                                                                           25,000              50,000
    Prepaid expenses                                                                              84,685
                                                                                         ---------------     ---------------

        Total current assets                                                                  11,418,651          13,116,612

    Property and equipment, net                                                                    9,511                 587
    Intangible assets, net                                                                    16,589,880          16,921,792
    Goodwill                                                                                   4,704,100           4,704,100
    Security deposits                                                                            168,177
                                                                                         ---------------     ---------------

        Total assets                                                                     $    32,890,319     $    34,743,091
                                                                                         ===============     ===============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities
    Accounts payable                                                                     $       709,717     $       434,316
    Accrued expenses                                                                           1,156,480           1,429,508
    Accrued dividends payable                                                                    352,066             131,328
    Directors loans payable                                                                        3,728              32,261
    Officers salaries                                                                             52,068              52,090
    Deferred revenue                                                                             184,091             368,182
                                                                                         ---------------     ---------------

        Total current liabilities                                                              2,458,150           2,447,685

Deferred tax liability - non current                                                           7,503,900           7,656,000
                                                                                         ---------------     ---------------

        Total liabilities                                                                      9,962,050          10,103,685
                                                                                         ---------------     ---------------

 Stockholders' equity
    Preferred stock- $0.001 par value; 5,920,000 authorized and 5,916,966
      shares issued and outstanding                                                                5,917               5,917
    Common stock - par value $0.01; authorized 50,000,000 and
      shares issued and outstanding 16,887,786 shares at September
      30 and June 30, 2002, respectively                                                          16,887              16,887
    Additional paid-in-capital                                                                45,914,054          45,491,555
    Accumulated deficit                                                                      (23,160,935)        (21,027,299)
    Accumulated other comprehensive income                                                       152,346             152,346
                                                                                         ---------------     ---------------

         Stockholders' equity                                                                 22,928,269          24,639,406
                                                                                         ---------------     ---------------

         Total liabilities and stockholders' equity                                      $    32,890,319     $    34,743,091
                                                                                         ===============     ===============

The accompanying footnotes are an integral part of these financial statements

                       Bioenvision, Inc. and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                 Three months ended
                                                                                                    September 30,
                                                                                              2002                2001
                                                                                         ---------------     ---------------
                                                                                           (unaudited)         (unaudited)

Contract revenue                                                                         $       209,091     $       184,091
                                                                                         ---------------     ---------------

Costs and expenses
    Research and development                                                                     519,867             203,981
    General and administrative                                                                 1,144,756             156,718
    Interest and finance charges, net                                                            325,000             219,996
    Depreciation and amortization                                                                332,338               4,859
                                                                                         ---------------     ---------------

         Total costs and expenses                                                              2,321,961             585,554

Other income                                                                                      48,411

Net loss before income tax benefit                                                            (2,064,459)           (401,463)


Income tax benefit                                                                               152,100
                                                                                         ---------------     ---------------

Net loss                                                                                      (1,912,359)           (401,463)

Cumulative preferred stock dividend                                                             (221,278)
                                                                                         ---------------     ---------------

Net loss available to common stockholders                                                $    (2,133,637)    $      (401,463)
                                                                                         ===============     ===============

Basic and diluted net loss per share                                                               (0.12)              (0.05)
                                                                                         ===============     ===============

Weighted average shares used in computing
    basic and diluted net loss per share                                                      16,887,786           8,428,086
                                                                                         ===============     ===============


The accompanying footnotes are an integral part of these financial statements

                       Bioenvision, Inc. and Subsidiaries

                 CONDENSED CONSOLIDATD STATEMENTS OF CASH FLOWS

                                                                                                 Three months ended
                                                                                                    September 30,
                                                                                              2002                2001
                                                                                         ---------------     ---------------
                                                                                           (unaudited)         (unaudited)
Cash flows from operating activities
    Net loss                                                                             $    (1,912,359)    $      (401,463)
    Adjustments to reconcile net loss to net
       cash used in operating activities
    Depreciation and amortization                                                                332,338               4,859
    Amortization of deferred tax liability                                                      (152,100)
    Compensation costs - options issued to nonemployees                                           97,500
    Noncash interest and finance charge - options issued                                         325,000
    Changes in assets and liabilities
       Accounts receivable                                                                        25,000
       Deferred financing fees                                                                                       207,500
       Deferred costs                                                                             92,045              92,046
       Deferred revenue                                                                         (184,091)           (184,091)
       Accounts payable                                                                          275,401              27,493
       Prepaid expenses                                                                          (84,685)
       Security deposits                                                                        (168,177)
       Officer's salary for equity conversion                                                    (28,555)             85,000
       Accrued dividends payable                                                                 221,278
       Other accrued expenses and liabilities                                                   (494,845)             11,822
                                                                                         ---------------     ---------------
                    Net cash used in operating activities                                     (1,656,250)           (156,834)
                                                                                         ---------------     ---------------

Cash flows from investing  activities
    Capital expenditures                                                                          (9,350)
    Restricted cash                                                                             (290,000)
                                                                                         ---------------     ---------------
                    Net cash used in investing activities                                       (299,350)               --
                                                                                         ---------------     ---------------

Cash flows from financing activities
    Loan payable                                                                                                     144,886
    Bank overdraft                                                                                                    12,242
                                                                                         ---------------     ---------------
                  Net cash provided by financing activities                                         --               157,128
                                                                                         ---------------     ---------------

Net (decrease) increase in cash and equivalents                                               (1,955,600)                294
Cash and cash equivalents, beginning of period                                                12,882,521                --
                                                                                         ---------------     ---------------
               Cash and cash equivalents, end of period                                  $    10,926,920     $           294
                                                                                         ===============     ===============

Supplemental disclosure of cash flow information
    Interest paid                                                                        $          --       $        12,496
                                                                                         ===============     ===============

The accompanying footnotes are an integral part of these financial statements

                       BIOENVISION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2002

                                   (Unaudited)

NOTE A - GENERAL

Description of business

Bioenvision, Inc. ("Bioenvision" or the "Company") is an emerging biopharmaceutical company whose primary business focus is the acquisition, development and distribution of drugs to treat cancer. The Company has a broad range of products and technologies under development, but its two lead drugs are Clofarabine and Modrenal(TM). Modrenal(TM) is approved for marketing in the U.K. for advanced breast cancer. The Company's plan is to bring Modrenal(TM) into the U.S. to perform further clinical trials and to access the U.S. market. Most of the Company's other drugs are now in clinical trials in various stages of development.

The Company was incorporated as Express Finance, Inc. under the laws of the State of Delaware on August 16, 1996, and changed its name to Ascot Group, Inc. in August 1998 and further to Bioenvision, Inc. in December 1998.

On February 1, 2002, the Company completed the acquisition of Pathagon Inc. ("Pathagon"), a privately held company focused on the development of novel anti-infective products and technologies. Pathagon's principal products are OLIGON(TM) and methylene blue. Affiliates of SCO Capital Partners LLC, the Company's financial advisor and consultant, owned 82% of Pathagon prior to the acquisition. The Company acquired 100% of the outstanding shares of Pathagon in exchange for 7,000,000 shares of the Company's common stock. The acquisition has been accounted for as a purchase business combination in accordance with SFAS 141.

Prior to the acquisition of Pathagon and the May 2002 private placement in which the Company raised gross proceeds of $17.7 million, the Company devoted most of its efforts to establishing a new business (raising capital, research and development, etc.) and had been a development stage enterprise. Management believes it now has the financial resources to market some of the Company's late-stage products, which could lead to significant revenues from royalty payments and sales revenues. Accordingly, the financial statements no longer reflect the required disclosure for a Development Stage Enterprise.

NOTE B - INTERIM FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position as of September 30, 2002 and the consolidated results of operations for the three months ended September 30, 2002 and 2001, and cash flows for the three months ended September 30, 2002 and 2001.

The condensed consolidated balance sheet at June 30, 2002 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Form 10-KSB filed by the Company for the year ended June 30, 2002.

Certain amounts in the 2002 and 2001 financial statements have been reclassified to conform to the 2002 presentation.

The consolidated results of operations for the three months ended September 30, 2002 and 2001 are not necessarily indicative of the results to be expected for any other interim period or for the full year.

NOTE C - NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of common shares outstanding during the periods. Diluted net loss per share is computed using the weighted average number of common shares and potentially dilutive common shares outstanding during the periods. Options and warrants to purchase 5,234,544 and 4,854,444 shares of common stock have not been included in the calculation of net loss per share for the three months ended September 30, 2002 and 2001, respectively, as their effect would have been antidilutive.

                       BIOENVISION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2002

                                   (Unaudited)

NOTE D - ACQUISITION OF PATHAGON

                                          September 30, 2002     June 30, 2002
                                          ------------------    ---------------
                                             (unaudited)
  Patent and licensing rights               $    17,452,673     $    17,487,548
  Less:  accumulated amortization                   862,794             565,756
                                            ---------------     ---------------

                                            $    16,589,879     $    16,921,792
                                            ===============     ===============

On February 1, 2002, the Company completed the acquisition of Pathagon. The acquisition was accounted for as a purchase business combination in accordance with SFAS 141. The Company issued 7,000,000 shares of common stock to complete the acquisition, which was valued at $12,600,000 based on the 5-day average trading price of the stock ($1.80) surrounding November 22, 2001, the day of the Company's announcement of the agreed-upon acquisition. The acquired patents and licensing rights of OLIGON(TM) and methylene blue (collectively referred to as "Purchased Technologies") were recorded at their fair market value as determined by an outside consultant, which was approximately $17,576,000. The patent and licensing rights acquired are being amortized over 13 years, which is the estimated remaining contractual life of these assets. Since the estimated fair value of the Purchased Technologies was at least equal to the amount paid, the purchase price, net of assumed liabilities, was allocated to Purchased Technologies. The transaction qualified as a tax-free merger that resulted in a difference between the tax basis value of the assets acquired and the fair market value of the patents and licensing rights. As a result, a deferred tax liability was recorded for approximately $7,909,000. The purchase price exceeded the fair market value of the net assets acquired, resulting in the recording of Goodwill of $4,704,100. Pathagon had no operations other than holding the patents and licenses acquired. As Pathagon had no operations, its pro forma financials would not be meaningful and thus are not presented.

The Company now has the worldwide rights to the use of thiazine dyes, including methylene blue, for in vitro and in vivo inactivation of pathogens in biological fluids. Methylene blue is one of only two compounds used commercially to inactivate pathogens in blood products, and is currently used in many European countries to inactivate pathogens in fresh frozen plasma. The Company believes that, as a result of the mechanism of action of its proprietary technology, its systems also have the potential to inactivate many new pathogens before they are identified and before tests have been developed to detect their presence in the blood supply. Because the Company's systems are being designed to inactivate rather than merely test for pathogens, the Company's systems also have the potential to reduce the risk of transmission of pathogens that would remain undetected by testing.

The OLIGON(TM) technology is a patented antimicrobial technology that can be incorporated into the manufacturing process of many implantable devices. The patented process, involving two dissimilar metals (silver and platinum) creates an electrochemical reaction that releases silver ions that destroy bacteria, fungi and other pathogens. The Company intends to commercialize the technology in partnership with leading medical devices manufacturers.

On May 6, 1997, Baxter Healthcare Corporation, acting through its Edwards Clinical-Care Division ("Edwards"), entered into an Exclusive License Agreement with Implemed, Inc. ("Implemed"), a predecessor in interest to the Company. Pursuant to the terms of the License Agreement, among other things, Edwards licensed certain intellectual property technology relating to the manufacture of antimicrobial polymers from Implemed.

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

                       BIOENVISION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2002

                                   (Unaudited)

NOTE E - LICENSE AND CO-DEVELOPMENT AGREEMENTS

                                   Clofarabine

We have a license from Southern Research Institute, Birmingham, Alabama, to develop and market purine nucleoside analogs which, based on third-party studies conducted to date, may be effective in the treatment of leukemia and lymphoma. The lead compound of these purine-based nucleosides is known as Clofarabine. Under the terms of the agreement with Southern Research Institute, we were granted the exclusive worldwide license, excluding Japan and Southeast Asia, to make, use and sell products derived from the technology for a term expiring on the date of expiration of the last patent covered by the license (subject to earlier termination under certain circumstances), and to utilize technical information related to the technology to obtain patent and other proprietary rights to products developed by us and by Southern Research Institute from the technology. We plan to develop Clofarabine initially for the treatment of leukemia and lymphoma and to study its potential role in the treatment of solid tumors.

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

                                   Modrenal(TM)

We hold an exclusive license, until the expiration of existing and new patents related to Modrenal(TM) (trilostane), to market trilostane in major international territories, and an agreement with a United Kingdom company to co-develop trilostane for other therapeutic indications. Trilostane currently is manufactured by third-party contractors in accordance with good manufacturing practices. We have no plans to establish our own manufacturing facility for trilostane, but will continue to use third-party contractors.

Deferred revenue

As of September 30, 2002, the Company reported deferred revenue of $184,091 related to the contract with ILEX. The Company is amortizing the deferred revenue, and recognizing revenues ratably, on a straight-line basis concurrent with certain development activities described in the contract, through December 2002.

Deferred costs

Deferred costs represent costs that are associated with the negotiation and execution of the co-development agreement with ILEX. Since the revenue related to the co-development agreement will be realized over the life of the agreement, the Company has deferred the costs related to the ILEX agreement. The Company will amortize such costs ratably, on a straight-line basis concurrent with development activities through December 2002. As of September 30, 2002, the Company has deferred costs of $92,046.

                       BIOENVISION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2002

                                   (Unaudited)

NOTE F - STOCKHOLDERS' TRANSACTIONS

On March 12, 2002, a majority of the Company's stockholders delivered a written consent to authorize amendment of the Company's certificate of incorporation, approved by the Company's Board of Directors, to increase the number of authorized shares of common stock from 25,000,000 to 50,000,000 and to authorize the issuance of 10,000,000 shares of the Company's Preferred Stock. The shareholder action became effective, and the amendment was filed and became effective, on April 30, 2002.

                                 Preferred Stock

On May 7, 2002, the Company authorized the issuance and sale of up to 5,920,000 shares of Series A Convertible Participating Preferred Stock, par value $0.001 per share ("Series A Preferred Stock"). Series A Preferred Stock may be converted into two shares of common stock at an initial conversion price of $1.50 per share of common stock, subject to adjustment for stock splits, stock dividends, mergers, issuances of cheap stock and other similar transactions. Holders of Series A Preferred Stock also received, in respect of each share of Series A Preferred Stock purchased in the May 2002 Private Placement by the Company, one warrant to purchase one share of the Company's common stock at an initial exercise price of $2.00, subject to adjustment. The purchasers of Series A Preferred Stock also received certain registration rights.

In May 2002, Bioenvision issued an aggregate of 5,916,666 shares of Series A convertible participating preferred stock for $3.00 per share and warrants to purchase an aggregate of 5,916,666 shares of common stock in a private placement financing. The preferred stock has a par value of $.001 per share and generally carries rights to vote with the holders of common stock as one class on a two-for-one basis. The preferred stock is convertible into the Company's common stock on a two-for-one basis subject to certain adjustments at the earlier to occur of (i) at the election of each holder from and after the issuance date, or
(ii) the date at any time after the one-year anniversary of the issuance date upon which both (x) the average of the market price for a share of common stock for thirty consecutive trading days exceeds $10.00 per share, subject to certain adjustments, and (y) the average of the trading volume for the Company's common stock during such period exceeds 150,000, subject to certain adjustments.

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

NOTE G - STOCK-BASED COMPENSATION

In April 2001, in accordance with the terms of the Company's stock option plan, the Company issued the following options at an exercise price of $1.25 per option share, which immediately vested:

      o a total of 2,200,000 options to employees (Christopher Wood - 1,500,000 options; Stuart Smith - 500,000 options; and Thomas Scott Nelson - 200,000 options);

      o  a total of 2,654,544 options to certain consultants to the Company; and

      o a total of 500,000 options to Phoenix Ventures, which were issued in connection with a credit facility made available to the Company by Glen Investments Limited, a Jersey (Channel Islands) corporation wholly owned by Kevin R. Leech, a U.K. citizen and one of the Company's stockholders, which facility was terminated in August 2001.

                       BIOENVISION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2002

                                   (Unaudited)


Originally, the terms of the options were that each option could be exercised after April 30, 2001 for a period of three years, whereby the options would no longer be able to be exercised after April 30, 2004 unless otherwise agreed to with the Company. In July 2002, the Company changed the three-year term to a five-year term. The extension of the foregoing options to a five-year term required the Company to record additional compensation, interest and finance charges and consulting fees and expenses of $422,500 in the quarter ended September 30, 2002.

During the period ended September 30, 2002, the Company granted options to a new employee to purchase 380,000 shares of common stock at an exercise price of $2.00 per share, which equaled the stock price on the date of grant.

                       BIOENVISION, INC. AND SUBSIDIARIES

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

Summary of Significant Accounting Policies

Financial Reporting Release No. 60, which was recently released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of the consolidated financial statements. In addition, Financial Reporting Release No. 61 was recently released by the SEC, which requires all companies to include a discussion to address, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments. The following discussion is intended to supplement the summary of significant accounting policies as described in Note 1 of the Notes To Consolidated Financial Statements for the year ended June 30, 2002 included in the Company's annual report on Form 10-KSB.

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

Overview

We are an emerging biopharmaceutical company. Our primary business focus is the acquisition, development and distribution of drugs to treat cancer. We have a broad range of products and technologies under development, but our two lead drugs are Clofarabine and Modrenal(TM).

                                  Clofarabine

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

                       BIOENVISION, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION - CONTINUED

                                   Clofarabine

Extensive pre-clinical and mechanistic studies have provided much of the rationale for the rapidly advancing Clofarabine clinical development program. Published data and information presented at recent scientific meetings suggest that Clofarabine has broader anti-cancer activity, and may be more potent than other currently marketed purine analogues such as Fludara(TM) (fludarabine) and Leustatin(TM) (cladribine).

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

                                   Modrenal(TM)

We plan to launch Modrenal(TM), by late 2002 in the United Kingdom, where we have obtained regulatory approval for its use in the treatment of post-menopausal breast cancer. Our management believes that Modrenal(TM) works by a unique action as compared with other commercially available drugs to treat post-menopausal breast cancer. We believe that Modrenal(TM) alters the way in which the female hormone, estrogen, binds to the hormone receptor on the cell in a previously unrecognized fashion. In particular, it changes the manner in which the hormone acts on a newly identified second estrogen receptor, ER beta (ER(beta)). Modrenal(TM) is the first drug to be commercially available in a new class of agents that specifically target ER(beta). We intend to seek regulatory approval for Modrenal(TM) in the United States as salvage therapy for hormone-sensitive breast cancer. This would target patients that have hormone-sensitive cancers and have become resistant, or refractory, to prior hormone treatments, such as Tamoxifen(TM) or aromatase inhibitors. We believe that the potential market for Modrenal(TM), based upon the sales of currently available drugs for hormonal therapy for breast cancers, is in excess of $1.8 billion of sales per annum worldwide. The results of extensive clinical trails to date with Modrenal(TM) illustrate that it is at least as effective in second line or third line treatment of advanced breast cancer as the currently available hormonal treatments, such as the SERM's and aromatase inhibitors, and more effective than these agents in certain specific patient types, such as those who have become Tamoxifen(TM) refractory. Furthermore, our management currently intends to price Modrenal(TM) in such a manner as to make treatment with Modrenal(TM) compare very favorably, on a price basis, with the cost of treatment with the existing drugs used for second line or third line therapy. We believe that this should result in cost benefits for physicians, patients and health-care systems.

                                 Company Status

We have made significant progress in developing our product portfolio over the past twelve months, and have multiple products in clinical trials. We have incurred losses during our development stage. Our management believes that we have the opportunity to become a leading oncology-focused pharmaceutical company in the next five years if we successfully bring our two lead drugs to market. We anticipate that revenues derived from the two lead drugs will permit us to further develop the twelve other products and potential products currently in our development portfolio. We currently plan to have as many as twelve products at market by the end of 2006. We intend to commence marketing on of our lead products, Modrenal(TM), and to continue developing our existing platform technologies with a primary business focus on drugs to treat cancer, and commercializing products derived from such technologies. A key element of our business strategy is to continue to acquire, obtain licenses for, and develop new technologies and products that we

                       BIOENVISION, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION - CONTINUED

believe offer unique market opportunities and/or complement our existing product lines. As a result of the acquisition of Pathagon Inc. in February 2002, we have several anti-infective technologies. These include the OLIGON(TM) technology, an advanced biomaterial that has been approved for certain indications by the FDA in the U.S., and is being sold by a product co-development partner, and the use of thiazine dyes, such as methylene blue, which are used for in vitro and in vivos inactivation of pathogens (viruses, bacteria and fungus) in biological fluids. It is not the Company's strategy to sell devices or to expand into the anit-infective market per se, but the technology obtained in the Pathagon acquisition has specific application for support of the cancer patient and oncology treatment. We have had discussions with potential product co-development partners from time to time, and plan to continue to explore the possibilities for co-development and sub-licensing in order to implement our development plans. In addition, we believe that some of our products may have applications in treating non-cancer conditions in humans and in animals. Those conditions are outside our core business focus and we do not presently intend to devote a substantial portion of our resources to addressing those conditions. However, we have established an animal healthcare division to exploit some of those opportunities.

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

Results of Operations

We have acquired development and marketing rights to a portfolio of four platform technologies developed over the past fifteen years, from which a range of products have been derived and additional products may be developed in the future. Although we intend to commence marketing our lead product, Modrenal(TM), and to continue developing our existing platform technologies and commercializing products derived from such technologies, a key element of our business strategy is to continue to acquire, obtain licenses for, and develop new technologies and products that we believe offer unique market opportunities and/or complement our existing product lines. Once a product or technology has been launched into the market for a particular disease indication, we plan to work with numerous collaborators, both pharmaceutical and clinical, in the oncology community to extend the permitted uses of the product to other indications. In order to market our products effectively, we intend to develop marketing alliances with strategic partners and may co-promote and/or co-market in certain territories.

                       BIOENVISION, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION - CONTINUED

The Company reported revenues of $209,000 and $184,000 for the three-month periods ended September 30, 2002 and 2001, respectively. Revenues reflect our agreements with our co-development partners and/or licensees in connection with our platform of drugs and technologies.

Research and development costs for the three-month period ended September 30, 2002 and 2001 were $520,000 and $204,000, respectively. The increase in research and development costs is primarily attributable to the anticipated increase in drug development activities resulting from the capital obtained in connection with the May 2002 financing.

Administrative expenses for the three-month period ended September 30, 2002 and 2001 were $1,145,000 and $157,000, respectively. The increase in administrative expenses of approximately $988,000 is primarily attributable to a $98,000 non-cash stock based compensation charge resulting from the extension of the terms of certain options issued to consultants during the quarter ended September 30, 2002. The extension of the terms of certain options also resulted in a non-cash stock based interest charge of $325,000. The Company also incurred legal and other professional fees of approximately $700,000 and salaries of $141,000 during the three-months ended September 30, 2002.

Depreciation and amortization expense totaled $332,000 and $5,000 for the three-month period ended September 30, 2002 and 2001, respectively. The increase in amortization is related to the amortization of certain intangible assets acquired by the Company in connection with its acquisition of Pathagon.

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

We received initial payment from ILEX of $1,350,000 which became non-refundable in March 2001 upon execution of the agreement with ILEX to co develop clofarabine. That sum will be recognized as income for accounting purposes on a straight line basis over the period from March 2001, when the payment was received, through December 31, 2002, when ILEX is scheduled to complete Phase II trials of clofarabine and make another payment to us. A total of $184,000 of that payment was recognized as contract revenue for the three-month period ended September 30, 2002.

On May 7, 2002 the Company authorized the issuance and sale of up to 5,920,000 shares of Series A Convertible Participating Preferred Stock, par value $0.001 per share ("Series A Preferred Stock"). Series A Preferred Stock may be converted into two shares of common stock at an initial conversion price of $1.50 per share of common stock, subject to adjustment for stock splits, stock dividends, mergers, issuance's of cheap stock and other similar transactions. Holders of Series A Preferred Stock also received, in respect of each share of Series A Preferred Stock purchased in the May 2002 Private Placement, one warrant to purchase one share of the Company's common stock at an initial exercise price of $2.00, per share subject to adjustment. The purchasers of Series A Preferred Stock also received certain registration rights.

Through May 16, 2002, Bioenvision sold an aggregate of 5,916,666 shares of Series A Preferred Stock in the May 2002 Private Placement for $3.00 per share and warrants to purchase an aggregate of 5,916,666 shares of common stock, resulting in aggregate gross proceeds of approximately $17,500,000. A portion of the proceeds were used to repay in full the Jano Holdings and SCO Capital obligations upon which such facilities were terminated, as well as to repay $1,610,000 related to the transaction.

Our management believes that our net proceeds from the May 2002 private placement will be sufficient to continue currently planned operations over the next 12 months, and we will not intend to raise any additional funds during that period in order to fund operations. However, a key element of our business strategy is to continue to acquire, obtain licenses for, and develop new technologies and products that we believe offer unique market opportunities and/or complement our existing product lines. We are not presently

                       BIOENVISION, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION - CONTINUED

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


Plan of Operation

We are an emerging biopharmaceutical company with a primary business focus on the acquisition, development and distribution of drugs to treat cancer. We have acquired development and marketing rights to a portfolio of six platform technologies developed over the past 15 years, from which a range of products have been derived and additional products may be developed in the future. Although we intend to commence marketing one of our lead products, Modrenal(TM), and to continue developing Clofarabine, and our existing platform technologies and commercializing products derived from such technologies, a key element of our business strategy is to continue to acquire, obtain licenses for, and develop new technologies and products that we believe offer unique market opportunities and/or complement our existing product lines. Once a product or technology has been launched into the market for a particular disease indication, we plan to work with numerous collaborators, both pharmaceutical and clinical, in the oncology community to extend the permitted uses of the product to other indications. In order to market our products effectively, we intend to develop marketing alliances with strategic partners and may co-promote and/or co-market in certain territories.

In addition, a provisional product license has been granted in the United Kingdom for the use of trilostane for the treatment of Cushing's disease in dogs. In November 2001, we granted to Arnolds Ltd., a major distributor of animal products in the United Kingdom, the right to market the drug for a six month trial period, after which time, if the results were satisfactory to Arnolds, we would enter into a licensing arrangement whereby Arnolds would pay royalties to us on sales from April 2002 onward. During the trial period, Arnolds has posted more than $400,000 of sales of the drug, which is marketed in the United Kingdom as Veteryl(TM).

We also plan to utilize a major portion of the proceeds of the May 2002 private placement to initiate clinical trials of Clofarabine in Europe. The emphasis will be on the use of Clofarabine in the treatment of refractory acute leukemia in children and adults. The drug has received orphan drug designation in Europe.

We plan to identify licensing partners for OLIGON(TM) and to continue developing new aspects of the technology. We also plan to continue development of methlylene blue and other products in our pipeline.

With respect to our gene therapy technology, we have completed laboratory research that confirms proof of principal of our gene therapy technology and has added to the pre-clinical data that will be important for any subsequent regulatory submission. This laboratory research was required to allow the Company and the research departments of the relevant universities assisting with this technology to file patents for which the Company has licensing rights. We now plan to perform additional clinical trials with the two lead products related to this technology.

                       BIOENVISION, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION - CONTINUED

Subsequent Events

Mr. Hugh Griffith commenced employment with Bioenvision Ltd., a wholly owned subsidiary of the Company, on October 6, 2002. Mr. Griffith will serve as Commercial Director (Europe) and will be responsible for Bioenvision's marketing campaign for modrenal, which is approved in the United Kingdom for the treatment of advanced post-menopausal breast cancer, and for Bioenvision's sales and marketing initiatives for all other approved products throughout Europe which, initially, includes methylene blue and OLIGON.

ITEM 4.  CONTROLS AND PROCEDURES

Based on their evaluation, as of a date within 90 days of the filing of this Form 10-QSB, the Company's Chief Executive Officer and Director of Finance have concluded the Company's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There are currently no pending legal proceedings against the Company.

Item 2. Changes in Securities

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

No matter has been submitted to a vote of security holders during the period covered by this report.

Item 5. Other information

There is no other information to report that is material to the Company's financial condition not previously reported.

Item 6. Exhibits and Reports on Form 8-K

A) Exhibits
     99.1     Certificate of Chief Executive Officer
     99.2     Certificate of Chief Accounting Officer



(B) Reports on Form 8-K: None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Date: November 14, 2002 By:  /s/ Christopher B. Wood M.D.
                                 Christopher B. Wood M.D.
                                 Chairman and Chief Executive Officer
                                   (Principal Executive Officer)



Date: November 14, 2002 By:  /s/ David P. Luci
                                 David P. Luci
                                 Director of Finance and General Counsel
                                   (Principal Accounting Officer)

Certificate of Chief Executive Officer.

I, Christopher B. Wood, certify that:

   1. I have reviewed this quarterly report on Form 10-QSB of Bioenvision, Inc.;
   2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
   3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
   4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14 for the registrant and have:
         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
         c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
   5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
   6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002                    Christopher B. Wood
                                           ----------------------------
                                           Christopher B. Wood
                                           Chairman and Chief Executive Officer
                                           (Principal Executive Officer)

Certificate of Chief Accounting Officer.


I, David P. Luci, certify that:

   1. I have reviewed this quarterly report on Form 10-QSB of Bioenvision, Inc.;
   2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
   3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
   4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14 for the registrant and have:
         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
         c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
    6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 14, 2002                   /s/ David P. Luci
                                           ----------------------------
                                           David P. Luci
                                           Director of Finance, General Counsel
                                           and Corporate Secretary
                                           (Principal Accounting Officer)

                                  EXHIBIT INDEX

Exhibit No.

99.1  Certificate of Chief Executive Officer
99.2  Certificate of Chief Accounting Officer