Form 10QSB
period 2002-12-31
BIOENVISION INC
filed 2003-02-14
CIK 1028205

                                   FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2002
                            Commission File # 0-24875

                                BIOENVISION, INC.


        (Exact name of small business issuer as specified in its charter)



                   Delaware                            13-4025857
                   --------                            ----------
            State or other jurisdiction                   IRS
            of incorporation or organization         Employer ID No.

               509 Madison Avenue Suite 404 New York, N.Y. 10022
                    (Address of principal executive offices)

(Issuer's Telephone Number)      (212) 750-6700

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes X     No
                                                             ---      ---

As of January 28,2003, there were 16,887,786 shares of the issuer's common stock, par value $.001 per share (the "Common Stock") outstanding.

Transitional small Business Disclosure Format (Check One): YES [ ] No [X]

                                 C O N T E N T S



                                                                                                               Page

Condensed Consolidated Balance Sheets                                                                            1

Condensed Consolidated Statements of Operations                                                                  2

Condensed Consolidated Statements of Cash Flows                                                                  3

Notes to Condensed Consolidated Financial Statements                                                           4 - 8

Item 2.  Management's Discussion and Analysis of Financial Condition or Plan of Operation                      9 - 15

Item 4.  Controls and Procedures                                                                                15

Part II - Other Information                                                                                     16

                       Bioenvision, Inc. and Subsidiaries

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                  December 31,                 June 30,
                                                                                      2002                       2002
                                                                               --------------              --------------
                                                                                   (unaudited)
                                 ASSETS

Current assets
    Cash and cash equivalents                                                  $    9,619,152              $   12,882,521
    Restricted cash                                                                   290,000
    Deferred costs - current                                                                                      184,091
    Accounts receivable                                                                50,000                      50,000
    Prepaid expenses                                                                   56,767
                                                                               --------------              --------------

        Total current assets                                                       10,015,919                  13,116,612

    Property and equipment, net                                                        46,686                         587
    Intangible assets, net                                                         16,325,319                  16,921,792
    Goodwill                                                                        4,704,100                   4,704,100
    Security deposits                                                                  79,111
                                                                               --------------              --------------

        Total assets                                                           $   31,171,135              $   34,743,091
                                                                               ==============              ==============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities
    Accounts payable                                                           $      492,534              $      434,316
    Accrued expenses                                                                  849,359                   1,513,859
    Accrued dividends payable                                                         573,884                     131,328
    Deferred revenue - current                                                                                    368,182
                                                                               --------------              --------------

        Total current liabilities                                                   1,915,777                   2,447,685

Deferred tax liability - noncurrent                                                 7,351,800                   7,656,000
                                                                               --------------              --------------

        Total liabilities                                                           9,267,577                  10,103,685
                                                                               --------------              --------------

 Stockholders' equity
    Preferred stock - $0.001 par value; 5,920,000 shares authorized
      and 5,916,966 shares issued and outstanding                                       5,917                       5,917
    Common stock - par value $0.01; 50,000,000 shares authorized and 16,887,786 shares issued and outstanding at December 31
      and June 30, 2002, respectively                                                  16,887                      16,887
    Additional paid-in capital                                                     45,914,055                  45,491,555
    Accumulated deficit                                                           (24,185,647)                (21,027,299)
    Accumulated other comprehensive income                                            152,346                     152,346
                                                                               --------------              --------------

         Stockholders' equity                                                      21,903,558                  24,639,406
                                                                               --------------              --------------

         Total liabilities and stockholders' equity                            $   31,171,135              $   34,743,091
                                                                               ==============              ==============


The accompanying notes are an integral part of these statements.

                       Bioenvision, Inc. and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                        Three months ended                       Six months ended
                                                           December 31,                             December 31,
                                                 --------------------------------        ---------------------------------
                                                     2002                2001                2002                2001
                                                 ------------        ------------        ------------        ------------
                                                 (unaudited)         (unaudited)         (unaudited)          (unaudited)

Contract revenue                                 $    209,091        $    184,091        $    418,182        $    368,182
                                                 ------------        ------------        ------------        ------------

Costs and expenses
    Research and development                          322,481             199,234             842,348             403,215
    General and administrative                        548,231             146,937           1,692,988             303,655
    Depreciation and amortization                     334,683               4,859             667,021               9,718
                                                 ------------        ------------        ------------        ------------

         Total costs and expenses                   1,205,395             351,030           3,202,357             716,588

Loss from operations                                 (996,304)           (166,939)         (2,784,175)           (348,406)

Interest income (expense)
    Interest and finance charges                                         (233,634)           (325,000)           (453,630)
      Interest income                                  40,768                                  89,179
                                                 ------------        ------------        ------------        ------------

                                                       40,768            (233,634)           (235,821)           (453,630)
                                                 ------------        ------------        ------------        ------------

Net loss before income tax benefit                   (955,536)           (400,573)         (3,019,996)           (802,036)

Income tax benefit                                    152,100                                 304,200
                                                 ------------        ------------        ------------        ------------

Net loss                                             (803,436)           (400,573)         (2,715,796)           (802,036)

Cumulative preferred stock dividend                  (221,279)                               (442,557)
                                                 ------------        ------------        ------------        ------------

Net loss available to common stockholders        $ (1,024,714)       $  (400,573)        $ (3,158,352)       $   (802,036)
                                                 ============        ===========         ============        ============



Basic and diluted net loss per share of
common stock                                     $      (0.06)       $     (0.05)        $      (0.19)       $      (0.09)
                                                 ============        ===========         ============        ============

Weighted average shares used in
    computing basic and diluted
    net loss per share                             16,887,786           8,713,376          16,887,786           8,648,506
                                                 ============        ===========         ============        ============



The accompanying notes are an integral part of these statements.

                       Bioenvision, Inc. and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                            Six months ended
                                                                                              December 31,
                                                                                     2002                      2001
                                                                                --------------             ------------
                                                                                 (unaudited)               (unaudited)

Cash flows from operating activities
    Net loss                                                                    $ (2,715,796)              $ (802,036)
    Adjustments to reconcile net loss to net
       cash used in operating activities
         Depreciation and amortization                                               667,021                    9,718
         Financing charges - noncash                                                                          426,875
         Amortization of deferred tax liability                                     (304,200)
         Compensation costs - options issued to nonemployees                         422,500
         Changes in assets and liabilities
             Deferred costs                                                          184,091                  184,091
             Deferred revenue                                                       (368,181)                (368,182)
             Accounts payable                                                         58,218                  105,044
             Prepaid expenses                                                        (56,767)
             Security deposits                                                       (79,111)
             Officer's salary - accrued                                                                        23,067
             Other accrued expenses and liabilities                                 (664,497)                  (3,652)
                                                                                ------------               ----------

                    Net cash used in operating activities                         (2,856,722)                (425,075)
                                                                                ------------               ----------

Cash flows from investing activities
    Purchase of intangible assets                                                    (67,786)
    Capital expenditures                                                             (48,860)
    Restricted cash                                                                 (290,000)
                                                                                ------------               ----------

                    Net cash used in investing activities                           (406,647)                    -
                                                                                ------------               ----------

Cash flows from financing activities
    Bank overdraft                                                                                             24,877
    Other liabilities - related party                                                                         448,141
                                                                                ------------               ----------

                    Net cash provided by financing activities                           -                     473,018
                                                                                ------------               ----------

                    Net (decrease) increase in cash and equivalents               (3,263,369)                  47,943

Cash and equivalents, beginning of period                                         12,882,521                     -
                                                                                ------------               ----------

Cash and equivalents, end of period                                             $  9,619,152               $   47,943
                                                                                ============               ==========

Supplemental disclosure of cash flow information:
    Cash paid during the period for
        Interest                                                                $       -                  $    1,625
                                                                                ============               ==========



The accompanying notes are an integral part of these statements.

                       BIOENVISION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2002

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

On February 1, 2002, the Company completed the acquisition of Pathagon, Inc. ("Pathagon"), a privately held company focused on the development of novel anti-infective products and technologies. Pathagon's principal products are OLIGON(TM) and methylene blue. Affiliates of SCO Capital Partners LLC, the Company's financial advisor and consultant, owned 82% of Pathagon prior to the acquisition. The Company acquired 100% of the outstanding shares of Pathagon in exchange for 7,000,000 shares of the Company's Common Stock. The acquisition has been accounted for as a purchase business combination in accordance with Statement of Financial Accounting Standards ("SFAS") 141.

In May 2002, Bioenvision consummated a private placement financing pursuant to which Bioenvision raised gross proceeds of $17.7 million and issued an aggregate of 5,916,666 shares of Series A convertible participating preferred stock, par value $.001 per share, for $3.00 per share and warrants to purchase an aggregate of 5,916,666 shares of Common Stock (the "Private Placement"). See Note F below.

Prior to the acquisition of Pathagon and the Private Placement, the Company devoted most of its efforts to establishing a new business (raising capital, research and development, etc.) and had been a development stage enterprise. Management believes it now has the financial resources to market some of the Company's late-stage products, which could lead to significant revenues from royalty payments and sales revenues. Accordingly, the financial statements no longer reflect the required disclosure for a Development Stage Enterprise.


NOTE B - INTERIM FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position as of December 31, 2002 and the consolidated results of operations for the three months and six months ended December 31, 2002 and 2001, and cash flows for the six months ended December 31, 2002 and 2001.

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

Certain amounts in the 2001 financial statements have been reclassified to conform to the 2002 presentation.

The condensed consolidated results of operations for the three months and six months ended December 31, 2002 and 2001 are not necessarily indicative of the results to be expected for any other interim period or for the full year.

                       BIOENVISION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2002

                                   (Unaudited)

NOTE C - NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of common shares outstanding during the periods. Diluted net loss per share is computed using the weighted average number of common shares and potentially dilutive common shares outstanding during the periods. Options and warrants to purchase 6,234,544 and 4,854,444 shares of common stock have not been included in the calculation of net loss per share for the three months and six months ended December 31, 2002 and 2001, respectively, as their effect would have been antidilutive.


NOTE D - ACQUISITION OF PATHAGON

                                             December 31, 2002   June 30, 2002
                                             -----------------   -------------
                                                (unaudited)
           Patent and licensing rights           $17,520,460       $17,487,548
           Less accumulated amortization           1,195,141           565,756
                                                 -----------      ------------

                                                 $16,325,319       $16,921,792
                                                  ==========        ==========

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

                       BIOENVISION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2002

                                   (Unaudited)

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


NOTE E - LICENSE AND CO-DEVELOPMENT AGREEMENTS

                                   Clofarabine

We have a license from Southern Research Institute, which is located in Birmingham, Alabama, to develop and market purine nucleoside analogs which, based on third-party studies conducted to date, may be effective in the treatment of leukemia and lymphoma. The lead compound of these purine-based nucleosides is known as Clofarabine. Under the terms of the agreement with Southern Research Institute, we were granted the exclusive worldwide license, excluding Japan and Southeast Asia, to make, use and sell products derived from the technology for a term expiring on the date of expiration of the last patent covered by the license (subject to earlier termination under certain circumstances), and to utilize technical information related to the technology to obtain patent and other proprietary rights to products developed by us and by Southern Research Institute from the technology. We plan to develop Clofarabine initially for the treatment of leukemia and lymphoma and to study its potential role in the treatment of solid tumors.

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

                       BIOENVISION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2002

                                   (Unaudited)

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

                       BIOENVISION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2002

                                   (Unaudited)

NOTE G - STOCK-BASED COMPENSATION

In April 2001, in accordance with the terms of the Company's stock option plan, the Company issued the following options at an exercise price of $1.25 per option share, which immediately vested:

   o A total of 2,200,000 options to employees (Christopher B. Wood - 1,500,000 options; Stuart Smith - 500,000 options; and Thomas Scott Nelson - 200,000 options);

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

During the quarter ended September 30, 2002, the Company granted options to a new employee to purchase 380,000 shares of common stock at an exercise price of $1.95 per share, which equaled the stock price on the date of grant. Of this amount, 50,000 options vested on June 28, 2002 and the remaining 330,000 options vest ratably over a three-year period on each anniversary date.

During the period ended December 31, 2002, the Company granted 800,000 options to employees to purchase 800,000 shares of common stock at an exercise price of $1.45 per share, which equaled the stock price on the date of grant. The options vest equally over three years on their respective anniversary dates. Additionally, on December 31, 2002 the Company issued 200,000 options to purchase 200,000 shares of common stock to a consultant to the Company. The options have an exercise price of $2.00 and vest ratably over a three-year period on each anniversary date.


NOTE H - RELATED PARTY TRANSACTIONS

On December 31, 2002, the Company entered into a one-year employment agreement with its Chairman and Chief Executive Officer, Dr. Christopher Wood. The agreement calls for Dr. Wood to be paid a base salary of $225,000, and an annual incentive bonus to be determined by the Company's compensation committee and approved by its Board of Directors. In addition, Dr. Wood was issued 500,000 options to purchase 500,000 shares of common stock at an exercise price equal to the average of the high and low bid price on December 31, 2002. Options vest ratably over a three-year period on each anniversary date.


NOTE I - NEW ACCOUNTING PRONOUNCEMENTS

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." The new statement, which becomes effective December 2002, requires all entities with stock-based employee compensation arrangements to provide additional disclosures in their summary of significant accounting policies note; permits entities changing to the fair value method of accounting for employee stock compensation to choose from one of three transition methods; and requires interim-period pro forma disclosures if stock-based compensation is accounted for under the intrinsic value method in any period presented. The Company is still assessing this new standard but does not believe that it will have a material effect on its results of operations or financial condition upon adoption.

                       BIOENVISION, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

The information set forth in this Quarterly Report on Form 10-QSB including, without limitation, that contained in this Item 2, Management's Discussion and Analysis or Plan of Operation, contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may differ materially from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be different from the expectations expressed in this report.

Summary of Significant Accounting Policies

Financial Reporting Release No. 60, which was released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of the consolidated financial statements. In addition, Financial Reporting Release No. 61 was released by the SEC, which requires all companies to include a discussion to address, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments. The following discussion is intended to supplement the summary of significant accounting policies as described in Note 1 of the Notes To Condensed Consolidated Financial Statements for the year ended June 30, 2002 included in the Company's annual report on Form 10-KSB for the period then ended.

These policies were selected because they represent the more significant accounting policies and methods that are broadly applied in the preparation of the consolidated financial statements.

Revenue Recognition. Non-refundable up-front payments received in connection with research and development collaboration agreements are deferred and recognized on a straight-line basis over the relevant periods in the agreement, generally the research or development period. Milestone and royalty payments, if any, are recognized pursuant to collaborative agreements upon the achievement of the specified milestones or sales transaction.

Stock Based Compensation - In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, the Company applies Accounting Principles Board Opinion 25 and related interpretations in accounting for its stock option plan and, accordingly, does not recognize compensation expense for employee stock options granted with exercise prices equal to or greater than fair market value. Non-employee stock-based compensation arrangements are accounted for in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Under EITF No. 96-18, as amended, where the fair value of the equity instrument is more reliably measurable than the fair value of services received, such services will be valued based on the fair value of the equity instrument

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles of the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and such differences may be material to the financial statements.

Overview

We are an emerging biopharmaceutical company. Our primary business focus is the acquisition, development and distribution of drugs to treat cancer. We have a broad range of products and technologies under development, but our two lead drugs are Clofarabine and Modrenal(TM).

                                   Clofarabine

Based on third party studies conducted to date, we believe that Clofarabine may be effective in the treatment of leukemia and lymphoma. To expedite the commercialization Clofarabine in North America, we have entered into a co-development agreement with ILEX Oncology, Inc. ("ILEX") under which Phase II clinical trials of Clofarabine are currently being

                       BIOENVISION, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION - CONTINUED


conducted. In Europe, the European Medicines Evaluation Agency (the "EMEA") granted a clinical trial exemption (a "CTX") and orphan drug designation for acute lymphocytic leukemia ("ALL"), which is held by the Company, and the Company has applied for orphan drug designation for acute myelogenous leukemia ("AML"). The Company plans to commence clinical trials in adult AML and pediatric acute leukemias in the first quarter of calendar year 2003. Receipt of orphan drug designation in Europe provides, for ALL, and would provide, for AML, the Company with a ten-year exclusivity period to market clofarabine for each such indication. Such marketing exclusivity would commence on the date of receipt of marketing approval for each indication. The EMEA granted orphan drug designation for ALL in January 2002 and the drug has also been granted orphan drug designation in the United States. Receipt of orphan drug designation in Europe for any indication includes a significant financial benefit to the Company because the Company is eligible to receive a fee waiver from the EMEA for each indication that receives the orphan drug designation. In addition, the Company has been granted a clinical trials exemption certificate ("CTX") from the Medicines Control Agency ("MCA") in the United Kingdom, which allows clinical trials to be performed with clofarabine.

 In January 2003, the Company had a pre-registration meeting with the EMEA regarding its European development strategy, which is part of the global development strategy which the Company has implemented with ILEX for the development of clofarabine. In addition, the Company has retained RRD International LLC as global product development consultants to the Company in connection with the global development strategy for clofarabine and the Company's platform of other products and to assist the Company with its clinical development program for clofarabine and other products. In addition, the Company entered into a Consulting Agreement, dated December 31, 2002, with Dr. Deidre Tessman, pursuant to which Dr. Tessman serves as the Company's agent to administer its CTX and orphan drug designation and is part of the Company's management team which oversees the administration of clinical trials for clofarabine.

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

Preliminary results from ongoing clinical studies indicate that Clofarabine may be an effective treatment for acute leukemias in adult and pediatric patients that have become resistant, or refractory, to prior treatment. According to researchers at the MD Anderson Cancer Center, interim Phase II study results showed that 45% of adults with AML achieved a complete remission (CR) rate, and ALL patients achieved a 20% CR rate when treated with Clofarabine as a single agent. Data from a separate Phase I dose-escalation study demonstrated a 25% CR rate, and an overall response rate of 40%, in children with acute leukemias who were refractory to previous therapy. Trials in adult and pediatric acute leukemias are currently ongoing in the U.S. and are planned to commence in Europe later this year. Complete remission, in this context, means complete clearance of all leukemic cells from the blood and normalization of the blood count, sustained for a period of more than 4 weeks. In this context, a response, or partial response, has largely the same meaning, except that the bone marrow may still contain more than 5% but less than 25% blast cells (leukemic cells).

                                  Modrenal(TM)

We plan to launch Modrenal (TM) in the first calendar quarter of 2003 in the United Kingdom, where we have obtained regulatory approval for its use in the treatment of post-menopausal breast cancer. As noted above, the Company has retained RRD International LLC as global product development consultants to the Company to assist with the global development strategy and clinical development program for its products, including, without limitation, Modrenal (TM). Our management believes that Modrenal(TM) works by a unique action as compared with other commercially available drugs to treat post-menopausal breast cancer. We believe that Modrenal(TM) alters the way in which the female hormone, estrogen, binds to the hormone receptor on the cell in a previously unrecognized fashion. In particular, it changes the manner in which the hormone acts on a newly identified second estrogen receptor, ER beta (ER(beta)). Modrenal(TM) is the first drug to be commercially available in a new class of agents that specifically target ER(beta). We intend to seek regulatory approval for Modrenal(TM) in the United States as salvage therapy for hormone-sensitive breast cancer. This would target patients that have hormone-sensitive cancers and have become resistant, or refractory, to prior hormone treatments, such as

                       BIOENVISION, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION - CONTINUED


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

As a result of the acquisition of Pathagon, Inc. in February 2002, we have several anti-infective technologies. These include the OLIGON(TM) technology, an advanced biomaterial that has been approved for certain indications by the FDA in the U.S., and is being sold by a product co-development partner, and the use of thiazine dyes, such as methylene blue, which are used for in vitro and in vivos inactivation of pathogens (viruses, bacteria and fungus) in biological fluids. It is not the Company's strategy to sell devices or to expand into the anit-infective market per se, but the technology obtained in the Pathagon acquisition has specific application for support of the cancer patient and oncology treatment. We have had discussions with potential product co-development partners from time to time, and plan to continue to explore the possibilities for co-development and sub-licensing in order to implement our development plans. In addition, we believe that some of our products may have applications in treating non-cancer conditions in humans and in animals. Those conditions are outside our core business focus and we do not presently intend to devote a substantial portion of our resources to addressing those conditions. However, we have established an animal healthcare division to exploit some of those opportunities.

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

The Company reported revenues of $209,000 and $184,000 for the three-month period ended December 31, 2002 and 2001, respectively. For the six months ended December 31, 2002 and 2001 the company reported revenues of $418,000 and $368,000. Revenues reflect our agreements with our co-development partners and/or licensees in connection with our platform of drugs and technologies.

Research and development costs for the three-months ended December 31, 2002 and 2001 were $322,000 and $199,000, respectively, an increase of $123,000. The increase is primarily attributable to the increased royalty payments under certain development contracts.

Research and development costs for the six-months ended December 31, 2002 and 2001 were $842,000 and $403,000, respectively, an increase of $439,000. The increase reflects royalty payments under certain development contracts.

General and administrative expenses for the three-months ended December 31, 2002 and 2001 were $ 548,000 and $147,000 respectively, an increase of $401,000. The increase is primarily attributable to rent ($61,000), travel ($80,000), printing ($57,000), and consulting fees ($290,000).

General and administrative expenses for the six-months ended December 31, 2002 and 2001 were $1,931,000 and $304,000, respectively, an increase of $1,627,000.
The increase is primarily attributable to increases in rent ($64,000), printing ($57,000) travel ($136,000), investor relations ($230,000), professional fees ($300,000) and consulting fees ($290,000). These increases, in general, reflect the Company's build out of its management team, operating infrastructure, increased activity related to patents and the launching of the Company's European sales office.

Depreciation and amortization expense for the three-month and six month period ended December 31, 2002 were $335,000 and $667,000 compared to the three-month and six-month period ended December 31, 2001 of $5,000 and $10,000. The increase in amortization is related to the amortization of certain intangible assets acquired by the Company in connection with its acquisition of Pathagon.

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

We received initial payment from ILEX of $1,350,000 which became non-refundable in March 2001 upon execution of the agreement with ILEX to co develop clofarabine. That sum will be recognized as income for accounting purposes on a straight line basis over the period from March 2001, when the payment was received, through December 31, 2002, when ILEX was scheduled to complete Phase II trials of clofarabine and make another payment to us. The Company is currently in discussions with ILEX regarding the status of this scheduled payment. A total of $184,000 of that payment was recognized as contract revenue for the three-month period ended December 31, 2002.

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

On December 1, 2002, the Company appointed Mr. Ian Abercrombie to serve as Sales Manager (Europe). Mr. Abercrombie has joined Mr. Hugh Griffith, who serves as the Company's Commercial Director (Europe) and, together, Messrs. Griffith and Abercrombie are creating a worldwide marketing strategy for the Company's products and commencing the marketing of Modrenal (TM) in the United Kingdom. Further, Messrs. Griffith and Abercrombie are designing plans to expand the Company's marketing strategy throughout the European Community and to commence pre-registration marketing activities with clofarabine worldwide, except for North America.

In addition, the Company entered into a Consulting Agreement, dated December 31, 2002, with Dr. Deidre Tessman, pursuant to which Dr. Tessman serves as the Company's agent to administer its CTX and orphan drug designation, in each case, for clofarabine, and is part of the Company's management team which oversees the administration of clinical trials for clofarabine.

In December 2002, the Company's scientific advisory board convened at the meeting of the American Society of Hematologists in Philadelphia, PA and reviewed the clinical trial results to date and planned future clinical trials for clofarabine.

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

We also plan to utilize a major portion of the proceeds of the May 2002 private placement to initiate clinical trials of Clofarabine in Europe. The emphasis will be on the use of Clofarabine in the treatment of refractory acute leukemia in children and adults. The drug has received orphan drug designation in Europe for ALL and the Company has applied for orphan drug designation in Europe for AML.

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

Subsequent Events

In January 2003, the Company entered into an agreement with RRD International LLC ("RRD"), pursuant to which RRD serves as the global product development consultant to the Company in connection with the development of clofarabine, Modrenal (TM) and OLIGON and assists with designing and managing the Company's clinical development program for the Company's products. The Company and RRD intend to further memorialize their agreement pursuant to a formal Master Services Agreement which the parties intend to finalize and execute in the first quarter of calendar year 2003. The parties agreed that RRD would be granted a warrant to acquire 175,000 shares of the Company's Common Stock at an exercise price of $2.00 per share

ITEM 4. CONTROLS AND PROCEDURES

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

                       BIOENVISION, INC. AND SUBSIDIARIES


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

Item 6. Exhibits and Reports on Form 8-K

A) Exhibits

3.1      Amended and Restated Bylaws
10.1 Employment Agreement, dated as of December 31, 2002, by and between the Company and Dr. Christopher B. Wood
99.1     Certificate of Chief Executive Officer
99.2     Certificate of Chief Accounting Officer

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





Date: February 14, 2002         By: /s/ Christopher B. Wood M.D.
                                        Christopher B. Wood M.D.
                                        Chairman and Chief Executive Officer
                                          (Principal Executive Officer)



Date: February 14, 2002         By: /s/ David P. Luci
                                        David P. Luci
                                        Director of Finance and General Counsel
                                          (Principal Accounting Officer)

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


     Date: February 14, 2003                /s/Christopher B. Wood

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


     Date: February 14, 2003                /s/ David P. Luci

                                            ----------------------------
                                            David P. Luci
                                            Director of Finance, General Counsel
                                              and Corporate Secretary
                                            (Principal Accounting Officer)

                                  EXHIBIT INDEX

Exhibit No.
3.1      Amended and Restated Bylaws of Bioenvision, Inc.
10.1 Employment Agreement, dated December 31, 2002, by and between Bioenvision, Inc. and Dr. Christopher B. Wood
99.1     Certificate of Chief Executive Officer
99.2     Certificate of Chief Accounting Officer