Form 10QSB
period 2003-03-31
BIOENVISION INC
filed 2003-05-15
CIK 1028205

                                   FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003
                            Commission File # 0-24875

                                BIOENVISION, INC.


        (Exact name of small business issuer as specified in its charter)



                 Delaware                            13-4025857
                 --------                            ----------
       State or other jurisdiction                       IRS
     of incorporation or organization               Employer ID No.

               509 Madison Avenue Suite 404 New York, N.Y. 10022
               _________________________________________________
                    (Address of principal executive offices)

(Issuer's Telephone Number)      (212) 750-6700
                                 --------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes  X  No
   ----    -----

As of April 28, 2003, there were 17,087,786 shares of the issuer's common stock, par value $.001 per share (the "Common Stock") outstanding.

Transitional small Business Disclosure Format (Check One): YES [ ] No [X]

                                 C O N T E N T S



                                                                    Page
                                                                    ----
Condensed Consolidated Balance Sheets                                 1

Condensed Consolidated Statements of Operations                       2

Condensed Consolidated Statements of Cash Flows                       3

Notes to Condensed Consolidated Financial Statements                4 - 8

Item 2.  Management's Discussion and Analysis of
Financial Condition or Plan of Operation                           9 - 15

Item 4.  Controls and Procedures                                     15

Part II - Other Information                                          16

                       Bioenvision, Inc. and Subsidiaries

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                    March 31,                  June 30,
                                                                                      2003                       2002
                                                                                ----------------              ------------
                                 ASSETS                                            (unaudited)

Current assets
    Cash and cash equivalents                                                   $   8,214,270                $ 12,882,521
    Restricted cash                                                                   290,000
    Deferred costs - current                                                                                      184,091
    Accounts receivable                                                                45,753                      50,000
    Prepaid expenses                                                                   45,529
                                                                                ------------                 ------------

        Total current assets                                                        8,595,552                  13,116,612

    Property and equipment, net                                                        53,248                         587
    Intangible assets, net                                                         16,084,011                  16,921,792
    Goodwill                                                                        4,704,100                   4,704,100
    Security deposits                                                                  79,111
                                                                                -------------

        Total assets                                                            $  29,516,022                $ 34,743,091
                                                                                =============                ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities
    Accounts payable                                                            $     324,693                $    434,316
    Accrued expenses                                                                  741,023                   1,513,859
    Accrued dividends payable                                                         790,299                     131,328
    Deferred revenue - current                                                                                    368,182
                                                                                -------------                ------------

        Total current liabilities                                                   1,856,015                   2,447,685

Deferred tax liability - noncurrent                                                 7,199,700                   7,656,000
                                                                                -------------                ------------

        Total liabilities                                                           9,055,715                  10,103,685
                                                                                -------------                 -----------

 Stockholders' equity
    Preferred stock - $0.001 par value; 5,920,000 shares authorized
      and 5,916,966 shares issued and outstanding                                       5,917                       5,917
    Common stock - par value $0.01; 50,000,000 shares authorized and 16,887,786 shares issued and outstanding at March 31, 2003
      and June 30, 2002, respectively                                                  16,887                      16,887
    Additional paid-in capital                                                     46,170,116                  45,491,555
    Accumulated deficit                                                           (25,884,959)                (21,027,299)
    Accumulated other comprehensive income                                            152,346                     152,346
                                                                                -------------               -------------

         Stockholders' equity                                                      20,460,307                  24,639,406
                                                                                -------------               -------------

         Total liabilities and stockholders' equity                             $  29,516,022               $  34,743,091
                                                                                =============               =============


The accompanying notes are an integral part of these statements.

                       Bioenvision, Inc. and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        Three months ended                       Nine months ended
                                                             March 31,                               March 31,
                                                 ---------------------------------       --------------------------------
                                                     2003                2002                2003                2002
                                                 ------------        ------------        ------------         -----------
                                                 (unaudited)         (unaudited)         (unaudited)          (unaudited)

Contract revenue                                 $     45,753        $    184,091        $    463,935         $   552,273
                                                 ------------        ------------        ------------         -----------

Costs and expenses
    Research and development                          319,760             283,805           1,162,108             687,020
    General and administrative                      1,050,172             185,181           2,743,160             488,837
    Depreciation and amortization                     338,688             231,982           1,005,709             241,699
                                                 -------------       ------------        ------------         -----------

         Total costs and expenses                   1,708,620             700,968           4,910,977           1,417,556

Loss from operations                               (1,662,867)           (516,877)         (4,447,042)           (865,283)

Interest income (expense)
    Interest and finance charges                                         (458,628)           (325,000)           (912,258)
      Interest income                                  27,875                                 117,054
                                                 -------------       ------------        ------------         -----------

                                                       27,875            (458,628)           (207,946)           (912,258)
                                                 -------------       ------------        ------------         -----------

Net loss before income tax benefit                 (1,634,992)           (975,505)         (4,654,988)         (1,777,541)

Income tax benefit                                    152,100                                 456,300
                                                 -------------       ------------        ------------         -----------

Net loss                                           (1,428,892)           (975,505)         (4,198,668)         (1,777,541)

Cumulative preferred stock dividend                  (216,415)                               (658,972)
                                                 -------------       ------------        ------------         -----------

Net loss available to common stockholders        $ (1,699,307)       $   (975,505)       $ (4,857,660)        $(1,777,541)
                                                 =============       ============        ============         ===========




Basic and diluted net loss per share of
common stock                                           $(0.10)             $(0.07)             $(0.29)             $(0.17)
                                                        =====               =====               =====               =====

Weighted average shares used in
    computing basic and diluted
    net loss per share                             16,887,786          14,045,109          16,887,786          10,435,997
                                                   ==========          ==========          ==========          ==========

The accompanying notes are an integral part of these statements.

                       Bioenvision, Inc. and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                            Nine months ended
                                                                                                March 31,
                                                                                     2003                     2002
                                                                                --------------            ------------
                                                                                 (unaudited)              (unaudited)

Cash flows from operating activities
    Net loss                                                                    $ (4,198,688)             $(1,777,541)
    Adjustments to reconcile net loss to net
       cash used in operating activities
         Depreciation and amortization                                             1,005,710                  241,699
         Financing charges - noncash                                                                          906,125
         Amortization of deferred tax liability                                     (456,300)
         Compensation costs - options issued to nonemployees                         598,559
         Changes in assets and liabilities
             Deferred costs                                                          184,091                  276,136
             Deferred revenue                                                       (368,182)                (552,273)
             Accounts payable                                                       (109,623)                 (28,810)
             Prepaid expenses                                                        (45,529)
             Accounts Receivable                                                       4,247
             Security deposits                                                       (79,111)
             Officer's salary - accrued                                                                       105,067
             Other accrued expenses and liabilities                                 (692,837)                  (1,434)
                                                                                ------------               ----------

                    Net cash used in operating activities                         (4,157,663)                (831,031)
                                                                                ------------               ----------

Cash flows from investing activities
    Purchase of intangible assets                                                   (161,183)
    Capital expenditures                                                             (59,405)
    Restricted cash                                                                 (290,000)
                                                                                ------------

                    Net cash used in investing activities                           (510,588)                       -
                                                                                ------------               ----------

Cash flows from financing activities
    Bank overdraft                                                                                             33,094
    Other liabilities - related party                                                                         797,937
                                                                                ------------               ----------

                    Net cash provided by financing activities                              -                  831,031
                                                                                ------------               ----------

                    Net decrease in cash and equivalents                          (4,668,251)                       -

Cash and equivalents, beginning of period                                         12,882,521                        -
                                                                                ------------               ----------

Cash and equivalents, end of period                                             $  8,214,270               $        -
                                                                                ============               ==========
Supplemental disclosure of cash flow information
    Interest paid                                                                 $        -                   $1,625
Supplemental disclosure of non-cash financing and investing activities:
    Non cash conversion of officers salary into common stock                      $        -              $   910,681
                                                                                                          ===========
    Non cash conversion of trade payables into common stock                       $        -              $   322,613
                                                                                                          ===========
    Non cash issuance of warrants related to SCO financing agreement              $        -              $ 1,755,000
                                                                                                          ===========
    Non cash issuance of stock related to Pathagon acquisition                    $        -              $12,600,000
                                                                                                          ===========

The accompanying notes are an integral part of these statements.

                       BIOENVISION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2003

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

On February 1, 2002, the Company completed the acquisition of Pathagon, Inc. ("Pathagon"), a privately held company focused on the development of novel anti-infective products and technologies. Pathagon's principal products are OLIGON(TM) and methylene blue. Affiliates of SCO Capital Partners LLC, the Company's financial advisor and consultant, owned 82% of Pathagon prior to the acquisition. The Company acquired 100% of the outstanding shares of Pathagon in exchange for 7,000,000 shares of the Company's Common Stock. The acquisition has been accounted for as a purchase business combination in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141.

In May 2002, Bioenvision consummated a private placement financing pursuant to which Bioenvision raised gross proceeds of $17.7 million and issued an aggregate of 5,916,666 shares of Series A convertible participating preferred stock, par value $.001 per share, for $3.00 per share and warrants to purchase an aggregate of 5,916,666 shares of Common Stock (the "Private Placement"). See Note G below.

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

NOTE B - INTERIM FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position as of March 31, 2003 and the consolidated results of operations for the three months and nine months ended March 31, 2003 and 2002, and cash flows for the nine months ended March 31, 2003 and 2002.

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

The condensed consolidated results of operations for the three months and nine months ended March 31, 2003 and 2002 are not necessarily indicative of the results to be expected for any other interim period or for the full year.

NOTE C - STOCK BASED COMPENSATION

As permitted by SFAS No. 123, "Accounting for Stock Based Compensation", the Company accounts for stock based compensation arrangements with employees in accordance with provisions of Accounting Principles Board ("APB") Opinion

No. 25, "Accounting for Stock Issued to Employees". Compensation expense for stock options issued to employees is based on the difference on the date of grant, between the fair value of the Company's stock and the exercise price of the option. No stock based employee compensation cost is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock at the date of grant. The company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS 123. The Company expects to continue applying the provisions of APB 25 for equity issuances to employees. The following table illustrates the effect on net loss and loss per share as if the fair value based method had been applied to all outstanding and unvested awards in each period.


                            3 months ended March 31,    9 months ended March 31,
                            ------------------------    ------------------------
                               2003          2002          2003         2002
                            ----------     ---------    ----------   ----------
Net loss as reported        (1,699,307)     (975,505)   (4,857,660)  (1,777,541)
                            ----------     ---------    ----------   ----------
Deduct: Total stock based
employee compensation
determined under fair value
based method for all awards,
net of related tax effects    (152,042)            -      (274,267)           -
                            ----------     ---------    ----------   ----------
Pro forma net loss          (1,851,349)     (975,505)   (5,131,927)  (1,777,541)
                            ----------     ---------    ----------   ----------
Loss per share:
  Basic and diluted -
   as reported              $    (0.10)    $   (0.07)   $    (0.29)  $    (0.17)
  Basic and diluted -
   pro forma                $    (0.11)    $   (0.07)   $    (0.30)  $    (0.17)

                       BIOENVISION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2003

                                   (Unaudited)

NOTE D - NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of common shares outstanding during the periods. Diluted net loss per share is computed using the weighted average number of common shares and potentiall dilutive common shares outstanding during the periods. Options and warrants to purchase 6,054,544 and 4,854,444 shares of common stock have not been included in the calculation of net loss per share for the three months and nine months ended March 31, 2003 and 2002, respectively, as their effect would have been antidilutive.


NOTE E - ACQUISITION OF PATHAGON

                                           March 31, 2003     June 30, 2002
                                           --------------     -------------
                                             (unaudited)
     Patent and licensing rights              $17,648,731       $17,487,548
     Less accumulated amortization              1,564,720           565,756
                                              -----------       -----------

                                              $16,084,011       $16,921,792
                                              ===========       ===========

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

                                 March 31, 2003

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


NOTE F - LICENSE AND CO-DEVELOPMENT AGREEMENTS

                                   Clofarabine

We have a license from Southern Research Institute, which is located in Birmingham, Alabama, to develop and market purine nucleoside analogs which, based on third-party studies conducted to date, may be effective in the treatment of leukemia and lymphoma. The lead compound of these purine-based nucleosides is known as Clofarabine. Under the terms of the agreement with Southern Research Institute, we were granted the exclusive worldwide license, excluding Japan and Southeast Asia, to make, use and sell products derived from the technology for a term expiring on the date of expiration of the last patent covered by the license (subject to earlier termination under certain circumstances), and to utilize technical information related to the technology to obtain patent and other proprietary rights to products developed by us and by Southern Research Institute from the technology. We are developing Clofarabine initially for the treatment of leukemia and lymphoma and to study its potential role in the treatment of solid tumors.

To facilitate the development of Clofarabine, we entered into a co-development agreement with ILEX Oncology, Inc. ("ILEX") in March 2001. Under the terms of the co-development agreement, ILEX is required to pay all development costs in the United States and Canada, and 50% of approved development costs worldwide outside the U.S. and Canada (excluding Japan and Southeast Asia). ILEX is responsible for conducting all clinical trials and the filing and prosecution of applications with applicable regulatory authorities in the United States and Canada. The Company retains the right to handle those matters in all territories outside the United States and Canada (excluding Japan and Southeast Asia). The Company retained the exclusive manufacturing and distribution rights in Europe and elsewhere worldwide, except for the United States, Canada, Japan and Southeast Asia. Under the co-development agreement, ILEX will receive certain rights if it performs its development obligations in accordance with that agreement. The Company would be required to pay ILEX a royalty on sales outside the U.S., Canada, Japan and Southeast Asia. In turn, ILEX, which would receive U.S. and Canadian distribution rights, would pay the Company a royalty on sales in the U.S. and Canada. In addition, the Company is entitled to certain milestone payments and is currently discussing such payments with ILEX. The Company also granted ILEX an option to purchase $1 million of Common Stock after completion of the pivotal Phase II clinical trial, and ILEX has an additional option to purchase $2 million of Common Stock after the filing of a new drug application in the United States for the use of Clofarabine in the treatment of lymphocytic leukemia. The exercise price per share for each option is determined by a formula based around the date of exercise. Under the co-development agreement, ILEX also pays royalties to Southern Research Institute based on certain milestones. The Company continues to pay royalties to Southern Research Institute in respect to Clofarabine.

                       BIOENVISION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2003

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


NOTE G - STOCKHOLDERS' TRANSACTIONS

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

                       BIOENVISION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2003

                                   (Unaudited)

NOTE H - EQUITY TRANSACTIONS

In April 2001, in accordance with the terms of the Company's stock option plan, the Company issued the following options at an exercise price of $1.25 per option share, which immediately vested:

o A total of 2,200,000 options to employees (Christopher B. Wood - 1,500,000 options; Stuart Smith - 500,000 options; and Thomas Scott Nelson - 200,000 options);

o        A total of 2,154,544 options to certain consultants to the Company; and

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

In May 2002, the Company authorized the issuance of 200,000 shares of common stock to a consultant for services to be provided to the Company through June 30, 2003. Compensation expense of $80,556 was recorded as consulting fees related to this award for the year ended June 30, 2002. Through the nine months ended March 31, 2003 an additional charge of $137,000 was recorded.

During the three months ended September 30, 2002, the Company granted options to David Luci to purchase 380,000 shares of common stock at an exercise price of $1.95 per share, which equaled the stock price on the date of grant. Of this amount, 50,000 options vested on July 1, 2002 and the remaining 330,000 options vest ratably over a three-year period on each anniversary date. On March 31, 2003, the Company entered into an Employment Agreement with Mr. Luci, pursuant to which, among other things, the exercise price for all of the 380,000 options were changed to $0.735 per share, which equaled the stock price on that date. In addition, the Company issued an additional 120,000 options at an exercise price of $.735 per share which vest immediately. As a result of the repricing of all of the 380,000 options, the Company will remeasure the intrinsic value of these options at the end of each reporting period and will record a change for compensation expense to the extent the vested portion of the options are in the money.

During the three months ended December 31, 2002, the Company granted 800,000 options to employees to purchase 800,000 shares of common stock at an exercise price of $1.45 per share, which equaled the stock price on the date of grant. The options vest equally over three years on their respective anniversary dates.

On December 31, 2002 the Company issued 200,000 options to purchase 200,000 shares of common stock to a consultant to the Company. The options have an exercise price of $2.00 and vest ratably over a three-year period on each anniversary date. Compensation expense of $14,000 was recorded as consulting fees for the three months ended March 31, 2003.

During the three months ended March 31, 2003, the Company also issued 20,000 options to another employee to purchase 20,000 shares of common stock at an exercise price of $1.42 per share. Of this amount, 10,000 options vested on January 9, 2003 and the remaining 10,000 options will vest on January 9, 2004

NOTE I - RELATED PARTY TRANSACTIONS

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

On March 31, 2003, the Company entered into a one-year employment agreement with its Director of Finance and General Counsel, David P. Luci. The agreement calls for Mr. Luci to be paid a base salary of $205,200, and an annual incentive bonus to be determined by the Company's compensation committee and approved by its Board of Directors. In addition, Mr. Luci was issued 120,000 options to purchase 120,000 shares of common stock at an exercise price equal to the average of the high and low bid price on March 31, 2003 and Mr. Luci's then-existing 380,000 options were repriced to an exercise price equal to the average of the high and low bid price on March 31, 2003 (the date of the agreement). The 120,000 newly issued options vest immediately on the effective date of the agreement and, of the 380,000 options, 50,000 vest immediately and the remaining 330,000 options vest ratably over a three-year period on each anniversary date.


NOTE J - NEW ACCOUNTING PRONOUNCEMENTS

In April 2002, the FASB issued Statement of Financial Accounting Standards 145 "Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statement No.64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements." This Statement also rescinds FASB Statement No.44, "Accounting for Intangible Assets of Motor Carriers." This Statement amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Effective July 1, 2002, the Company adopted the provisions of SFAS 145 which did not have an impact on the results of operations or financial position of the Company for the three months ended March 31, 2003.

In July 2002, the FASB Issued Statement 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Cost to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between this Statement and Issue 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. Effective January 1, 2003, the Company adopted the provisions of SFAS 146 which did not have an impact on the results of operations or financial position of the Company for the three months ended March 31, 2003.

In November 2002, the FASB issued Interpretation No. 45, "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that certain guarantees be initially recorded at fair value, which is different from the general current practice of recording a liability only when a loss is probable and reasonably estimable. FIN 45 also requires a guarantor to make significant new disclosures for virtually all guarantees. The Company adopted the disclosure requirements under FIN 45 for the quarter ended March 31, 2003 and will adopt the initial recognition and initial measurement provisions for any guarantees issued or modified after March 31, 2003. The adoption of FIN 45 is not expected to have a material impact on the results of operations or financial position of the Company.

On December 31, 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation Transition and Disclosure" ("SFAS 148"). SFAS 148 amends FASB Statement No. 123, "Accounting for Stock Based Compensation," to provide alternative methods of transition to SFAS 123's fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, "Interim Financial Reporting," to require disclosure on the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS 148 does not amend SFAS 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for the compensation using the fair value method of SFAS 123 or the intrinsic value method of APB Opinion 25. The Company adopted the required disclosure provisions of SFAS 148. See Note C.

In January 2003, the FASB issued interpretation No. 46, "Consolidation of Variable Interest Entities--An Interpretation of ARB No. 51" ("FIN 46"), which addresses consolidation of variable interest entities. FIN 46 expands the criteria for consideration in determining whether a variable interest entity should be consolidated by a business entity, and requires existing unconsolidated variable interest entities (which include, but are not limited to, Special Purpose Entities, or SPE's) to be consolidated by their primary beneficiaries if the entities do not effectively disburse risks among parties involved. This interpretation applies immediately to variable interest entities created after January 31, 2003 and variable interest entities in which an enterprise obtains and interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 is not expected to have a material impact on the results of operation or financial position of the Company.


NOTE K - COMMITMENTS

The Company has the following commitments as of March 31, 2003:

                                                     Payments Due in
----------------------------------- ----------------- -------------------- ---------------- ------------------ ----------------
                                    Total             2003                 2004             2005               2006
----------------------------------- ----------------- -------------------- ---------------- ------------------ ----------------
----------------------------------- ----------------- -------------------- ---------------- ------------------ ----------------
Employee Contracts                  430,200           378,900                51,300         -                  -
----------------------------------- ----------------- -------------------- ---------------- ------------------ ----------------
----------------------------------- ----------------- -------------------- ---------------- ------------------ ----------------
Occupancy Lease                     409,100           119,800              163,800          125,500            -
----------------------------------- ----------------- -------------------- ---------------- ------------------ ----------------
----------------------------------- ----------------- -------------------- ---------------- ------------------ ----------------
Total                               839,300           498,700              215,100          125,500            -
----------------------------------- ----------------- -------------------- ---------------- ------------------ ----------------
----------------------------------- ----------------- -------------------- ---------------- ------------------ ----------------

In management's opinion, cash flows from operations and borrowing capacity combined with cash on hand will provide adequate flexibility for funding the Company's working capital obligations for the next twelve months. However, there can be no assurance that suitable debt or equity financing will be available for the Company. The Company has a commitment under its operating lease with the New York office. The Company leases 3,299 square feet under a lease that expires on September 30, 2005. The Company is a party to an additional month-to-month lease agreement for its subsidiary, Bioenvision, Ltd.


NOTE L- SUBSEQUENT EVENTS

In January 2003, the Company entered into an agreement with RRD International LLC ("RRD"), pursuant to which RRD serves as the global product development consultant to the Company in connection with the development of clofarabine, Modrenal (TM) and OLIGON and assists with designing and managing the Company's clinical development program for the Company's products. On April 2, 2003, the Company and RRD further memorialized their agreement pursuant to a formal Master Services Agreement and Registration Rights Agreement and, in connection therewith, the Company issued a Warrant to RRD pursuant to which RRD has the right to acquire 175,000 shares of the Company's Common Stock at an exercise price of $2.00 per share, which warrant includes registration rights under certain circumstances.

On April 1, 2003, RLB Capital, Inc. filed a complaint against the Company in the Supreme Court of the State of New York (Index No. 601058/03). The Complaint alleges a breach of contract by the Company and demands judgment against the Company for $112,500 and warrants to acquire 75,000 shares of the Company's common stock. The Company believes that the grounds for the complaint are meritless and intends to defend this matter vigorously. If the Company is not able to successfully defend this complaint, management does not believe that any resulting litigation or settlement would have a material adverse effect on the Company, its financial position or results of operations.

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

Stock Based Compensation. In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, the Company applies Accounting Principles Board Opinion 25 and related interpretations in accounting for its stock option plan and, accordingly, does not recognize compensation expense for employee stock options granted with exercise prices equal to or greater than fair market value. Non-employee stock-based compensation arrangements are accounted for in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Under EITF No. 96-18, as amended, where the fair value of the equity instrument.

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


conducted. In Europe, the European Medicines Evaluation Agency (the "EMEA") granted a clinical trial exemption (a "CTX") and orphan drug designation for acute lymphocytic leukemia ("ALL"), which is held by the Company, and the Company has applied for orphan drug designation for acute myelogenous leukemia ("AML"). The Company plans to commence clinical trials in adult AML and pediatric acute leukemias in the second quarter of calendar year 2003. Receipt of orphan drug designation in Europe provides, for ALL, and would provide, for AML, the Company with a ten-year exclusivity period to market clofarabine for each such indication. Such marketing exclusivity would commence on the date of receipt of marketing approval for each indication. The EMEA granted orphan drug designation for ALL in January 2002 and the drug has also been granted orphan drug designation in the United States. Receipt of orphan drug designation in Europe for any indication includes a significant financial benefit to the Company because the Company is eligible to receive a fee waiver from the EMEA for each indication that receives the orphan drug designation. In addition, the Company has been granted a clinical trials exemption certificate ("CTX") from the Medicines Control Agency ("MCA") in the United Kingdom, which allows clinical trials to be performed with clofarabine.

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

                                  Modrenal(TM)

We are launching Modrenal (TM) in May 2003 in the United Kingdom, where we have obtained regulatory approval for its use in the treatment of post-menopausal breast cancer. As noted above, the Company has retained RRD International LLC as global product development consultants to the Company to assist with the global development strategy and clinical development program for its products, including, without limitation, Modrenal (TM). Our management believes that Modrenal(TM) works by a unique action as compared with other commercially available drugs to treat post-menopausal breast cancer. We believe that Modrenal(TM) alters the way in which the female hormone, estrogen, binds to the hormone receptor on the cell in a previously unrecognized fashion. In particular, it changes the manner in which the hormone acts on a newly identified second estrogen receptor, ER beta (ER(beta)). Modrenal(TM) is the first drug to be commercially available in a new class of agents that specifically target ER(beta). We intend to seek regulatory approval for Modrenal(TM) in the United States as salvage therapy for hormone-sensitive breast cancer. This would target patients that have hormone-sensitive cancers and have become resistant, or refractory, to prior hormone treatments, such as

                       BIOENVISION, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION - CONTINUED


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

                                 Company Status

We have made significant progress in developing our product portfolio over the past twelve months, and have multiple products in clinical trials. We have incurred losses during our development stage. Our management believes that we have the opportunity to become a leading oncology-focused pharmaceutical company in the next five years if we successfully bring our two lead drugs to market. We anticipate that revenues derived from the two lead drugs will permit us to further develop the twelve other products and potential products currently in our development portfolio. We currently plan to have as many as twelve products at market by the end of 2006. We intend to commence marketing on of one of our lead products, Modrenal(TM), and to continue developing our existing platform technologies with a primary business focus on drugs to treat cancer, and commercializing products derived from such technologies. A key element of our business strategy is to continue to acquire, obtain licenses for, and develop new technologies and products that we believe offer unique market opportunities and/or complement our existing product lines.

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

The Company reported revenues of $46,000 and $184,000 for the three-month period ended March 31, 2003 and 2002, respectively. For the nine months ended March 31, 2003 and 2002, the company reported revenues of $464,000 and $552,000. Revenues reflect our agreements with our co-development partners and/or licensees in connection with our platform of drugs and technologies.

Research and development costs for the three-months ended March 31, 2003 and 2002 were $320,000 and $284,000, respectively, an increase of $36,000. The increase is primarily attributable to the Company's retaining RRD International, LLC to assist with its global development strategy, generally, and implementation of clinical trials for clofarabine and modrenal.

Research and development costs for the nine-months ended March 31, 2003 and 2002 were $1,162,000 and $687,000, respectively, an increase of $475,000. The increase reflects royalty payments under certain development contracts, the retention of RRD International, LLC noted above, and the additional work performed by Tessman Technologies in connection with execution of the Company's operating strategy.

General and administrative expenses for the three-months ended March 31, 2003 and 2002 were $1,050,000 and $185,000 respectively, an increase of $865,000. The increase is primarily attributable to the Company's re-constituting its wholly-owned subsidiary, Bioenvision, Ltd. as a fully operational sales and marketing subsidiary, salaries of newly-added employees, including the Company's sales and marketing executives of $247,000, rent both at the Company's new principle executive offices in New York, New York and new rental facility for its sales and marketing subsidiary in Edinburgh, Scotland of $63,000, travel ($105,000), and other customary costs associated with our becoming an operating company.

General and administrative expenses for the nine-months ended March 31, 2003 and 2002 were $2,743,000 and $489,000, respectively, an increase of $2,254,000. The increase is primarily attributable to the matters set forth in the comparison of the three-month period ended March 31, 2003 and 2002 noted in the preceding paragraph. These increases, in general, reflect the Company's build out of its management team and operating infrastructure, increased activity related to patents and the launching of the Company's European sales and marketing office.

Depreciation and amortization expense for the three-month and nine month period ended March 31, 2003 were $339,000 and $1,006,000 compared to the three-month and nine-month period ended March 31, 2002 of $232,000 and $242,000. The increase in amortization is related to the amortization of certain intangible assets acquired by the Company in connection with its acquisition of Pathagon.

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

We received initial payment from ILEX of $1,350,000 which became non-refundable in March 2001 upon execution of the agreement with ILEX to co develop clofarabine. That sum was recognized as income for accounting purposes on a straight line basis over the period from March 2001, when the payment was received, through December 31, 2002, when ILEX was scheduled to complete pivotal Phase II trials of clofarabine and make another payment to us. The Company is currently in discussions with ILEX regarding the status and timing of this scheduled payment. A total of $184,000 of that payment was recognized as contract revenue for the three-month period ended December 31, 2002.

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

The Company has the following commitments as of March 31, 2003:


                                                     Payments Due in
----------------------------------- ----------------- -------------------- ---------------- ------------------ ----------------
                                    Total             2003                 2004             2005               2006
----------------------------------- ----------------- -------------------- ---------------- ------------------ ----------------
----------------------------------- ----------------- -------------------- ---------------- ------------------ ----------------
Employee Contracts                  430,200           378,900              51,300           -                  -
----------------------------------- ----------------- -------------------- ---------------- ------------------ ----------------
Occupancy Lease                     409,100           119,800              163,800          125,500            -
----------------------------------- ----------------- -------------------- ---------------- ------------------ ----------------
Total                               839,300           498,700              215,100          125,500            -
----------------------------------- ----------------- -------------------- ---------------- ------------------ ----------------
----------------------------------- ----------------- -------------------- ---------------- ------------------ ----------------

In management's opinion, cash flows from operations and borrowing capacity combined with cash on hand will provide adequate flexibility for funding the Company's working capital obligations for the next twelve months. However, there can be no assurance that suitable debt or equity financing will be available for the Company. The Company has a commitment under its operating lease with the New York office. The Company leases 3,299 square feet under a lease that expires on September 30, 2005. The Company is a party to an additional month-to-month lease agreement for its subsidiary, Bioenvision, Ltd.

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

On March 31, 2003, the Company entered into a one-year employment agreement with its Director of Finance and General Counsel, David P. Luci. The agreement calls for Mr. Luci to be paid a base salary of $205,200, and an annual incentive bonus to be determined by the Company's compensation committee and approved by its Board of Directors. In addition, Mr. Luci was issued 120,000 options to purchase 120,000 shares of common stock at an exercise price equal to the average of the high and low bid price on March 31, 2003 and Mr. Luci's then-existing 380,000 options were repriced to an exercise price equal to the average of the high and low bid price on March 31, 2003 (the date of the agreement). The 120,000 newly issued options vested immediately and, of the 380,000 options, 50,000 vested immediately and the remaining 330,000 options vest ratably over a three-year period on each anniversary date.

In December 2002, the Company's scientific advisory board convened at the meeting of the American Society of Hematologists in Philadelphia, PA and reviewed the clinical trial results to date and planned future clinical trials for clofarabine.

In May 2003, the Company's scientific advisory board will meet to review and discuss the forthcoming clinical trials, marketing strategy and clinical indications for modrenal, globally, for patients with breast cancer.

The Company is launching the marketing of modrenal in the United Kingdom for breast cancer on May 19, 2003 at the Royal College of Surgeons in London, England.

In addition, a provisional product license has been granted in the United Kingdom for the use of trilostane for the treatment of Cushing's disease in dogs. In November 2001, we granted to Arnolds Ltd., a major distributor of animal products in the United Kingdom, the right to market the drug for a six month trial period, after which time, if the results were satisfactory to

Arnolds, we would enter into a licensing arrangement whereby Arnolds would pay royalties to us on sales from April 2002 onward. During the trial period, Arnolds has posted more than $400,000 of sales of the drug, which is marketed in the United Kingdom as Veteryl(TM). Accordingly, since April 2002, we have received royalty payments of $25,000 per calendar quarter from Arnold's pursuant to this arrangement.

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

Subsequent Events

In January 2003, the Company entered into an agreement with RRD International LLC ("RRD"), pursuant to which RRD serves as the global product development consultant to the Company in connection with the development of clofarabine, Modrenal (TM) and OLIGON and assists with designing and managing the Company's clinical development program for the Company's products. On April 2, 2003, the Company and RRD further memorialized their agreement pursuant to a formal Master Services Agreement and Registration Rights Agreement and, in connection therewith, the Company issued a Warrant to RRD pursuant to which RRD has the right to acquire 175,000 shares of the Company's Common Stock at an exercise price of $2.00 per share, which warrant includes registration rights under certain circumstances.

On April 1, 2003, RLB Capital, Inc. filed a complaint against the Company in the Supreme Court of the State of New York (Index No. 601058/03). The Complaint alleges a breach of contract by the Company and demands judgment against the Company for $112,500 and warrants to acquire 75,000 shares of the Company's common stock. The Company believes that the grounds for the complaint are meritless and intends to defend this matter vigorously. If the Company is not able to successfully defend this complaint, management does not believe that any resulting litigation or settlement would have a material adverse effect on the Company, its financial position or results of operations.


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

                       BIOENVISION, INC. AND SUBSIDIARIES


                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On April 1, 2003, RLB Capital, Inc. filed a complaint against the Company in the Supreme Court of the State of New York (Index No. 601058/03). The Complaint alleges a breach of contract by the Company and demands judgment against the Company for $112,500 and warrants to acquire 75,000 shares of the Company's common stock. The Company believes that the grounds for the complaint are meritless and intends to defend this matter vigorously. If the Company is not able to successfully defend this complaint, management does not believe that any resulting litigation or settlement would have a material adverse effect on the Company, its financial position or results of operations.

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

Item 6. Exhibits and Reports on Form 8-K

A) Exhibits

4.1 Registration Rights Agreement, dated April 2, 2003, by and between the Company and RRD International, LLC 4.2 Warrant, dated April 2, 2003, made by the Company in favor of RRD International, LLC 10.1 Employment Agreement, dated as of March 31, 2003, by and between the Company and David P. Luci 10.2 Master Services Agreement, dated as of April 2, 2003, by and between the Company and RRD International, LLC 99.1 Certificate of Chief Executive Officer 99.2 Certificate of Chief Accounting Officer

(B) Reports on Form 8-K: None.

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





Date: May 15, 2003      By:  /s/ Christopher B. Wood M.D.
                                 Christopher B. Wood M.D.
                                 Chairman and Chief Executive Officer
                                   (Principal Executive Officer)



Date: May 15, 2003      By:  /s/ David P. Luci
                                 David P. Luci
                                 Director of Finance and General Counsel
                                   (Principal Accounting Officer)

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


     Date:  May 15, 2003                  /s/Christopher B. Wood

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


     Date:  May 15, 2003      /s/ David P. Luci

                              ----------------------------
                              David P. Luci
                              Director of Finance, General Counsel and Corporate Secretary
                              (Principal Accounting Officer)

                                  EXHIBIT INDEX

Exhibit No.

4.1 Registration Rights Agreement, dated April 2, 2003, by and between the Company and RRD International, LLC
4.2 Warrant, dated April 2, 2003, made by the Company in favor of RRD International, LLC
10.1 Employment Agreement, dated as of March 31, 2003, by and between Bioenvision, Inc. and David P. Luci
10.2 Master Services Agreement, dated as of April 2, 2003, by and between the Company and RRD International, LLC
99.1     Certificate of Chief Executive Officer
99.2     Certificate of Chief Accounting Officer