Form 10KSB
period 2003-06-30
BIOENVISION INC
filed 2003-09-29
CIK 1028205

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-KSB

         (Mark One)
                 X Annual report under Section 13 or 15(d) of the Securities ----- Exchange Act of 1934. For the fiscal year ended June 30,
                  2003.

                                    OR

                    Transition report under Section 13 or 15(d) of the ----- Securities Exchange Act of 1934 for the transition period from
                      ________________ to ________________.

                         Commission File Number: 0-18299

                                BIOENVISION, INC.
                                -----------------
                 (Name of Small Business Issuer in Its Charter)

                          Delaware                          13-4025857
               ------------------------------              ------------
               (State or Other Jurisdiction of            (IRS Employer
               Incorporation or Organization)            Identification No.)

                          509 Madison Avenue
                               Suite 404
                          New York, New York                   10022
                     ----------------------------             -------
               (Address of Principal Executive Offices)      (Zip Code)

       Registrant's telephone number, including area code: (212) 750-6700

Securities Registered Pursuant to Section 12(b) of the Act:

                              Title of Each Class:
                               -------------------
                         Common Stock, $0.001 par value

Securities Registered Pursuant to Section 12(g) of the Act:  None

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year were $504,857.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the last price at which the stock was sold, as of September 10, 2003, was $60,962,087. The number of shares of common stock outstanding as of September 10, 2003 was 17,417,739.

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

            We believe that our two lead products have the following competitive advantages over existing products at market:

Modrenal(R)(emerging endocrine resistant technology)

o   Novel mode of action on estrogen receptors

o Increases estrogen binding to ER(beta) resulting in decreased cancer cell proliferation

o   35%  overall   clinical   benefit  rate  in   multi-center   clinical  trial
    meta-analysis of 714 patients with advanced progressive post-menopausal breast cancer

o 55% clinical benefit rate in patients who have become resistant to tamoxifen therapy

o   Possible synergistic combination therapy with tamoxifen

o   Phase II clinical trial commencing in prostate cancer Q4 of calendar 2003

o   Possible role in ovarian cancer


Clofarabine (purine nucleoside technology)

o Second generation, purine nucleoside analogue incorporating the favourable properties of both fludarabine and cladribine

o Mechanism of action includes inhibition of DNA polymerase a and ribonucleotide reductase, leading to the depletion of intracellular deoxynucleotide triphosphate pools, disruption of mitochondrial function and apoptosis

o Broader cellular and clinical activity than most currently available nucleoside analogs, based on pre-clinical and clinical trials to date

o   Good oral bio-availability

o Broad pre-clinical and clinical activity against acute and chronic leukemias aswell as solid tumours has been observed

o In a Phase I trial in paediatric patients with refractory or relapsed acute leukemias an overall response rate of 32% was observed.



Anti-Cancer Product Portfolio
-----------------------------

Our anti-cancer product portfolio is as follows:

Product/Condition                 Pre-clinical            Phase I             Phase II            Phase III                At Market
------------------------------------------------------------------------------------------------------------------------------------

Modrenal(R)/Breast Cancer                                                                                                  At Market

Abetafen/Prostate Cancer                                                      Phase II

Modrenal(R)/Analog                Pre-clinical

Clofarabine/Leukemia                                                          Phase II

Clofarabine/Lymphoma                                                          Phase II

Clofarabine/Solid Tumors                                  Phase I

Gene Albumin                                              Phase I

TPO Gene                                                  Phase I

Gossypol/Prostate Cancer                                  Phase I



Gossypol/Bladder Cancer                                   Phase I

Summary                                   1                       5                     3                    0                 1
=======                                   =                       =                     =                    =                 =



Non-Cancer Product Portfolio
----------------------------

Our non-cancer product portfolio is as follows:

Product/Condition                 Pre-clinical            Phase I             Phase II            Phase III                At Market
------------------------------------------------------------------------------------------------------------------------------------

Oligon(R)IV catheters (ST)                                                                                                 At Market

Methylene Blue                                                                                                             At Market

Veteryl(R)/Cushing's Disease                                                                                               At Market

Modrefen /Alzheimer's Disease     Pre-clinical

Clofarabine/ Transplantation      Pre-clinical

Gene Therapy Vaccine/Various           R&D

Summary                                 2                         0                     0                    0                 3
=======                                 =                         =                     =                    =                 =





Animal Health Product Portfolio
-------------------------------

Our animal health product portfolio is as follows:

Product/Condition                 Pre-clinical            Phase I             Phase II            Phase III                At Market
------------------------------------------------------------------------------------------------------------------------------------

Modrestane(R)/ Cushing's Disease                                                                                           At Market

Modrestane(R)/Alopecia X                                                      Phase II

Clofarabine/Cancer                Pre-Clinical

Cytostatic Agents /Cancer         Pre-clinical

Summary                                   2                       0                     1                    0                 1
=======                                   =                       =                     =                    =                 =

            The animal healthcare market is a multi-billion dollar market (as demonstrated by publicly reported sales of large pharmaceutical companies) and we intend to continue to exploit the value of our products in the veterinary field. This business segment is not a part of our core business and will be managed separately from our core human pharmaceuticals business. Pursuant to a Sub-License Agreement, dated May 13, 2003, Bioenvision sub-licensed the marketing and development rights to modrestane, solely with respect to animal health applications, in the United States and Canada, to Dechra Pharmaceuticals, PLC for $1.25 million in cash and future milestone and royalty payments which are contingent upon the occurrence of certain events. See Item 6. "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources" below.

Products and Technologies

            The following is a description of our current portfolio of platform technologies.

        Purine Nucleoside Technology

            We have a license from Southern Research Institute, Birmingham, Alabama, to develop and market purine nucleoside analogs which, based on third-party studies conducted to date, may be effective in the treatment of leukemia and lymphoma. The lead compound of these purine-based nucleosides is known as Clofarabine. To facilitate its development, we entered into a co-development agreement with Ilex Oncology, Inc. ("Ilex") in March 2001, pursuant to which we granted Ilex an option on a sub-license to make, sell and distribute Clofarabine in the United States and Canada, subject to successful completion of certain milestones. Clofarabine has successfully completed Phase I/II clinical trials at M.D. Anderson Cancer Center, Houston, Texas. Three Phase II clinical trials have begun at MD Anderson and will be extended to other leading centers in the United States and Europe. In addition, a clinical trial exemption certificate has been granted for Clofarabine in the United Kingdom and approval for a Phase I/II trial of Clofarabine in lymphoma has been obtained in Switzerland. In January 2002, the European orphan drug application for use of Clofarabine to treat acute leukemia in adults was approved. The drug also has been granted orphan drug status in the United States. The combination of the Phase II trials in acute leukemia at M.D. Anderson Cancer Center and other leading cancer centers in the U.S. and Europe and the encouraging results from the Phase I, early Phase II studies and current Phase II studies lead us to be enthusiastic for the prospects of

Clofarabine reaching the market, possibly as soon as the third quarter of calendar year 2004. The United States Food and Drug Administration recently indicated that it would review clofarabine for the treatment of refractory or relapsed ALL in children more quickly than normal after having granted "fast track" status to clofarabine. "Fast track" status means that the FDA will start reviewing clinical trial data even before the entire New Drug Application ("NDA") is complete. The FDA could complete its review within six months rather than the normal 12 month review period. We believe the set of clinical data from the current Phase II clinical trials could serve as the basis for a marking application, which we believe could be filed as early as April 2004. Management believes that the "fast track" designation may also result in our more expeditiously gaining marketing approval for clofarabine for the treatment of refractory or relapsed ALL.

            Under the terms of the agreement with Southern Research Institute, we were granted the exclusive worldwide license, excluding Japan and Southeast Asia, to make, use and sell products derived from the technology for a term expiring on the date of expiration of the last patent covered by the license (subject to earlier termination under certain circumstances), and to utilize technical information related to the technology to obtain patent and other proprietary rights to products developed by us and by Southern Research Institute from the technology. We currently are developing Clofarabine for the treatment of leukemia and lymphoma and we plan to study its potential role in treatment of solid tumors. In August 2003, SRI granted us an irrevocable, exclusive option to make, use and sell products derived from the technology in Japan and Southeast Asia. We intend to convert the option to a license upon sourcing an appropriate co-marketing partner to develop these rights in such territory.

            Pre-clinical and clinical testing of Clofarabine demonstrated that the drug has anti-tumor activity against a range of human and animal cancers, including hematological malignancies and several solid tumors. In addition, Clofarabine has been shown to have good oral bioavailability, and in conjunction with ILEX, we have developed and expect to complete an oral formulation for clofarabine prior to December 2003. Results from ongoing clinical studies indicate that Clofarabine may be an effective treatment for relapsed acute leukemias in adult and pediatric patients, as well as acute leukemias in adult and pediatric patients that have become resistant, or refractory, to prior treatments. According to researchers at M.D. Anderson Cancer Center, interim Phase II study results showed that 45% of adults with acute myelogenous leukemia
(AML) achieved a complete  remission (CR) rate, and acute  lymphocytic  leukemia
(ALL) patients achieved a 20% CR rate when treated with Clofarabine as a single agent. Data from a separate Phase I dose-escalation study demonstrated a 25% CR rate, and an overall response rate of 40%, in children with acute leukemias who were refractory to previous therapy. Trials in pediatric acute leukemias are currently ongoing in the U.S. and are planned to commence in Europe later this calendar year. Complete remission, in this context, means complete clearance of all leukemic cells from the blood and normalization of the blood count, sustained for a period of more than four weeks. In this context, a response, or partial response, has largely the same meaning, except that the bone marrow may still contain more than five percent but less than 25% blast cells (leukemic cells).

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

            Because Clofarabine is a potent inhibitor of DNA repair, we, along with our co-development partners in North America, ILEX, are exploring the potential use of Clofarabine in combination with DNA damaging agents. This strategy has already been validated through the combination of fludarabine(R) with cyclophosphamide in the treatment of chronic lymphocytic leukemia (CLL).

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

            We launched Modrenal(R) in May 2003 in the United Kingdom for use in the treatment of post-menopausal breast cancer. We also intend to seek regulatory approval for Modrenal(R) in the United States as salvage therapy for hormone-sensitive breast cancers. This would target patients that have hormone-sensitive cancers and have become refractory to prior hormone treatments, such as Tamoxifen(R) or aromatase inhibitors. We believe that the potential market for Modrenal(R), based upon the sales of currently available drugs for hormonal therapy for breast cancers, is in excess of $1.8 billion of sales per annum worldwide. The results of extensive clinical trails to date with Modrenal(R) show that it is at least as effective in second line or third line treatment of advanced breast cancer as the currently available hormonal treatments, such as the selective estrogen receptor modulators, or SERMs, and aromatase inhibitors, and more effective than these agents in certain specific patient types, such as those who have become Tamoxifen(R)-refractory. Furthermore, our management currently intends to price Modrenal(R) in such a manner as to make treatment with Modrenal(R) compare very favorably, on a price basis, with the cost of treatment with the existing drugs used for second line or third line therapy. We believe that this pricing strategy should result in cost benefits for physicians, patients and health-care systems.

            Anti-Estrogen Prostate. We have received Institutional Review Board approval from the Massachusetts General Hospital for a Phase II study of trilostane for the treatment of androgen independent prostate cancer. The study will be conducted by The Dana Faber Cancer Institute and currently is intended to commence in October 2003.

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

        Animal Health Products

            We also have one animal health product, Veteryl(R), at market in the United Kingdom for the treatment of Cushing's disease in dogs. In November 2001, we granted to Arnolds Ltd., a major distributor of animal products in the United Kingdom, the right to market the drug for a six-month trial period, after which time, if the results were satisfactory to Arnolds, we would enter into a licensing arrangement whereby Arnolds would pay royalties to us on sales from April 2002 onward. During the trial period, Arnolds posted more than $400,000 of sales of the drug. Arnolds has licensed the drug from us for sale in the United Kingdom market in consideration of a payment of a 5% royalty on sales. We have established a separate division to market this product. The animal healthcare market is a multi-billion dollar market (as demonstrated by sales of large pharmaceutical companies and we intend to exploit the value of our products in the veterinary field. This business segment is not a part of our core business and will be managed separately from our core human pharmaceuticals business.

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

Sales and Marketing

            We intend to establish strategic partnerships for the marketing, sales and distribution of our products in North America and certain countries in Europe.. As of the date of this annual report on From 10-KSB, we have one such arrangement in place with Ilex for the co-development and marketing of one of our initial lead products, clofarabine, and another arrangement with Edwards Lifesciences for the marketing of short-term vascular access catheters using the OLIGON(R) technology. We have also engaged in our own marketing and sales efforts in connection with the marketing and sale of Modrenal(R) in the United Kingdom and upon regulatory authorities' granting mutual recognition with which we intend to apply during calendar 2004, throughout Europe. However, in order to market any of our products effectively, we would need to establish a much more integrated marketing and sales force with technical expertise and distribution capability or contract with other pharmaceutical and/or health care companies with distribution systems and direct sales forces.

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

Research and Development

            In developing new products, we consider a variety of factors including: (i) existing or potential marketing opportunities for these products;
(ii) our capability to arrange for these products to be manufactured on a commercial scale; (iii) whether or not these products complement our existing products; (iv) the opportunities to leverage these products with the development of additional products; and (v) the ability to develop co-marketing relationships with pharmaceutical and/or other companies with respect to the products. We intend to fund future research and development activities at a number of medical and scientific centers in Europe and the United States. Costs related to these activities are expected to include: clinical trial expenses; drug production costs; salaries and benefits of scientific, clinical and other personnel; patent protection costs; analytical and other testing costs; professional fees; and insurance and other administrative expenses. We currently have three scientists currently working on a full-time basis who are involved in research and development activities. We have spent approximately $1,900,000 and $1,700,000 on research and development activities in 2002 and 2003, respectively.

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


Forecast Global Cancer Treatment Market 2001 - 2007 (amounts in $ billions)
---------------------------------------------------------------------------

Drug Class                    2001          2002          2003            2004          2005          2006           2007
----------                    ----          ----          ----            ----          ----          ----           ----

Adjunct therapies            $11,321       $11,834       $12,347         $12,860       $13,373       $13,752        $14,132
Cytotoxics                     8,651         9,136         9,501           9,881        10,277        10,585         10,902
Hormonals                      5,720         5,841         5,950           5,952         5,856         5,688          5,464
Innovative agents              3,679         4,665         5,650           7,126         8,602        10,432         12,261
                          ----------    ----------    ----------      ----------    ----------    ----------     ----------

                  TOTALS     $29,372       $31,476       $33,448         $35,820       $38,108       $40,457        $42,760
                          ==========    ==========    ==========      ==========    ==========    ==========     ==========

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

            Any products manufactured or distributed under FDA clearances or approvals are subject to pervasive and continuing regulation by the FDA, including record-keeping requirements and reporting of adverse experiences with the products. Drug manufacturers and their subcontractors are required to register with the FDA and state agencies, and are subject to periodic unannounced inspections by the FDA and state agencies for compliance with good manufacturing practices, which impose procedural and documentation requirements upon manufacturers and their third party manufacturers.

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


                                                                                                                             Growth
                                                                                       1999          2000         2001       2000-01
Company       Brand                   Generic                 Class                    ($m)          ($m)         ($m)         (%)
------------- ----------------------- ----------------------- ------------------------ ------       -------     -------     --------
BMS           Taxol                   Paclitaxel              Other Cytotoxics          1,481         1,592       1,197        -24.8
Aventis       Taxotere                Docctaxel               Other Cytotoxics            461           686         925         34.8
Lilly         Gemzar                  Gemcitabine             Antimetabolite              453           559         723         29.3
BMS           Paraplatin              Carboplatin             Other Cytotoxics            600           690         702          1.7
Pharmacia     Camptosar               irinorccan              Other Cytotoxics            293           441         613         39.0
Taiho         UFT                     tegafur uracil          Antimetabolite              460           440         420e        -4.5
Pharmacia     Pharmorubicin/Ellence   cpirubein               Cytotoxic Antibiotics       206           199         261         31.2

Ivax          Paxene                  paclitaxel              Other Cytotoxics            n/a            35         215        514.3
Roche         Furtulon                doxifluridine           Antimetabolite              166           201         201          0.0
Aventis       Campro                  irinotecan              Other Cytotoxics             83           139         186         33.8
Sanofi        Eloxatine               oxilaplatin             Other Cytotoxics             72           130         181         39.2
SP            Temodar                 temozolomide            Alkylating agents            36           121         180         48.8
Roche         Xeloda                  capecitabine            Antimetabolite               53            89         155         74.0
GSK           Hycarntin               topotecan               Other Cytotoxics            141           144         131         -9.0
Schering AG   Fludara                 fludarabine             Antimetabolite               79           102         120         17.6
BMS           Ifex                    ifosfamide              Alkylating agents            88           108         120e        11.1
Alza US       Doxil/Caelyx            liposomal/ doxorubicin  Cytotoxic Antibiotics        66            82         100         22.0

Pierre Fabre  Navelbine               vinorelbine             Vae                          76            82          90e         9.8
Wyeth         Novantrone              mitoxantrone            Cytotoxic Antibiotics        45            60          71         18.7
BMS           VcPesid                 ctoposide               Vae                          77            70          65e        -7.1
GSK           Navelbine               vinorelbine             Vae                          67            65          63e        -3.1
Pharmacia     Adriamycin              doxorubicin             Cytotoxic Antibiotics        65            62          55e       -11.3
BMS           Hydrea                  hydroxyurea             Alkylating agents            56            52          48e        -7.7

Others                                                                                  1,824         1,776        1,829         3.0
                                                                                       ------       -------     --------    --------
                   TOTAL                                                                6,948         7,925        8,651         9.2
                                                                                       ======       =======     ========    ========

Source:  Reuters, 2002


            Another of Bioenvision's lead drugs, Modrenal(R) is approved in the UK for the treatment of post-menopausal patients with advanced breast cancer. In particular, the drug is approved as follow-on treatment for patients who previously have responded to hormonal therapy.

            Listed below are other hormonal therapies currently at market.



                                                                                                                             Growth
                                                                                       1999          2000         2001       2000-01
Company       Brand                   Generic                 Class                    ($m)          ($m)         ($m)         (%)
------------- ----------------------- ----------------------- ------------------------ ------       -------     -------     --------

TAP           Lupron                  Leuprorelin             LHRH agonsists             775         798          833           4.4
AstraZeneca   Zoladex                 Goserelin               LHRH agonsists             686         734          728          -0.8
AstraZeneca   Nolvadex                Tamoxifen               Anti-estrogens             573         576          630           9.4
AstraZeneca   Casodex                 Bicalulamide            Anti-estrogens             340         433          569          31.4
Takeda        Leuplin                 leuprorelin             LHRH agonsists             485         515          530e          2.9
Barr          Tamoxifen               Tamoxifen               Anti-estrogens             297         322          501          55.6
Pharmacia     Depo-Provera            Medroxy                 Progestagens               252         272          283           4.0
AstraZeneca   Arimidex                Anastrozole             Aromatase Inhibitors       140         156          191          22.4
Abbott        Lupron                  leuprorelin             LHRH agonsists             140         153          163           6.5
BMS           Megace                  megestrol               Progestagens               114         180          150e        -16.7
Novartis      Femara                  letrozole               Aromatase Inhibitors        57          74          125          68.9
Ipsen         Deccapepryl             triptorelin             LHRH agonsists             100         105          110e          4.8
Aventis       Nilandron               nilutamide              Anti-androgens              72          87           93e          6.9
Schering AG   Androcur                cyproterone             Anti-androgens              91          95           92          -3.0
Aventis       Suprecur/               buserelin               LHRH agonsists              83          84           85e          1.7
              Suprefact
SP            Eulexin                 flutamide               Anti-androgens             155         128           83         -35.2


                                                                                                                             Growth
                                                                                       1999          2000         2001       2000-01
Company       Brand                   Generic                 Class                    ($m)          ($m)         ($m)         (%)
------------- ----------------------- ----------------------- ------------------------ ------       -------     -------     --------

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
Nihun Kayaku  Fareston                toremifene              Anti-estrogens              44          43           40e         -6.1
Novartis      Afema                   tadrozole               Aromatase Inhibitors        22          25           23e         -8.0
Mitsui        Tasuomin                Tamoxifen               Anti-estrogens              10           9            9e         -3.2

Others                                                                                   237         240           250          4.3
                                                                                       ------       -------     --------    --------
                   TOTAL                                                               4,855        5,237        5,720          9.2
                                                                                       ======       =======     ========    ========

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

Employees

            As of June 30, 2003, we had seven full-time and three part-time employees. Of these, three are in management, three are in sales/marketing, one is in administration and three are in research and development. We believe our relationships with our employees are satisfactory.

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

            On February 1, 2002, we completed the acquisition of Pathagon Inc., the successor in interest to Bridge Blood Technologies L.L.C., d/b/a Pathagon, a non-public company focused on the development of novel anti-infective products and technologies. Pathagon's principal products, OLIGON(R) and methylene blue, are ready for market. Affiliates of SCO Capital Partners LLC, our financial advisor and consultant, owned 82% of Pathagon prior to the acquisition. We acquired 100% of the outstanding shares of Pathagon in exchange for 7,000,000 shares of our common stock. The acquisition has been accounted for as a purchase business combination in accordance with SFAS 141. With the acquisition, we added rights to OLIGON(R) and methylene blue to our product portfolio.

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

            To date, we have incurred significant net losses, including net losses of 6,746,326 for the year ended June 30, 2003. At June 30, 2003, we had a deficit accumulated of $28,651,443. We anticipate that we may continue to incur significant operating losses for the foreseeable future. We may never generate material revenues or achieve profitability and, if we do achieve profitability, we may not be able to maintain profitability.

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

            ILEX has primary responsibility for clinical and regulatory work in the United States and Canada under our co-development agreement with ILEX. While there are target dates for completion, that agreement allows ILEX time to continue working beyond those dates under certain circumstances. If ILEX does not complete clinical trials and regulatory work expeditiously, or if it fails to do so at all or otherwise fails to meet its obligations under the co-development agreement, we could lose valuable time in developing Clofarabine for commercialization. Furthermore, we intend to make use of clinical data from trials ILEX is conducting to prepare and support our regulatory applications in Europe and elsewhere. We can not provide assurance that ILEX will not fail to meet its obligations under the co-development agreement. If this were to occur, it could have a material adverse effect on our ability to develop Clofarabine, obtain necessary regulatory approvals, and generate sales and cash flow from the sale of Clofarabine. If delays in completion constitute a breach by ILEX or there are certain other breaches of the co-development agreement by ILEX, then, at our discretion, the primary responsibility for completion would revert to us, but there is no assurance that we would have the financial, managerial or technical resources to complete such tasks in timely fashion or at all.

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

            To date, our resources have been substantially dedicated to the acquisition, research and development of products and technologies. Most of the existing and future products and technologies developed by us will require extensive additional development, including pre-clinical testing and clinical trials, as well as regulatory approvals, prior to commercialization. Our product development efforts may not be successful. We may fail to receive required regulatory approvals from U.S. or foreign authorities for any indication. Any products, if introduced, may not be capable of being produced in commercial quantities at reasonable costs or being successfully marketed. The failure of our research and development activities to result in any commercially viable products or technologies would materially adversely affect our future prospects.

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

We may not be successful in receiving orphan drug status for certain of our products or, if that status is obtained, fully enjoying the benefits of orphan drug status.

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

            Our business strategy involves obtaining orphan drug designation for certain of the oncology products we have under development. Although Clofarabine has received orphan drug designation with the FDA and EMEA, we do not know whether any of our other products will receive an orphan drug designation. Orphan drug designation does not prevent other manufacturers from attempting to develop the same drug for the designated indication or from obtaining the approval of a new drug application for their drug prior to the approval of our new drug application. If another sponsor's new drug application for the same drug and the same indication is approved first, that sponsor is entitled to exclusive marketing rights if that sponsor has received orphan drug designation for its drug. In that case, the FDA would refrain from approving an application by us to market our competing product for seven years, subject to limitations. Competing products may not receive orphan drug designations and FDA marketing approval before the products under development by us.

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

            The creation of infrastructure to commercialize oncology products is a difficult, expensive and time-consuming process. We may not be able to establish direct or indirect sales and distribution capabilities or be successful in gaining market acceptance for proprietary products or for other products. We currently have very limited sales and marketing capabilities. To market any products directly, we will need to develop a more fulsome marketing and sales force with technical expertise and distribution capability or contract with other pharmaceutical and/or health care companies with distribution systems and direct sales forces. To the extent that we enter into co-promotion or other licensing arrangements, any revenues to be received by us will be dependent on the efforts of third parties. The efforts of third parties may not be successful. Our failure to establish marketing and distribution capabilities or to enter into marketing and distribution arrangements with third parties could have a material adverse effect on our revenue and cash flows.

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

Because we have international operations, we will be subject to risks of conducting business in foreign countries.

            Because we have international operations in the conduct of our business, we are subject to the risks of conducting business in foreign countries, including:

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

            In May 2002, we completed a $17,750,000 offering through the sale of shares of Series A preferred stock and common stock purchase warrants. The common stock purchase warrants are exercisable within five years of the issuance date. However, we may need additional financing to continue to fund the research and development of our products and to generally expand and grow our business. To the extent that we will be required to fund operating losses, our financial position would deteriorate. There can be no assurance that we will be able to find significant additional financing at all or on terms favorable to us. If equity securities are issued in connection with a financing, dilution to our stockholders may result, and if additional funds are raised through the incurrence of debt, we may be subject to restrictions on our operations and finances. Furthermore, if we do incur additional debt, we may be limiting our ability to repurchase capital stock, engage in mergers, consolidations, acquisitions and asset sales, or alter our lines of business or accounting methods, even though these actions would otherwise benefit our business. As of June 30, 2003, we had stockholders' equity of approximately $18,828,392 and net working capital of approximately $6,108,493.

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

We may face exposure from product liability claims and product liability insurance may not be sufficient to cover the costs of our liability claims related to technologies or products.

            We face  exposure  to  product  liability  claims  if the use of our technologies or products or those we license from third parties is alleged to have resulted in adverse effects to users thereof. Regulatory approval for commercial sale of our products does not mitigate product liability risks. Any precautions we take may not be sufficient to avoid significant product liability exposure. Although we have obtained product liability insurance on our technologies and products at levels with which management deems reasonable, no assurance can be given that this insurance will cover any particular claim or that we have obtained an appropriate level of liability insurance coverage for our development and marketing activities. Existing coverage may not be adequate as we further develop our products. In the future, adequate insurance coverage or indemnification by collaborative partners may not be available in sufficient amounts, or at acceptable costs, if at all. To the extent that product liability insurance, if available, does not cover potential claims, we will be required to self-insure the risks associated with those claims. The successful assertion of any uninsured product liability or other claim against us could limit our ability to sell our products or could cause monetary damages. In addition, future product labeling may include disclosure of additional adverse effects, precautions and contra indications, which may adversely impact product sales. The pharmaceutical industry has experienced increasing difficulty in maintaining product liability insurance coverage at reasonable levels, and substantial increases in insurance premium costs in many cases have rendered coverage economically impractical.

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

            As of June 30, 2003, we had 17,122,739 shares of common stock outstanding, 5,916,666 shares of Series A preferred stock outstanding which are currently convertible into 11,833,332 shares of common stock and 15,749,543 common stock equivalents including warrants and stock options, other than the options granted under the co-development agreement with ILEX. The exercise and conversion prices of the common stock equivalents range from $0.735 to $2.00 per share. We have also reserved for issuance an aggregate of 7,473,082 shares of common stock for a stock option plan for our employees. These securities also provide for antidilution protection upon the occurrence of sales of our common stock below certain prices, stock splits, redemptions, mergers and other similar transactions. If one or more of these events occurs the number of shares of our common stock that may be acquired upon conversion or exercise would increase. If converted or exercised, these securities will result in a dilution to your percentage ownership of our common stock.

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

Item 2.  Description of Property.

Facilities

            As of the date of this report we do not own any interest in real property. We currently lease 3,229 square feet of office space at our principal executive offices at 509 Madison Avenue, Suite 404, New York, New York 10022 for approximately $13,000 per month. These facilities are the center for all of our administrative functions in the United States. We also rent 250 square feet of office space at 32 Haymarket, London SW1Y 4TP for approximately $1,000 per month. This office space is used to perform certain marketing functions throughout Europe. Also, we rent on a month-to-month basis approximately 500 square feet of office space in Edinburgh, Scotland for approximately $3,000 per month. To date, most of our drug development programs have been conducted at scientific institutions around the world. It is our policy to continue development at leading scientific institutions in the United States and Europe. We do not plan to conduct laboratory research in any of our facilities in the near future, rather, we will conduct research through collaborative arrangements with Southern Research Institute, M.D. Anderson and others.

Investment Policies

            We do not currently have any investments in real estate or interests in real estate; investments or interests in real estate mortgages or in the securities of or interests in persons primarily engaged in real estate. We generally acquire our assets for the purpose of ultimately producing sales revenues from the exploitation of such assets in the development of our biopharmaceutical business. We currently invest our surplus cash in interest-bearing deposit accounts and short-term certificates of deposit.

Item 3.  Legal Proceedings.

            On April 1, 2003, RLB Capital, Inc. filed a complaint against the Company in the Supreme Court of the State of New York (Index No. 601058/03). The Complaint alleges a breach of contract by the Company and demands judgment against the Company for $112,500 and warrants to acquire 75,000 shares of the Company's common stock. The Company submitted its Verified Answer on June 25, 2003 and, in pertinent part, denied RLB's allegations and asserted counterclaims based on negligence. The Company believes that the grounds for the complaint are meritless and intends to defend this matter vigorously. If the Company is not able to successfully defend this complaint, management does not believe that any resulting judgment or settlement would have a material adverse effect on the Company, its financial position or results of operations.


Item 4.  Submission of Matters to a Vote of Security Holders.

            None.

                                     PART II


Item 5.  Market for Common Equity and Related Stockholder Matters.

            The following represents the range of reported high and low bid quotations for our common stock on a quarterly basis since July 1, 2000 as reported on the OTC Bulletin Board. Throughout this period and up to September 5, 2003, our trading symbol was "BIOV" Our trading symbol was changed to "BIV" on September 8, 2003 upon commencement of listing our shares of common stock on the American Stock Exchange. The quotations also reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                       High                  Low
                                       ----                  ---
Fiscal Year Ended June 30, 2001
First Quarter                          $4.25                 $2.50
Second Quarter                         $4.00                 $1.50
Third Quarter                          $2.625                $0.875
Fourth Quarter                         $2.45                 $0.82

Fiscal Year Ended June 30, 2002
First Quarter                          $2.50                 $1.60
Second Quarter                         $2.50                 $1.15
Third Quarter                          $3.00                 $2.25
Fourth Quarter                         $3.60                 $1.75

Fiscal Year Ended June 30, 2003
First Quarter                          $2.55                 $1.35
Second Quarter                         $2.25                 $1.10
Third Quarter                          $1.55                 $0.39
Fourth Quarter                         $2.89                 $0.77

            On September 11, 2003, we had 534 stockholders of record.

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

Recent Sales of Unregistered Securities

            In June 2003, in connection with that certain employment agreement, dated January 1, 2000, by and between the Company and Mr. Stuart Smith (the "Smith Employment Agreement"), we issued 19,728 shares of our common stock to Mr. Smith in settlement of any and all obligations owing to Mr. Smith under the Smith Employment Agreement. The issuance of these shares was exempt from registration under Regulation D under the Securities Act or Section 4(2) of the Securities Act.

            In May 2003, in connection with that certain consulting agreement, dated November 19, 2001 (the "Sterling Consulting Agreement"), we issued 15,225 shares of our common stock to Mr. Sterling in settlement of all outstanding obligations under the Sterling Consulting Agreement. The issuance of these shares was exempt from registration under Regulation D under the Securities Act or Section 4(2) of the Securities Act.

            In February 2003, in connection with that certain consulting agreement, dated March 1, 2002, by and between the Company and Mr. Edward W. Kelly (the "Kelly Consulting Agreement"), we issued 200,000 shares of our common stock to Mr. Kelly in settlement of all of our outstanding obligations under the Kelly Consulting Agreement. The issuance of these shares was exempt from registration under Regulation D under the Securities Act or Section 4(2) of the Securities Act.

            In January 2003, in connection with our employment of our office manager at the principal executive office, we issued options to purchase 20,000 shares of our common stock at an exercise price of $1.42 per share. Of such options, subject to certain terms and conditions, options to purchase 10,000 shares of our common stock vested immediately and options to purchase 10,000 shares of our common stock vest on the one-year anniversary of January 9, 2003, the grant date.

            On December 31, 2002 the Company issued options to purchase 500,000 shares of common stock at an exercise price equal to $1.45 per share (average of the high and low bid price on the grant date), to its Chairman and Chief Executive Officer, Dr. Christopher B. Wood. Of these options, subject to certain circumstances, options to purchase 166,666 shares of common stock vest on each of the first, second and third anniversary of the grant date.

            On December 31, 2002 the Company issues options to purchase 200,000 shares of common stock at an exercise price of $2.00 per share to a consultant to the Company who performs European regulatory services for the Company. Of these options, options to purchase 66,666 shares of common stock vest on each of the first, second and third anniversary of the grant date. Compensation expense of $24,333 was recorded as consulting fees for the year ended June 30, 2003.

            In October 2002, in connection with our employment of Ian Abercrombie as our Sales Manager (Europe), we issued options to purchase 50,000 shares of our common stock at an exercise price of $1.45 per share. Of these options, subject to certain terms and conditions, options to purchase 25,000 shares of common stock vest on each of the first and second anniversaries of October 23, 2002, the grant date.

            In October 2002, in connection with our employment of Hugh Griffith as our Commercial Director (Europe), we issued options to purchase 300,000 shares of our common stock at an exercise price of $1.45 per share. Of these options, subject to certain terms and conditions, options to purchase 100,000 shares of common stock vest on each of the first, second and third anniversaries of October 23, 2002, the grant date.

            In July 2002, in connection with our employment of David P. Luci as our Director of Finance and General Counsel, we issued options to purchase 380,000 shares of our common stock at an exercise price of $1.95 per share. In connection with our entering into an employment agreement with Mr. Luci, dated March 31, 2003, we cancelled these options and issued options to purchase 500,000 shares of common stock, which are exercisable at $0.735 per share. Of these options, subject to certain terms and conditions, options to purchase 170,000 shares of common stock vested on March 31, 2003 (the grant date), and options to purchase 110,000 shares of common stock vest on each of the first, second and third anniversaries of March 31, 2003.

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

            In August 2001 in connection with outstanding deferred salaries, we issued 208,333 shares of common stock at the rate of $1.25 per share as follows:
Christopher Wood 98,684 shares; Thomas Nelson, 27,412 shares; and Stuart Smith, 82,237 shares. The issuance of these shares was exempt from registration under Regulation D under the Securities Act or Section 4(2) of the Securities Act.

            In addition, in August 2001, we granted 150,000 options to purchase shares of our common stock at an exercise price of $1.25 per share. The options were issued to two consultants in exchange for certain services rendered. The options expire in August 2004 and are immediately vested. Those issuances of options were exempt from registration under Regulation S promulgated under the Securities Act or Section 4(2) of the Securities Act. In August 2001, we cancelled these options and replaced them with 150,000 shares.

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

            In December 2000, the Company issued 272,500 shares of common stock to outside consultants. The Company recognized consultant's expense on its financial statements equal to $272,500 based on the fair value of the Company's stock trading at $1.00 per share at the time the shares were issued.

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

            Revenue Recognition - Revenue under research contracts is recorded as earned under the contracts, as services are provided. In accordance with SEC Staff Accounting Bulletin No. 101, upfront nonrefundable fees associated with license and development agreements where the Company has continuing involvement in the agreement, are recorded as deferred revenue and recognized over the period of involvement. If the estimated service period is subsequently modified, the period over which the up-front fee is recognized would be modified accordingly on a prospective basis. Revenues from the achievement of research and development milestones, which represent the achievement of a significant step in the research and development process, are recognized when and if the milestones are achieved.

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

            Clofarabine
            -----------

            Based on third party studies conducted to date, we believe that Clofarabine is effective in the treatment of leukemia and lymphoma. To expedite the commercialization Clofarabine, we have entered into a co-development agreement with ILEX Oncology, Inc. ("ILEX") under which Phase II clinical trials of Clofarabine are currently being conducted. The combination of the Phase II trials in acute leukemia at M.D. Anderson Cancer Center and other leading cancer centers in the U.S. and Europe and the encouraging results from the Phase I, early Phase II studies and current Phase II studies lead us to be enthusiastic for the prospects of Clofarabine reaching the market, possibly as soon as the third quarter of calendar year 2004. The United States Food and Drug Administration recently indicated that it would review clofarabine for the treatment of refractory or relapsed ALL in children more quickly than normal after having granted "fast track" status to clofarabine. "Fast track" status means that the FDA will start reviewing clinical trial data even before the entire New Drug Application ("NDA") is complete. The FDA could complete its review within six months rather than the normal 12 month review period. We believe the set of clinical data from the current Phase II clinical trials could serve as the basis for a marking application, which we believe could be filed as early as April 2004. Management believes that the "fast track" designation may also result in our more expeditiously gaining marketing approval for clofarabine for the treatment of refractory or relapsed ALL.

            Further, Southern Research Institute, which granted us the exclusive worldwide license, excluding Japan and Southeast Asia, to make, use and sell products derived from the clofarabine technology for a term expiring on the date of expiration of the last patent covered by the license (subject to earlier termination under certain circumstances), and to utilize technical information related to the technology to obtain patent and other proprietary rights to products developed by us and by Southern Research Institute from the technology, recently granted us an irrevocable, exclusive option to make, use and sell products derived from the clofarabine technology in Japan and Southeast Asia. We intend to convert the option to a license upon sourcing an appropriate co-marketing partner to develop these rights in Japan and Southeast Asia.

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

            Modrenal(R)
            -----------

            We launched Modrenal(R), in May 2003 in the United Kingdom, where we obtained regulatory approval for its use in the treatment of post-menopausal breast cancer. In August 2003, pursuant to an amendment to our co-development agreement with Stegram Pharmaceuticals plc ("Stegram"), we obtained the right to market Modrenal(R) in the United Kingdom and have succeeded to Stegram's existing revenue streams from UK sales.

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

            Company Status

            We have made significant progress in developing our product portfolio over the past twelve months, and have multiple products in clinical trials. We have incurred losses during this emerging stage. Our management believes that we have the opportunity to become a leading oncology-focused pharmaceutical company in the next five years if we successfully bring our two lead drugs to market. We anticipate that revenues derived from the two lead drugs will permit us to further develop the twelve other products and potential products currently in our development portfolio. We currently plan to have as many as twelve products at market by the end of 2006. We have commenced marketing one of our lead products, Modrenal(R), and we intend to continue developing our existing platform technologies with a primary business focus on drugs to treat cancer, and commercializing products derived from such technologies. A key element of our business strategy is to continue to acquire, obtain licenses for, and develop new technologies and products that we believe offer unique market opportunities and/or complement our existing product lines. As a result of the acquisition of Pathagon Inc. in February 2002, we have several anti-infective technologies. These include the OLIGON(R) technology, an advanced biomaterial that has been approved for certain indications by the FDA in the U.S., and is being sold by a product co-development partner, and the use of thiazine dyes, such as methylene blue, which are used for in vitro and in vivos inactivation of pathogens (viruses, bacteria and fungus) in biological fluids. It is not the Company's strategy to sell devices or to expand into the anit-infective market per se, but the technology obtained in the Pathagon acquisition has specific application for support of the cancer patient and oncology treatment. We have had discussions with potential product co-development partners from time to time, and plan to continue to explore the possibilities for co-development and sub-licensing in order to implement our development plans. In addition, we believe that some of our products may have applications in treating non-cancer conditions in humans and in animals. Those conditions are outside our core business focus and we do not presently intend to devote a substantial portion of our resources to addressing those conditions. In May 2003, we entered into a Sub-License Agreement with Dechra Pharmaceuticals, plc ("Dechra"), pursuant to which Bioenvision sub-licensed the marketing and development rights to modrestane, solely with respect to animal health applications, in the United States and Canada, to Dechra. We received $1.25 million in cash, together with future milestone and royalty payments which are contingent upon the occurrence of certain events We intend to continue to try and exploit these types of opportunities as they arise. .

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

Results of Operations

Year Ended June 30, 2003 Compared to Year Ended June 30, 2002

            We reported revenues of $505,000 and $803,000 for the years ended June 30, 2003 and 2002, respectively. Revenues reflect recognition of consideration received pursuant to our agreements with co-development and sub-licensing partners in connection with our platform of drugs and technologies. Of the revenues recorded for the year ended June 30, 2003, $12,000 was recognized from Dechra, pursuant to the Sub-License Agreement, dated May 13, 2003.

            Research and development costs for the years ended June 30, 2003 and 2002 were $1,689,000 and $1,912,000, respectively. The decrease represents a decrease in royalty payments under certain development contracts.

            Administrative expenses for the year ended June 30, 2003 and 2002 were $4,567,000 and $2,128,000, respectively, representing an increase of $2,439,000. The increase primarily reflects increased costs associated with our hiring key personnel and staff, lease expenses for the newly opened New York, New York and Edinburgh, Scotland offices both of which we opened during the year, obtaining appropriate D&O and other insurance coverage, and increases in related travel expense to successfully manage our drug development activities.

            We reported interest and finance charges of $325,000 for the year ended June 30, 2003, representing a decrease of $1,848,000 from the year ended June 30, 2002. This decrease reflects the retirement of our credit facility in May 2002 and the fact that we carried no long term debt during the year ended June 30, 2003.

            Depreciation and amortization expense totaled $1,345,000 for the year ended June 30, 2003, representing an increase of $766,000 from the year ended June 30, 2002. The increase is primarily due to the amortization of certain intangible assets we acquired in the Pathagon transaction which we consummated in February 2002.

Year Ended June 30, 2002 Compared to Year Ended June 30, 2001

            We reported revenues of $803,000 and $245,000 for the years ended June 30, 2002 and 2001, respectively. Revenues reflect our agreements with our co-development partners and/or licensees in connection with our platform of drugs and technologies. Research and development costs for the years ended June 30, 2002 and 2001 were $1,912,000 and $1,566,000, respectively. Administrative expenses for the year ended June 30, 2002 and 2001 were $2,128,000 and $550,000, respectively, representing an increase of $1,578,000. The increase reflects current year amortization of certain capitalized expenses associated with the consummation of our May 2002 private placement financing, the acquisition of Pathagon, Inc. in February 2002 and the our bridge loan financing which was consummated in November 2001. Administrative expenses are comprised mainly of investment banking, legal, accounting and other professional fees and expenses.

            We reported interest and finance charges of $2,173,000 and $229,000 for the years ended June 30, 2002 and 2001, respectively, representing an increase of $1,944,000. This increase reflects charges related to the issuance of warrants in connection with the Company's various financings.

            Depreciation and amortization expense totaled $579,000 and $23,000 for the years ended June 30, 2002 and 2001, respectively. This increase primarily is due to the amortization of certain intangible assets we acquired in the Pathagon transaction, which we consummated in February 2002.

Liquidity and Capital Resources

            We anticipate that we may continue to incur significant operating losses for the foreseeable future. There can be no assurance as to whether or when we will generate material revenues or achieve profitable operations.

            We are actively seeking strategic alliances in order to develop and market our range of products. In August 2001, we obtained a $1 million unsecured line of credit facility from Jano Holdings Limited, bearing interest at 8% per annum. In November 2001, we entered into a senior, Secured Credit Facility with SCO Capital Partners LLC. The credit facility was established for up to $1,000,000 in short term financing, in four trances of $250,000, subject to satisfaction of certain conditions, secured by the pledge of certain of our assets, and was established to bear interest on drawings at a rate of 6% per annum. In addition, our officers agreed to defer salaries, and our former outside counsel agreed to defer certain fees, until we obtained sufficient long-term funding. Deferred salaries and fees amounted to approximately $52,000 through June 30, 2002. In May 2001, our officers agreed to accept 705,954 shares of our common stock in settlement of $910,681 of the outstanding accrued salaries through June 30, 2001. The shares were issued during the quarter ended March 31, 2002. On October 17, 2001, our officers agreed to accept 134,035 shares in settlement of $154,140 of additional outstanding accrued salaries to September 30, 2001. On October 17, 2001, the board of directors approved a plan to repay certain trade debt with shares of our common stock, and a total of 146,499 shares of common stock were issued for the repayment of $168,473.

            We received an initial payment from ILEX of $1,350,000 which became non-refundable in March 2001 upon execution of the agreement with ILEX to co-develop Clofarabine. That sum will be recognized as income for accounting purposes on a straight line basis over the period from March 2001, when the payment was received, through December 31, 2002, at which time ILEX was originally scheduled to complete Phase II trials of Clofarabine and make another payment to us.

            We received an initial payment from Dechra of $1,250,000 on May 13, 2003 upon execution of our sub-license agreement with Dechra. This agreement expires upon expiration of the last patent related to modrenal or the completion of the last royalty obligation as set forth therein.

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

            Through May 16, 2002 we have sold an aggregate of 5,916,666 shares of Series A convertible participating preferred stock in the May 2002 private placement for $3.00 per share and warrants to purchase an aggregate of 5,916,666 shares of common stock, resulting in aggregate gross proceeds of approximately $17,750,000. A portion of the proceeds were used to repay in full the Jano Holdings and SCO Capital obligations upon which such facilities were terminated as well as to repay fees amounting to $1,610,000 related to the transaction.

            On June 30, 2003, we have cash and cash equivalents of $8,200,000 and working capital of $6,108,000 which management believes will be sufficient to continue currently planned operations over the next 12 months. Although we do not currently intend to raise any additional funds for the next 12 months, we can not ensure additional funds will not be raised during such period because of the significant scale up of our operating activities, including clofarabine development and the launch of modrenal. Further, a key element of our business strategy is to continue to acquire, obtain licenses for, and develop new technologies and products that we believe offer unique market opportunities and/or complement our existing product lines. We are not presently considering any such transactions, and we do not presently expect to acquire any significant assets over the coming 12 month period, but if any such opportunity arises and we deem it to be in our interests to pursue such an opportunity, it is possible that additional financing would be required for such a purpose.

            We anticipate that we may continue to incur significant operating losses for the foreseeable future. There can be no assurance as to whether or where we will generate material revenues or achieve profitable operations.

            The Company has the following commitments as of June 30, 2003:


                                  Payments Due in
--------------------------------------------------------------------------------------------------------
                          Total                2004               2005                   2006
--------------------------------------------------------------------------------------------------------

Employee Contracts               266,400              266,400                -                        -
--------------------------------------------------------------------------------------------------------

Occupancy Lease                  369,500              161,600          166,100                   41,000
--------------------------------------------------------------------------------------------------------

Total                            635,900              418,500          156,000                   39,000
--------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------

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

Plan of Operation

            We are an emerging biopharmaceutical company with a primary business focus on the acquisition, development and distribution of drugs to treat cancer. We have acquired development and marketing rights to a portfolio of six platform technologies developed over the past 15 years from which a range of products have been derived and additional products may be developed in the future. Although we have commenced marketing one of our lead products, Modrenal(R), and intend to continue to develop Clofarabine, and our existing platform technologies and commercializing products derived from such technologies, a key element of our business strategy is to continue to acquire, obtain licenses for, and develop new technologies and products that we believe offer unique market opportunities and/or complement our existing product lines. Once a product or technology has been launched into the market for a particular disease indication, we plan to work with numerous collaborators, both pharmaceutical and clinical, in the oncology community to extend the permitted uses of the product to other indications. In order to market our products effectively, we intend to develop marketing alliances with strategic partners and may co-promote and/or co-market in certain territories.

            We plan to continue to use a major portion of the proceeds of the May 2002 private placement to initiate clinical trials of Clofarabine in Europe. The emphasis will be on the use of Clofarabine in the treatment of refractory acute leukemia in children and adults. The drug has received orphan drug designation in Europe.

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

            Key Personnel, Consultants and Infrastructure

            On July 22, 2002, David P. Luci commenced employment with the Company and serves as Director of Finance, General Counsel and Corporate Secretary of the Company, pursuant to terms which are memorialized in an Employment Agreement, dated March 31, 2003. See Part III, Item 9 "Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act - Employment Agreements" below.

            On September 3, 2002, the Company and ILEX constituted the management team (the "Management Team") for the development of Clofarabine in the U.S., Canada and Europe. The Management Team meets regularly to plan and coordinate clofarabine drug development on an ongoing basis. The Management Team currently consists of Dr. Wood and Mr. Luci from the Company and Jeffrey Buchalter, President and Chief Executive Officer of Ilex.

            On September 17, 2002, the Company announced its establishment of principal executive offices at 509 Madison Avenue, Suite 404, New York, New York 10022.

            On September 24, 2002, Mr. Thomas Scott Nelson resigned his position as Chief Financial Officer of the Company. Mr. Luci has taken responsibility as the Company's principal accounting officer. Mr. Nelson continues his role as director of the Company.

            On September 30, 2002, Stuart Smith resigned from his position as Senior Vice President of the Company; his employment agreement was terminated. The Company issued shares of its common stock to Mr. Smith at the then current fair market value in satisfaction of all outstanding obligations of the Company to Mr. Smith pursuant to the employment agreement.

            On October 6, 2002, Mr. Hugh Griffith commenced employment with Bioenvision Ltd., a wholly owned subsidiary of the Company. Mr. Griffith serves as Commercial Director (Europe) and is responsible for Bioenvision's marketing campaign for modrenal, which is approved in the United Kingdom for the treatment of advanced post-menopausal breast cancer, and for Bioenvision's sales and marketing initiatives for all other approved products throughout Europe which, initially, includes methylene blue and OLIGON.

            On November 1, 2002, the Company entered into an agreement with Queen Mary Westfield College, University of London ("Queen Mary"), pursuant to which, in pertinent part, Queen Mary has agreed to perform certain research and development activities in connection with the development of modrenal(TM). The term of the agreement is five years, subject to certain rights of the parties to terminate prior thereto.

            On December 1, 2002, the Company appointed Mr. Ian Abercrombie to serve as Sales Manager (Europe). Messrs. Abercrombie and Griffith, together, are creating a worldwide marketing strategy for the Company's products and marketing Modrenal (TM) in the United Kingdom. Further, Messrs. Abercrombie and Griffith are designing plans to expand the Company's marketing strategy throughout the European Community and to commence pre-registration marketing activities with Clofarabine worldwide, except for North America.

            On December 31, 2002, the Company entered into a one-year employment agreement with Dr. Christopher B. Wood who serves as Chairman and Chief Executive Officer of the Company. See Part III, Item 9 "Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act - Employment Agreements" below.

            On December 31, 2002, the Company entered into a consulting agreement with Dr. Deidre Tessman to serve as a regulatory consultant to the Company in connection with the European development of Clofarabine.

            In January 2003, we entered into an agreement with RRD International LLC ("RRD"), pursuant to which RRD serves as the global product development consultant to the Company in connection with the development of Clofarabine, Modrenal (TM) and OLIGON and assists with designing and managing our clinical development program for our products. On April 2, 2003, the Company and RRD further memorialized their agreement pursuant to a formal Master Services Agreement and Registration Rights Agreement and, in connection therewith, the Company issued a Warrant to RRD pursuant to which RRD has the right to acquire 175,000 shares of our common stock at an exercise price of $2.00 per share, which warrant includes registration rights under certain circumstances.

            In April 2003, we entered into an exclusive license agreement with CLL Pharma ("CLL"), pursuant to which CLL has agreed to develop a new formulation of modrenal using proprietary patented technology of CLL. The term of the agreement is for a period of 24 months following the first delivery of reformulated drug product.

            In May 2003, we entered into a Sub-License Agreement with Dechra Pharmaceuticals, plc ("Dechra"), pursuant to which Bioenvision sub-licensed the marketing and development rights to modrestane, solely with respect to animal health applications, in the United States and Canada, to Dechra. We received $1.25 million in cash, together with future milestone and royalty payments which are contingent upon the occurrence of certain events.

            In May 2003, we entered into a Master Services Agreement with Penn Pharmaceutical Services Limited ("Penn"), pursuant to which Penn will assist the Company with labeling, packaging and distribution of Clofarabine and certain other services including regulatory and quality control, in each case, as requested by the Company on an ongoing basis. The term of the agreement is 12 months subject to automatic 12 month extensions unless earlier terminated by either party.

            In June 2003, we entered into a supply agreement and a development agreement, in each case, with Ferro Phanstiehl Laboratories, ("Ferro"), pursuant to which Ferro will manufacture and exclusively supply to us our global supply of Clofarabine and perform a scale-up of this compound for commercial use. The term of the supply agreement is five-years from the first product regulatory approval for Clofarabine, subject to certain early termination rights.

            Scientific Advisory Board / Modrenal Launch

            In December 2002, the Company's scientific advisory board convened at the Meeting of the American Society of Hematologists in Philadelphia, PA and reviewed the clinical trial results to date and planned future clinical trials for clofarabine.

            In May 2003, the Company's scientific advisory board met to review and discuss the design and strategy for the forthcoming clinical trials for modrenal, globally, for patients with breast cancer.

            In May 2003, the Company launched the marketing of modrenal in the United Kingdom for breast cancer at the Royal College of Surgeons in London, England.

Recent Accounting Pronouncements

            In July 2002, the FASB Issued Statement 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Cost to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between this Statement and Issue 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. Effective January 1, 2003, the Company adopted the provisions of SFAS 146 which did not have an impact on the results of operations or financial position.

            In November 2002, the FASB issued Interpretation No. 45, "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that certain guarantees be initially recorded at fair value, which is different from the general current practice of recording a liability only when a loss is probable and reasonably estimable. FIN 45 also requires a guarantor to make significant new disclosures for virtually all guarantees. Effective January 1, 2003, the Company adopted the disclosure requirements under FIN 45 which did not have a material impact on the results of operations or financial position of the Company.

            On December 31, 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation Transition and Disclosure" ("SFAS 148"). SFAS 148 amends FASB Statement No. 123, "Accounting for Stock Based Compensation," to provide alternative methods of transition to SFAS 123's fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, "Interim Financial Reporting," to require disclosure on the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS 148 does not amend SFAS 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for the compensation using the fair value method of SFAS 123 or the intrinsic value method of APB Opinion 25. The Company adopted the required disclosure provisions of SFAS 148 as described under accounting policy footnote, "Stock Based Compensation."

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

            In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (SFAS 150"). The objective of SFAS No. 150 is to establish standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial statements entered into or modified after May 31, 2003 and for existing financial instruments after July 1, 2003. The adoption of SFAS 150 is not expected to have a material impact on the results of operations or financial position of the Company.

Subsequent Events

            In August 2003, we entered into an amendment to the co-development agreement with Stegram Pharmaceuticals plc ("Stegram"), pursuant to which, in pertinent part, we succeeded to the U.K. marketing rights to modrenal.

            In August 2003, we received notice that our application to list our shares of common stock had been approved by the American Stock Exchange under the symbol "BIV". Our shares of common stock commenced trading on the American Stock Exchange on September 8, 2003.

            In August 2003, SRI granted us an irrevocable, exclusive option to make, use and sell products derived from the technology in Japan and Southeast Asia. We intend to convert the option to a license upon sourcing an appropriate co-marketing partner to develop these rights in such territory.

            In September 2003, we entered into a letter agreement with ILEX Oncology, Inc. pursuant to which we are working with ILEX to co-develop an oral formulation for clofarabine; the rights and related costs to which we agreed to split equally with ILEX.


Item 7.  Financial Statements.

            The consolidated financial statements of Bioenvision, Inc. and its subsidiaries including the notes thereto and the report thereon, is presented beginning at page F-1.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

            Our executive officers, directors and other significant employees and their ages and positions are as follows:


Name of Individual                    Age             Position with Bioenvision and Subsidiaries
------------------                    ---             ------------------------------------------

Christopher B. Wood, M.D.             57              Chairman of the Board and Chief Executive Officer
David P. Luci, C.P.A., J.D.           36              Director of Finance, General Counsel and Corporate Secretary
                                                      (1)
Hugh Griffith                         35              Commercial Director (Europe) (2)
Jeffrey B. Davis                      40              Director (3)
Thomas Scott Nelson, C.A.             64              Director (4)
Steven A. Elms                        39              Director (4)
Andrew Schiff, M.D.                   38              Director (3) (4)

-----------------------------
(1) Mr. Luci has been employed with the Company since July 22, 2002.
(2) Mr. Griffith has been employed with Bioenvision, Ltd, a wholly-owned subsidiary of the Company, since October 6, 2002.
(3) Member of the Compensation Committee since September 5, 2002.
(4) Member of the Audit Committee since September 5, 2002.

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

            David P. Luci, C.P.A., Esq. has served as Director of Finance, General Counsel and Corporate Secretary since July 2002. From September 1994 to July 2002, Mr. Luci served as a corporate associate at Paul, Hastings, Janofsky & Walker LLP (New York office). Prior to that, Mr. Luci served as a senior auditor at Ernst & Young LLP (New York office). Mr. Luci is a certified public accountant. He holds a Bachelor of Science in Business Administration with a concentration in accounting from Bucknell University and a J.D. from Albany Law School of Union University.

            Hugh S.  Griffith  has served as  Commercial  Director  (Europe)  of
Bioenvision, Ltd., a wholly-owned sales and marketing subsidiary of the Company since October 2002. From January 2002 to October 2002, Mr. Griffith served as Executive Commercial Director of QuantaNova Ltd. From January 2000 to December 2001, Mr. Griffith served as Senior Business Unit Manager at Abbott Laboratories, Ltd. where he was responsible for strategic development, implementation and commercialization of a new neonatology business unit. This role encompassed the management of the sales force, marketing, PR, policy and healthcare liaison teams whilst also directing the clinical development programme for the neonatology portfolio. From April 1998 to January 2000, Mr. Griffith was the HIV Business Unit Manager at Abbott Laboratories Ltd where he was responsible for the profitability of the HIV franchise. Mr Griffith managed the Norvir capsule crisis including the fully comprehensive named patient programme. At Abbott Laboratories Ltd., Mr. Griffith also served as Business Development Manager (July 1997 to April 1998) and as Area Sales Manager (October 1995 to July 1997). Mr. Griffith holds a Masters of Business Administration from Cardiff Business School, a Diploma of Marketing and a Bachelor of Science in Honours Biology from University of Stirling.

            Thomas Scott Nelson, C.A. was named a director in May 1998. Mr. Nelson served as our Chief Financial Officer from May 1998 to September 2002. From 1996 to 1999, Mr. Nelson served as the Director of Finance of the Management Board of the Royal & Sun Alliance Insurance Group. From 1991 to 1996, Mr. Nelson served as

Group Finance Director of the Main Board of Sun Alliance Insurance Group. He has served as Chairman of the United Kingdom insurance industry committee on European regulatory, fiscal and accounting issues. He has also worked with Deloitte in Paris and as a consultant with PA Consultants Management. Mr. Nelson is a Member of Institute of Chartered Accountants of Scotland and a Fellow of the Institute of Cost and Management Accountants. Mr. Nelson holds a B.A. degree from Cambridge University.

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

Committees of the Board of Directors

            The Board of Directors currently has two committees; the Audit Committee and the Compensation Committee. The Board of Directors re-constituted membership of the Audit Committee and Compensation Committee to include non-management directors on such committees.

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

            Based upon filings made with the SEC and Bioenvision's records, Bioenvision believes that certain of its directors, executive officers or holders of more than 10% of the outstanding shares of common stock have not filed on a timely basis the reports required by Section 16(a) of the Exchange Act during, or with respect to, the year ended June 30, 2003.

Item 10.  Executive Compensation.

            The following table sets forth information for each of the fiscal years ended June 30, 2003, 2002 and 2001 concerning the compensation paid and awarded to all individuals serving as (a) our chief executive officer, (b) each of our four other most highly compensated executive officers (other than our chief executive officer) at the end of our fiscal year ended June 30, 2003 whose total annual salary and bonus exceeded $100,000 for these periods, and (c) up to two additional individuals, if any, for whom disclosure would have been provided pursuant to (b) except that the individual(s) were not serving as our executive officers at the end of our fiscal year ended June 30, 2003:


                                                       Summary Compensation Table
                                       Annual compensation                               Long term compensation
                                   ------------------------------    --------------------------------------------------------------
                                                                             Awards                                  Payouts


                                                           Other
                                                           Annual    Restricted       Securities
                                                           Comp-        Stock         underlying          LTIP           All other
Name &                              Salary                ensation     Awards        options/SARs        payouts       compensation
Principal                           ------                --------     ------        ------------        -------       ------------
Position                  Year        $        Bonus $        $           $                                 $               $
--------                  ----                 -----
Christopher B. Wood (1)   2003      225,000       -
                          2002      225,000       -
                          2001      180,000       -

David P. Luci (2)         2003      205,200    57,000(3)
                          2002         -          -
                          2001         -          -

Hugh Griffith (4)         2003      180,000    20,000
                          2002         -          -
                          2001         -          -

Stuart Smith (5)          2002      150,000       -
                          2001      150,000       -
                          2000      150,000       -

--------------------------

(1) On April 30, 2001, Dr. Wood was granted options to purchase 1,500,000 shares of our common stock. The options are immediately exercisable and originally expired on April 30, 2004 but have been extended to April 30, 2006.

(2) On July 22, 2002, Mr. Luci was granted options to purchase 380,000 shares of our common stock. On March 31, 2003, in connection with the execution of an employment agreement between the Company and Mr. Luci, these options were cancelled and the Company issued options to purchase 500,000 shares of common stock at a then-current fair market value. Of these options, options to purchase 170,000 shares of our common stock are immediately exercisable and, subject to certain circumstances, options to purchase 110,000 shares of common stock vest and become exercisable on each of the first, second and third anniversaries of March 31, 2003, the grant date.

(3) This annual bonus was prorated for the portion of calendar year 2002 within which Mr. Luci was employed by the Company. The net amount of the bonus paid to Mr. Luci after such pro-ration was equal to $25,000.

(4) On October 22, 2003, Mr. Griffith was granted options to purchase 300,000 shares of our common stock at a then-current fair market value. Of these options, options to purchase 100,000 shares of our common stock vest and become exercisable, subject to certain circumstances, on each of the first, second and third anniversaries of October 22, 2002, the grant date.

(5) On April 30, 2001, Mr. Smith was granted options to purchase 500,000 shares of our common stock. The options are immediately exercisable and originally expired on April 30, 2004 but have been extended to April 30, 2006.

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

            We reserved an aggregate of 5,104,544 shares of common stock for issuance pursuant to options granted under the 2001 Stock Option Plan. As of September 28, 2001 options to purchase an aggregate of 5,104,544 shares of our common stock have been granted under the 2001 Stock Option Plan. The board of directors or a committee of the board of directors (the Compensation Committee) will administer the Plan including, without limitation, the selection of the persons who will be granted options under the Plan, the type of options to be granted, the number of shares subject to each option and the option price.

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

            The following table sets forth information concerning option/SAR grants in our fiscal year ended June 30, 2002 to all individuals serving as (a) our chief executive officer, (b) each of our four other most highly compensated executive officers (other than our chief executive officer) at the end of our fiscal year ended June 30, 2002 whose total annual salary and bonus exceeded $100,000 for these periods, and (c) up to two additional individuals, if any, for whom disclosure would have been provided pursuant to (b) except that the individual(s) were not serving as our executive officers at the end of our fiscal year ended June 30, 2002:



----------------------------------------------------------------------------------------------------------------------

                                        Option/SAR Grants in Last Fiscal Year
----------------------------------------------------------------------------------------------------------------------
                                             [Individual Grants]
----------------------------------------------------------------------------------------------------------------------
Name               Number of securities
                   underlying              Percent   of  total       Exercise or base price    Expiration Date
                   options/SARs            options/SARs  granted     ($/Share)
                   granted                 to employees in fiscal
                   (#)                     year
----------------------------------------------------------------------------------------------------------------------

All Executive      0                       n/a                        n/a                       n/a
Officers
----------------------------------------------------------------------------------------------------------------------

            There were no options/SARs exercised in our fiscal year ended June 30, 2003 by the named executive officers.

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

            On September 1, 1999, we entered into an employment agreement with Christopher B. Wood, M.D. under which he serves as our Chairman and Chief Executive Officer. The initial term of Dr. Wood's employment agreement is two years with automatic one-year extensions thereafter unless either party gives written notice to the contrary. On December 31, 2002, we entered into a new employment agreement with Dr. Wood, under which he continues to serve as our Chairman and Chief Executive Officer. Under this contract, the term is one year, with automatic one-year extensions thereafter unless either party provides written notice to the contrary. Dr. Wood's new employment agreement provides for an initial base salary of $225,000, a bonus as determined by the Board of Directors, health insurance and other benefits currently or in the future provided to key employees of the Company. If Dr. Wood's employment is terminated other than for cause or if he resigns for good reason or if a change of control occurs, he will receive a lump sum payment in an amount equal to his then current annual base salary and any and all unvested options will vest and immediately become exercisable.

            On January 1, 2000, we entered into an employment agreement with Stuart Smith under which he serves as our Senior Vice President. The initial term of Mr. Smith's employment agreement is two years, with automatic one-year extensions thereafter unless either party gives written notice to the contrary. Mr. Smith's agreement provides for an initial base salary of $150,000, a bonus as determined by the board of directors, life insurance benefits equal to his annual salary, health insurance and other benefits currently or in the future provided to our key employees. On September 30, 2002, Mr. Smith resigned from his position as Senior Vice President of the Company; his employment agreement was terminated and the Company agreed to issue shares of its common stock to Mr. Smith at the then current fair market value in satisfaction of all outstanding obligations of the Company to Mr. Smith pursuant to the employment agreement.

            On March 31, 2003, we entered into an employment agreement with David P. Luci, pursuant to which he serves as our Director of Finance, General Counsel and Corporate Secretary. The initial term of Mr. Luci's employment agreement is one-year, with automatic one-year extensions thereafter unless either party provides written notice to the contrary. If Mr. Luci's employment is terminated other than for cause or if he resigns for good reason or if a change of control occurs, he will receive a lump sum payment in an amount equal to 1.5 multiplied by the sum of (i) his then current annual base salary plus (ii) his then average annual bonus for the preceding two years and any and all unvested options will vest and immediately become exercisable.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.


            The following table sets forth certain information regarding the beneficial ownership of common stock, as of September 15, 2003, by (i) each person whom we know to beneficially own 5% or more of the common stock, (ii) each of our directors, (iii) each person listed on the Summary Compensation Table set forth under "Executive Compensation" and (iv) all of our directors and executive officers. The number of shares of common stock beneficially owned by each stockholder is determined in accordance with the rules of the Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder exercises sole or shared voting or investment power. The percentage ownership of the common stock, however, is based on the assumption, expressly required by the rules of the Commission, that only the person or entity whose ownership is being reported has converted or exercised common stock equivalents into shares of common stock; that is, shares underlying common stock equivalents are not included in calculations in the table below for any other purpose, including for the purpose of calculating the number of shares outstanding generally. The table below does not reflect the right of ILEX to purchase from us $1.0 million of our common stock at the then applicable market price within 30 days of the completion of the Phase II trial for Clofarabine, and an additional $2.0 million of our common stock at the then applicable market price within 30 days of submittal to the FDA of the NDA for Clofarabine.

                                               BENEFICIAL             CURRENT
                                              OWNERSHIP OF          PERCENTAGE
NAME                                             STOCK              OF CLASS (1)

Perseus-Soros Biopharmaceutical
Fund, LP (2)
888 Seventh Avenue, 29th Floor
New York, New York 10106....................     9,000,000             34.07%

OrbiMed Advisors Inc. (3)
767 Third Avenue, 30th Floor
New York, New York 10017....................     3,000,000             14.69%

Merlin Biomed Private Equity Fund LP (4)
230 Park Avenue, Suite 928
New York, New York 10169....................     1,000,002              5.43%

DWS Investment GmbH (5)
Gruneburgweg M3-M5
60323 Frankfurt
Germany.....................................     1,299,999              6.95%

SCO Capital Partners LLC (6)
1285 Avenue of the Americas, 35th Floor
New York, New York 10019....................     7,409,946             37.60%

Kevin Leech (7)
The Old Chapel
Sacre Couer
Rouge Boullion
St Helier
Jersey, Channel Islands.....................     1,900,000             10.60%

Lifescience Ventures Limited (8)
Suite F8
International Commercial Centre
Gibraltar...................................       887,500              5.10%

Estate of David Chester (9).................       887,500              5.10%

Bioaccelerate, Inc. (10)
PO Box 3175
Road Town

                                               BENEFICIAL             CURRENT
                                              OWNERSHIP OF          PERCENTAGE
NAME                                             STOCK              OF CLASS (1)

Tortolla
British Virgin Islands......................     2,181,816             11.56%

Christopher B. Wood, M.D. (11)
c/o Bioenvision, Inc.
509 Madison Avenue, Suite 404
New York, New York 10022....................     4,457,342             22.96%

Stuart Smith (12)
c/o Bioenvision, Inc.
509 Madison Avenue, Suite 404
New York, New York 10022....................       700,000              3.90%
David P. Luci (13)

c/o Bioenvision, Inc.
509 Madison Avenue, Suite 404
New York, New York 10022....................       170,000                 *

Hugh Griffith
c/o Bioenvision, Inc.
509 Madison Avenue, Suite 404
New York, New York 10022                                 0                 *

Thomas Scott Nelson (14)
c/o Bioenvision, Inc.
509 Madison Avenue, Suite 404
New York, New York 10022....................       287,523              1.63%

Jeffrey B. Davis (15)
1285 Avenue of the Americas, 35th Floor
New York, New York  10019...................       749,243              4.24%

Steven A. Elms
888 Seventh Avenue, 29th Floor
New York, New York 10106....................             0                 *

Andrew N. Schiff, M.D.
888 Seventh Avenue, 29th Floor
New York, New York 10106....................             0                 *

All Executive Officers and Directors as a group
(six persons) (16)..........................      6,364,108             30.99%


----------------
* Represents holdings of less than one percent (1%).

(1) Based on a total of 17,417,739 shares of common stock outstanding as of September 15, 2002.

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

(10)Bioaccelerate, Inc. is a BVI corporation, owned of record by several private investors and includes options to acquire 1,454,544 shares of the common stock which are exercisable at $1.25 per share for five years from April 30, 2001. Barbara Platts, in her capacity as Managing Director of Bioaccelerate, Inc., has investment power and voting power with respect to these shares, but disclaims any beneficial ownership thereof.

(11)Includes 318,750 shares of common stock owned by Julie Wood, Dr. Wood's spouse, as to which Dr. Wood disclaims any beneficial interest, and 1,500,000 options which are exercisable at $1.25 for five years from April 30, 2001. Also includes 500,000 options which are exercisable at $1.45 from December 31, 2002.

(12)Includes options to acquire 500,000 shares of the common stock which are exercisable at $1.25 per share for five years from April 30, 2001.

(13) Includes options to acquire 170,000 shares of common stock which are exercisable at $0.735 per share from March 31, 2003.

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

(16)Includes shares of common stock owned by Christopher B. Wood, Stuart Smith, Thomas Nelson, Jeffrey Davis, Steven A. Elms and Andrew Schiff, M.D. Also includes (a) 318,750 shares of common stock owned by Julie Wood, Dr. Wood's spouse, as to which Dr. Wood disclaims any beneficial interest, (b) Christopher Wood's options to acquire 1,500,000 shares of common stock, (c) Stuart Smith's options to acquire 500,000 shares of common stock, (d) David Luci's options to acquire 50,000 shares of common stock, (e) Thomas Nelson's options to acquire 200,000 shares of common stock and (e) Jeffrey B. Davis' warrant to purchase 250,000 shares of common stock.

Item 12.  Certain Relationships and Related Transactions.

            In August 2001 Bioenvision issued 208,333 shares at the rate of $1.25 per share as follows: Christopher B. Wood, 98,684 shares; Thomas Nelson, 27,412 shares; and Stuart Smith, 82,237 shares.

            In August 2001, we obtained a $1 million line of credit facility, which expires in September 2002, from Jano Holdings Limited, one of our shareholders. This credit facility was terminated in May 2002.

            In October 2001, we issued 134,035 shares of common stock to officers as payment for salaries accrued to September 30, 2001.

            On November 16, 2001, we entered into an engagement letter with SCO Capital, pursuant to which SCO would act as our financial advisor. In connection with the engagement letter, we issued a warrant to purchase 100,000 shares of common stock at an exercise price of $1.25 per share, subject to certain anti-dilution adjustments. The warrants expire five years from the date of issuance. Pursuant to this engagement letter, among other things, SCO Capital performs investor relations services for the Company and earns a monthly fee of $9,000 per month in connection therewith.

            In connection with securing a credit facility with SCO Capital, we issued warrants to purchase 1,500,000 shares of our common stock at a strike price of $1.25 per share, subject to certain anti-dilution adjustments. The warrants expire five years from the date of issuance. The credit facility with SCO Capital was terminated in May 2002.

            On February 5, 2002, we completed the acquisition of Pathagon Inc. In connection therewith, on February 1, 2002 we issued 7,000,000 shares of common stock to the former stockholders of Pathagon Inc.

            In May 2002, we completed a private placement pursuant to which we issued an aggregate of 5,916,666 shares of Series A convertible participating preferred stock for $3.00 per share and warrants to purchase an aggregate of 5,916,666 shares of common stock. An affiliate of SCO Capital Partners LLC, one of our stockholders, served as financial advisor to the Company in connection with this financing and earned a placement fee of approximately $1,200,000 in connection therewith. This affiliate of SCO Capital Partners LLC continues to serve as a financial advisor to the Company.

Item 13.  Exhibits, List and Reports on Form 10-KSB.

Exhibit
Number                     Description
-------                       -----

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

3.2                Amended and Restated By-Laws of the Registrant. (13)

3.2(a)             Amendment to Bylaws, effective April 30, 2002 (6)

4.1                Certificate of Designation (6)

4.2                Form of Warrant (6)

4.3 Registration Rights Agreement, dated April 2, 2003, by and between Bioenvision, Inc. and RRD International, LLC (14)

4.4 Warrant, dated April 2, 2003, made by Bioenvision, Inc. in favor of RRD International, LLC (14)

10.1 Pharmaceutical Development Agreement, dated as of June 10, 2003, by and between Bioenvision, Inc. and Ferro Pfanstiehl Laboratories, Inc.

10.2 Co-Development Agreement between Bioheal, Ltd. and Christopher Wood dated May 19, 1998. (3)

10.3 Master Services Agreement, dated May 14, 2003, by and between Penn Development Pharmaceutical Services Limited and Bioenvision, Inc.

10.4 Co-Development Agreement between Stegram Pharmaceuticals, Ltd. and Bioenvision, Inc. dated July 15, 1998. (3)

10.5 Co-Development Agreement between Southern Research Institute and Eurobiotech Group, Inc. dated August 31, 1998. (3)

10.5(a) Agreement to Grant License from Southern Research Institute to Eurobiotech Group, Inc. dated September 1, 1998. (3)

10.6 License and Sub-License Agreement, dated as of May 13, 2003, by and between Bioenvision, Inc. and Dechra Pharmaceuticals, plc

Exhibit
Number                     Description
-------                       -----

10.7 Employment Agreement between Bioenvision, Inc. and Christopher B. Wood, M.D., dated December 31, 2002 (3)

10.8               Employment Agreement between Bioenvision, Inc. and David P.
                   Luci, dated March 31, 2003 (14)

10.9 Securities Purchase Agreement with Bioaccelerate Inc dated March 24, 2000. (4)

10.10 Engagement Letter Agreement, dated as of November 16, 2001, by and between Bioenvision, Inc. and SCO Securities LLC. (7)

10.11 Security Agreement, dated as of November 16, 2001, by Bioenvision, Inc. in favor of SCO Capital Partners LLC. (7)

10.12 Commitment Letter, dated November 16, 2001, by and between SCO Capital Partners LLC and Bioenvision, Inc. (7)

10.13 Senior Secured Grid Note, dated November 16, 2001, by Bioenvision, Inc. in favor of SCO Capital Partners LLC. (7)

10.14 Registration Rights Agreement, dated as of February 1, 2002, by and among Bioenvision, Inc., the former shareholders of Pathagon, Inc. party thereto, Christopher Wood, Bioaccelerate Limited, Jano Holdings Limited and Lifescience Ventures Limited. (8)

10.15 Stockholders Lock-Up Agreement, dated as of February 1, 2002, by and among Bioenvision, Inc., the former shareholders of Pathagon, Inc. party thereto, Chirstopher Wood, Bioaccelerate Limited, Jano Holdings Limited and Lifescience Ventures Limited. (8)

10.16 Form of Securities Purchase Agreement by and among Bioenvision, Inc. and certain purchasers, dated as of May 7, 2002. (6)

10.17 Form of Registration Rights Agreement by and among Bioenvision, Inc. and certain purchasers, dated as of May 7, 2002. (6)

10.18 Exclusive License Agreement by and between Baxter Healthcare Corporation, acting through its Edwards Critical-Care division, and Implemed, dated as of May 6, 1997. (12)

10.19 License Agreement by and between Oklahoma Medical Research Foundation and bridge Therapeutic Products, Inc., dated as of January 1, 1998. (12)

10.20 Amendment No. 1 to License Agreement by and among Oklahoma Medical Research Foundation, Bioenvision, Inc. and Pathagon, Inc., dated May 7, 2002. (12)

10.21 Inter-Institutional Agreement between Sloan-Kettering Institute for Cancer Research and Southern Research Institute, dated as of August 31, 1998. (12)

10.22 License Agreement between University College London and Bioenvision, Inc., dated March 1, 1999. (12)

Exhibit
Number                     Description
-------                       -----

10.23 Research Agreement between Stegram Pharmaceuticals Ltd., Queen Mary and Westfield College and Bioenvision, Inc., dated June 8, 1999 (12)

10.24 Research and License Agreement between Bioenvision, Inc., Velindre NHS Trust and University College Cardiff Consultants, dated as of January 9, 2001. (12)

10.25 Co-Development Agreement, between Bioenvision, Inc. and ILEX Oncology, Inc., dated March 9, 2001. (12)

10.26 Amended and Restated Agreement and Plan of Merger, dated as of February 1, 2002, among Bioenvision, Inc., Bioenvision Acquisition Corp. and Pathagon Inc. (5)

10.27 Master Services Agreement, dated as of April 2, 2003, by and between Bioenvision, Inc. and RRD International, LLC(14)

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

16.2 Letter from Ernst & Young LLP to the Securities and Exchange Commission, dated July 6, 2001. (10)

16.3 Letter from Ernst & Young LLP to the Securities and Exchange Commission, dated August 16, 2001. (11)

21.1               Subsidiaries of the registrant (4)

24.1               Power of Attorney (appears on signature page)

31.1 Certification of Christopher B. Wood, Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of David P. Luci, Chief Accounting Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


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

(13) Incorporated by reference and filed as an Exhibit to Registrant's Quarterly Report on Form 10-QSB for the three-month period ended December 31, 2002.

(14) Incorporated by reference and filed as an Exhibit to Registrant's Quarterly Report on Form 10-QSB for the three-month period ended March 31, 2003.



(b) Reports on Form 8-K. No Current Reports on Form 8-K were filed by the registrant during the last quarter of the period covered by this report.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Report of Independent Certified Public Accountants                           F-2

Consolidated Balance Sheets as of June 30, 2003 and 2002                     F-3

Consolidated  Statements of Operations for years ended
June 30, 2003 and 2002                                                       F-4

Consolidated  Statements  of  Stockholders'  Equity
(Deficit) for years ended June 30, 2003 and 2002                             F-5

Consolidated Statements of Cash Flows for years ended
June 30, 2003 and 2002                                                       F-6

Notes to Consolidated Financial Statements                                   F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Stockholders of Bioenvision, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Bioenvision, Inc. and Subsidiaries as of June 30, 2003 and 2002 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bioenvision, Inc. and Subsidiaries as of June 30, 2003 and 2002, and the consolidated results of their operations and cash flows for the years then ended in comformity with accounting principles generally accepted in the United States of America.


/s/ Grant Thornton LLP

GRANT THORNTON LLP
New York, New York
September 22, 2003

                       Bioenvision, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS

                                                                       June 30,              June 30,
                                                                         2003                  2002
                                                                     -----------             ------
                            ASSETS
Current assets
   Cash and cash equivalents                                      $   7,929,686           $ 12,882,521
   Restricted cash                                                      290,000
   Deferred costs - current                                              22,727                184,091
   Accounts receivable                                                   25,000                 50,000
   Other assets                                                         105,976
                                                                  --------------          ------------
       Total current assets                                           8,373,389             13,116,612

  Property and equipment, net                                            49,265                    587
  Deferred costs - long term                                            224,937
  Intangible assets, net                                             15,779,399             16,921,792
  Goodwill                                                            3,902,705              4,704,100
  Security deposits                                                      79,111
  Other Long term assets                                                126,869
                                                                ----------------         -------------

       Total assets                                                $ 28,535,675           $ 34,743,091
                                                                    ===========            ===========

              LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities
   Accounts payable                                              $      411,392         $      434,316
   Accrued expenses                                                     730,722              1,513,859
   Accrued dividends payable                                          1,009,146                131,328

   Deferred revenue - current                                           113,636                368,182
                                                                       --------          -------------

       Total current liabilities                                      2,264,896              2,447,685

  Deferred revenue - long term                                        1,124,685
  Deferred tax liability - non-current                                6,317,702              7,656,000
                                                                   ------------           ------------

       Total liabilities                                              9,707,283             10,103,685
                                                                    -----------            -----------

  COMMITMENTS AND CONTINGENCIES
  Stockholders' equity
   Preferred stock - $0.001 par value; 5,920,000 shares
   authorized
     and 5,916,966 shares issued and outstanding at June 30,
     2003 and June 30, 2002, respectively (liquidation
     preference $17,750,898)                                              5,917                  5,917
   Common stock - $0.001 par value; 50,000,000 shares
   authorized
     and 17,122,739 and 16,887,786 shares issued and
     outstanding at June 30, 2003 and June 30, 2002,
     respectively                                                        17,123                 16,887
   Additional paid-in capital                                        47,304,449             45,491,555
   Accumulated deficit                                              (28,651,443)           (21,027,299)
   Accumulated other comprehensive income                               152,346                152,346
                                                                  -------------          -------------

        Stockholders' equity                                         18,828,392             24,639,406
                                                                   ------------            -----------

        Total liabilities and stockholders' equity                $  28,535,675           $ 34,743,091
                                                                   ============            ===========

The accompanying notes are an integral part of these statements.

                       Bioenvision, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                               Year ended
                                                                                June 30,
                                                                       ------------------------
                                                                           2003            2002
                                                                       ----------      --------


Revenue                                                                 $ 504,857    $    802,965
                                                                         --------     -------------

Costs and expenses
   Research and development                                             1,689,278       1,912,258
   General and administrative                                           4,567,413       2,127,664
   Depreciation and amortization                                        1,344,969         579,342
                                                                       ----------    -------------

       Total costs and expenses                                         7,601,660       4,619,264
                                                                       ----------    ------------

Loss from operations                                                   (7,096,803)     (3,816,299)

Interest income (expense)
   Interest and finance charges                                          (325,000)     (2,172,682)
   Interest income
                                                                          138,574

                                                                         (186,426)     (2,172,682)

       Net loss before income tax benefit                              (7,283,229)     (5,988,981)

Income tax benefit                                                        536,903          253,000
                                                                      -----------    -------------

       NET LOSS                                                        (6,746,326)     (5,735,981)

Cumulative preferred stock dividend
Beneficial conversion preferred stock dividend                           (877,818)       (131,328)
                                                                     ------------    -------------
                                                                                       (9,351,339)

       Net loss available to common stockholders                      $(7,624,144)   $(15,218,648)
                                                                       ==========     ===========

Basic and diluted net loss per share of common stock                 $      (0.45)   $      (1.25)
                                                                      ===========     ===========



Weighted-average shares used in
   computing basic and diluted
   net loss per share                                                  16,920,939      12,184,152
                                                                       ==========      ==========


The accompanying notes are an integral part of these statements.

                       Bioenvision, Inc. and Subsidiaries

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                          Accumulated      Total
                                                                                Additional                  Other     Stockholders'
                                    Preferred Stock         Common Stock         Paid In     Acccumlated Comprehensive   Equity
                                   ------------------------------------------
                                    Shares       $     Shares          $         Capital      Deficit       Income       (Deficit)

Balance at June 30, 2001                               8,248,919  8,249        3,165,540     (5,808,651)    152,346      (2,482,516)



Net loss for the year                                                                        (5,735,981)                 (5,735,981)

Shares issued to employees for
accrued salaries                                       1,048,352  1,048        1,269,864                                  1,270,912

Shares issued to consultants for
services                                               390,515    391          168,083                                      168,473

Shares issued in connection with
acquisition of Pathagon                                7,000,000  7,000        12,484,926                                12,491,926

Shares issued in connection with
licensing agreement -  OMRF                            200,000    200          619,800                                      620,000

Warrants issued in connection
with licensing agreement -  OMRF                                               425,600                                      425,600

Gross proceeds from issuance of
preferred stock                    5,916,966  5,917                            17,744,081                                17,749,998
Direct costs incurred to issue
preferred stock                                                                (3,911,906)                               (3,911,906)
Cumulative preferred stock
dividend                                                                                       (131,328)                   (131,328)
Beneficial conversion preferred
stock dividend                                                                 9,351,339     (9,351,339)

Warrants issued in connection
with credit facility                                                           1,872,000                                  1,872,000

Warrants issued for services
rendered                                                                       2,302,228                                  2,302,228


                                   -------------------------------------------------------------------------------------------------
         Balance at June 30, 2002
                                   5,916,966  5,917    16,887,786 16,888       45,491,554   (21,027,299)    152,346      24,639,405



Net loss for the year                                                                        (6,746,326)                 (6,746,326)
Cumulative preferred stock
dividend                                                                                       (877,818)                   (877,818)
Shares issued to consultants for
services                                               234,953    235          1,258,080                                  1,258,080
Warrants issued in connection
with services                                                                  182,350                                      182,350

Rrepricing of options                                                          372,465                                      372,465
                                   -------------------------------------------------------------------------------------------------
         Balance at June 30, 2003
                                   5,916,966  $5,917   17,122,739 $ 17,123    $47,304,449  $(28,651,443)   $152,346     $18,828,392
                                   =========  ======   ========== ========    ===========  =============   ========     ============


The accompanying notes are an integral part of this statement.

                       Bioenvision, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Year ended
                                                                              June 30,
                                                                  ------------------------------
                                                                      2003                2002
                                                                  -----------           ------
Cash flows from operating activities
   Net loss                                                     $ (6,746,326)       $ (5,735,981)
                                                                 -----------         -----------
   Adjustments to reconcile net loss to net
      cash used in operating activities
        Depreciation and amortization                              1,344,969             579,342
        Financing charges - noncash                                                    2,129,482
        Amortization of deferred tax liability                    (1,338,298)
        Amortization of goodwill                                     801,395
        Compensation costs - shares and warrants issued to
        nonemployees                                               1,440,429
        Compensation costs - re-pricing of options                   372,465
        Changes in assets and liabilities
          Deferred costs                                             (63,573)            337,500
          Deferred revenue                                           870,139            (736,364)
          Accounts payable                                           (22,924)           (350,817)
          Other current assets                                      (105,976)
          Other long term assets                                    (126,869)
          Accounts receivable                                         25,000             (50,000)
          Security deposits                                          (79,111)
          Officer's salary for equity conversion                                          52,090
          Other accrued expenses and liabilities                    (782,901)          1,099,636
                                                               -------------        ------------
                 Net cash used in operating activities            (4,411,581)         (2,675,113)
                                                                ------------         -----------

Cash flows from investing activities
   Purchase of intangible assets                                    (191,848)           (455,500)
   Capital expenditures                                              (59,406)
   Restricted cash                                                  (290,000)
                                                                ------------
                 Net cash used in investing activities              (541,254)           (455,500)
                                                                ------------        ------------

Cash flows from financing activities
   Bank overdraft                                                                       (127,241)
   Proceeds from loan financing                                                          982,943
   Repayment of loan financing                                                          (982,943)
   Proceeds from issuance of preferred stock                                          17,749,998
   Costs incurred in connection with offering                                         (1,609,623)
                                                                ------------         -----------
                 Net cash provided by financing activities                            16,013,134
                                                                ------------         -----------

                 Net (decrease) increase in cash and cash
                 equivalents                                      (4,952,835)         12,882,521

Cash and cash equivalents, beginning of year                      12,882,521               -
                                                                  ----------         -----------

Cash and cash equivalents, end of year                          $  7,929,686         $12,882,521
                                                                 ===========          ==========

Supplemental disclosure of cash flow information:
   Cash paid during the year for
       Interest                                                 $       -           $     43,200

Supplemental disclosure of noncash investing and financing
  activities:
   Noncash conversion of officer's salary into common stock     $       -           $  1,270,912
   Noncash conversion of trade payables into common stock       $       -           $    168,473
   Noncash issuance of warrants related to SCO financing
   agreement                                                    $       -           $  1,872,000
   Noncash issuance of warrants in connection with
   preferred stock                                              $       -           $  2,302,283
   Noncash issuance of stock related to Pathagon
   acquisition                                                  $       -           $ 12,491,926
   Noncash issuance of warrants and shares related to OMRFA     $       -           $  1,145,600

The accompanying notes are an integral part of these statements.

                       BIOENVISION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002

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

Basis of presentation

 Prior to the acquisition of Pathagon and the May 2002 private placement in which the Company raised gross proceeds of $17.7 million (see note 6), the Company devoted most of its efforts to establishing a new business (raising capital, research and development, etc.) and had been a development stage enterprise. Management believes they now have the financial resources to market some of the Company's late-stage products which can lead to significant revenues from royalty payments and drug sales. Accordingly, effective June 30, 2002, the financial statements do not reflect the required disclosure for a Development Stage Enterprise.

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

                       BIOENVISION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002

Note 1 - Organization and significant accounting policies - continued

Revenue Recognition

Revenue under research contracts is recorded as earned under the contracts, as services are provided. In accordance with SEC Staff Accounting Bulletin No. 101, upfront nonrefundable fees associated with license and development agreements where the Company has continuing involvement in the agreement, are recorded as deferred revenue and recognized over the period of involvement. If the estimated service period is subsequently modified, the period over which the up-front fee is recognized would be modified accordingly on a prospective basis. Revenues from the achievement of research and development milestones, which represent the achievement of a significant step in the research and development process, are recognized when and if the milestones are achieved.

Research and development

Research and development costs are charged to expense as incurred.

Stock based compensation

At June 30, 2003, the Company has stock based compensation plans which are described more fully in Note 9. As permitted by SFAS No. 123, "Accounting for Stock Based Compensation", the Company accounts for stock based compensation arrangements with employees in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees". Compensation expense for stock options issued to employees is based on the difference on the date of grant, between the fair value of the Company's stock and the exercise price of the option. Under APB 25, no stock based employee compensation cost is reflected in reported net loss, as all options granted to employees have an exercise price equal to the market value of the underlying common stock at the date of grant. For year ended June 30, 2003, the Company recognized stock based employee compensation cost of $372,465 as a result of the March 31, 2003 re-pricing of 380,000 options granted to an employee pursuant to the terms of his Employment Agreement (see Note 7).

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS 123 and Emerging Issues Task Force no. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services," as amended by EITF 00-27. Under EITF No. 96-18, where the fair value of the equity instrument is more reliably measurable than the fair value of services received, such services will be valued based on the fair value of the equity instrument. The Company expects to continue applying the provisions of APB 25 for equity issuances to employees.

The following table illustrates the effect on net loss and loss per share as if the fair value based method had been applied to all outstanding and unvested awards in each period.


                                                                          Year Ended June 30,
                                                                        ----------------------
                                                                        2003              2002
                                                                        ----              ----

Net loss available to common stockholders, as reported             $(7,624,144)      $(15,218,648)
Add:  Stock based employee compensation expense
     included in reported net loss                                      372,465          --
Deduct:  Total stock based employee compensation
     expense determined under fair value based method
     for all awards                                                  (1,214,723)         --
Pro forma net loss available to common stockholders                 $(8,466,402)     $(15,218,648)

Loss per share

     Basic and diluted - as reported                                     $(0.45)           $(1.25)
      Basic and diluted - pro forma                                      $(0.50)           $(1.25)

The fair value of options at the date of grant was established usine the Black-Scholes model with the following assumptions:

                                             2003
                                             ----

        Expected life (years)                 4.00

        Risk free interest rate               3.00%

        Expected volatility                     80%

        Expected dividend yield               0.00


Income taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (FAS 109). Under FAS 109, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates that will be in effect when the differences are expected to reverse. The Company records a valuation allowance for certain temporary differences for which it is more likely than not that it will not receive future tax benefits.

Net loss per share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the periods. Diluted net loss per share is computed using the weighted average number of common shares and potentially dilutive common shares outstanding during the periods. Options and warrants to purchase 15,749,543 and 13,604,543 shares of common stock have not been included in the calculation of net loss per share for the years ended June 30, 2003 and 2002, respectively, as their effect would have been anti-dilutive.

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

                       BIOENVISION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002

Note 1 - Organization and significant accounting policies - continued

Cash and cash equivalents

The Company considers all highly liquid financial instruments with a maturity of three months or less when purchased to be cash equivalents. The Company invests all its funds with a single financial institution which provides for FDIC insurance of $100,000.

Advertising costs

Costs related to advertising and other promotional expenditures are expensed as incurred. Advertising costs totaled $144,300 and $4,850, respectively, for the years ended June 30, 2003 and 2002, respectively.

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

Goodwill and Intangible assets

Goodwill is evaluated and tested on a periodic basis. If it is determined that goodwill has been impaired it will be written down at that time to its fair value. Intangible assets primarily consist of patents and licenses acquired as a result of the acquisition of Pathagon. Acquired intangibles are stated at their cost less accumulated amortization. Amortization is provided on a straight-line basis over 13 years.

Impact of recently issued accounting pronouncements

In July 2002, the FASB Issued Statement 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Cost to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between this Statement and Issue 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. Effective January 1, 2003, the Company adopted the provisions of SFAS 146 which did not have an impact on the results of operations or financial position.

In November 2002, the FASB issued Interpretation No. 45, "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that certain guarantees be initially recorded at fair value, which is different from the general current practice of recording a liability only when a loss is probable and reasonably estimable. FIN 45 also requires a guarantor to make significant new disclosures for virtually all guarantees. Effective January 1, 2003, the Company adopted the disclosure requirements under FIN 45 which did not have a material impact on the results of operations or financial position of the Company.

                       BIOENVISION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002

Impact of recently issued accounting pronouncements - continued

On December 31, 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation Transition and Disclosure" ("SFAS 148"). SFAS 148 amends FASB Statement No. 123, "Accounting for Stock Based Compensation," to provide alternative methods of transition to SFAS 123's fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, "Interim Financial Reporting," to require disclosure on the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS 148 does not amend SFAS 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for the compensation using the fair value method of SFAS 123 or the intrinsic value method of APB Opinion 25. The Company adopted the required disclosure provisions of SFAS 148 as described under accounting policy footnote "Stock based compensation".

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

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (SFAS 150"). The objective of SFAS No. 150 is to establish standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and for existing financial instruments after July 1, 2003. The adoption of SFAS 150 is not expected to have a material impact on the results of operations or financial position of the Company.

NOTE 2 - Acquisition of Pathagon

On February 1, 2002, the Company completed the acquisition of Pathagon. The acquisition was accounted for as a purchase business combination in accordance with SFAS 141. The Company issued 7,000,000 shares of common stock to complete the acquisition, which was valued at $12,600,000 based on the 5-day average trading price of the stock ($1.80) surrounding November 22, 2001, the day of the Company's announcement of the agreed upon acquisition. The acquired patents and licensing rights of OLIGON(R) and methylene blue (collectively referred to as "Purchased Technologies"), were recorded at their fair market value as determined by an outside consultant and was approximately $17,576,000. The patent and licensing rights acquired are being amortized over 13 years, which is the estimated remaining contractual life of these assets. Since the estimated fair value of the Purchased Technologies was at least equal to the amount paid, the purchase price, net of assumed liabilities, was allocated to Purchased Technologies. The transaction qualified as a tax-free merger which resulted in a difference between the tax basis value of the assets acquired and the fair market value of the patents and licensing rights. As a result, a deferred tax liability was recorded for approximately $7,909,000. The purchase price exceeded the fair market value of the net assets acquired resulting in the recording of Goodwill of $4,704,100. The Company recorded a charge to goodwill of $801,395 for fiscal year ended June 30, 2003 as a result of a change in tax rates used to compute the deferred tax liability arising as a result of this acquisition. Pathagon had no operations other than holding the patents and licenses acquired. As Pathagon had no operations, its pro-forma financials would not be meaningful and thus are not presented.

The Company now has the worldwide rights to the use of thiazine dyes, including methylene blue, for in vitro and in vivos

                       BIOENVISION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002


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

On May 6, 1997, Baxter Healthcare Corporation acting through its Edwards Clinical-Care Division ("Edwards") entered into an Exclusive License Agreement with Implemed, Inc. ("Implemed"), a predecessor in interest to the Pathagon and, by virtue of the acquisition of Pathagon, a predecessor in interest to the Company. Pursuant to the terms of the License Agreement, among other things, Edwards licensed certain intellectual property technology relating to the manufacture of anti-microbial polymers from Implemed.

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

                       BIOENVISION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002


NOTE 3  - Intangible Assets

Intangible assets consist of the following:    June 30, 2003       June 30, 2002

Patents and licensing rights                     $17,644,521        $17,487,548
Less:  accumulated amortization                    1,865,122            565,756
                                                 -----------        -----------

                                                 $15,779,399        $16,921,792
                                                 ===========        ===========


Amortization of patents and licensing rights amounted to $1,334,241 and $561,832 for the years ended June 30, 2003 and June 30, 2002, respectively. Amortization for each of the next five fiscal years will amount to approximately $1,342,000 annually.


NOTE 4 - License and Co-Development Agreements

                                   Clofarabine

We have a license from Southern Research Institute ("SRI"), Birmingham, Alabama, to develop and market purine nucleoside analogs which, based on third-party studies conducted to date, may be effective in the treatment of leukemia and lymphoma. The lead compound of these purine-based nucleosides is known as Clofarabine. Under the terms of the agreement with SRI, we were granted the exclusive worldwide license, excluding Japan and Southeast Asia, to make, use and sell products derived from the technology for a term expiring on the date of expiration of the last patent covered by the license (subject to earlier termination under certain circumstances), and to utilize technical information related to the technology to obtain patent and other proprietary rights to products developed by us and by SRI from the technology. We plan to develop Clofarabine initially for the treatment of leukemia and lymphoma and to study its potential role in treatment of solid tumors.

In August 2003, SRI granted us an irrevocable, exclusive option to make, use and sell products derived from the technology in Japan and Southeast Asia. We intend to convert the option to a license upon sourcing an appropriate co-marketing partner to develop these rights in such territory.

To facilitate the development of Clofarabine, we entered into a co-development agreement with ILEX Oncology, Inc. ("ILEX") in March 2001. Under the terms of the co-development agreement, ILEX is required to pay all development costs in the United States and Canada, and 50% of approved development costs worldwide outside the U.S. and Canada (excluding Japan and Southeast Asia). ILEX is responsible for conducting all clinical trials and the filing and prosecution of applications with applicable regulatory authorities in the United States and Canada. The Company retains the right to handle those matters in all territories outside the United States and Canada (excluding Japan and Southeast Asia). The Company retained the exclusive manufacturing and distribution rights in Europe and elsewhere worldwide, except for the United States, Canada, Japan and Southeast Asia. Under the co-development agreement, ILEX will have certain rights if it performs its development obligations in accordance with that agreement. The Company would be required to pay ILEX a royalty on sales outside the U.S., Canada, Japan and Southeast Asia. In turn, ILEX, which would have U.S. and Canadian distribution rights, would pay the Company a royalty on sales in the U.S. and Canada. In addition, the Company is entitled to certain milestone payments. The Company also granted Ilex an option to purchase $1 million of Common Stock after completion of the pivotal Phase II clinical trial, and ILEX has an additional option to purchase $2 million of Common Stock after the filing of a new drug application in the United States for the use of Clofarabine in the treatment of lymphocytic leukemia. The exercise price per share for each option is determined by a formula based around the date of exercise. Under the co-development agreement, ILEX also pays royalties to Southern Research Institute based on certain milestones. The Company is obligated to milestones and royalties to Southern Research Institute in respect to Clofarabine.

                       BIOENVISION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002


Note 4 - License and Co-Development Agreements - continued

                                   Modrenal(R)

We hold an exclusive license, until the expiration of existing and new patents related to trilostane, to market trilostane in major international territories, and an agreement with a United Kingdom company to co-develop trilostane for other therapeutic indications. Management believes that trilostane currently is manufactured by third-party contractors in accordance with good manufacturing practices. We have no plans to establish our own manufacturing facility for trilostane, but will continue to use third-party contractors.

Anti-Estrogen Prostate. We have received Institutional Review Board approval from the Massachusetts General Hospital for a Phase II study of trilostane for the treatment of androgen independent prostate cancer. The study will be conducted by The Dana Faber Cancer Institute and currently is intended to commence in October 2003.

                            Operational Developments

In May 2003, we entered into a sub-license agreement with Dechra, pursuant to which Dechra has been granted a sub-license for all of Bioenvision's rights and entitlements to market and distribute modrenal in the United States and Canada solely in connection with animal health applications. Subject to certain circumstances, this agreement expires upon expiration of the last patent related to modrenal or the completion of the last royalty set forth in the agreement. Through June 30, 2003, we have recognized deferred revenue and deferred costs related to this agreement as described below in this Note 4. The Company received a payment of $1.25 million upon execution of this agreement and may receive up to an additional $3.75 million upon the achievement by Dechra of certain milestones set forth in the agreement.

In June 2003, we entered into a supply agreement with Ferro-Pfanstiehl Laboratories ("Ferro"), pursuant to which Ferro has agreed to manufacture and supply 100% of Bioenvisions global requirements for Clofarabine-API. Subject to certain circumstances, this agreement will expire on the fifth anniversary date of the first regulatory approval of Clofarabine drug product.

In June 2003, the Company entered into a development agreement with Ferro, pursuant to which Ferro agreed to perform certain development activities to scale up, develop, finalize, and supply CTM and GMP supplier qualifications of the API-Clofarabine. Subject to certain circumstances, this agreement expires upon the completion of the development program. The development agreement is milestone based and payments are to be paid upon completion of each milestone. If Ferro has not completed the development agreement by December 2007, the development agreement will automatically terminate without further action by either party. Through June 30, 2003, the Company paid and capitalized $50,000 related to development costs.

In May 2003, we entered into a master services agreement with Penn-Pharmaceutical Services Limited ("Penn"), pursuant to which Penn has agreed to label, package and distribute clofarabine on behalf of and at our request. The services to be performed by Penn also include regulatory support and the manufacture , quality control, packaging and distribution of proprietary medicinal products including clinical trials supplies and samples. Subject to certain circumstances, the term of this agreement is twelve months and renews for subsequent twelve month periods unless either party tenders notice of termination upon no less than three month prior written notice

                                      F-15
                       BIOENVISION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002

NOTE 4 - License and Co-Development Agreements - continued

In April 2003, we entered into an exclusive license agreement with CLL-Pharma ("CLL"), pursuant to which CLL has agreed to perform certain development works and studies to create a new formulation of modrenal in the form of a soft gel capsule. CLL intends to use its proprietary MIDDS.-patented technology to perform this service on behalf of the Company. This new formulation, once in hand, will allow the Company to apply for necessary authorization, as required by applicable European health authorities, to sell modrenal throughout Europe. Through June 30, 2003, the Company paid and capitalized $175,000 related to development costs over an eighteen month period.

Deferred revenue

As of June 30, 2003, the Company had fully amortized the deferred revenue related to the contract with ILEX. The Company had been amortizing the deferred revenue, and recognizing revenues ratably, on a straight-line basis concurrent with certain development activities described in the contract, through December 2002. As of June 30, 2003, the Company reported deferred revenue of $1,238,321 related to the payment received by the Company of $1.25 million from Dechra upon execution of the agreement with Dechra. The Company is recognizing the initial payment to revenues on a straight-line basis over the term of the license agreement through May 2014.

Deferred Costs

Deferred costs represent amounts that became due and payable upon the Company's execution of co-development and sub-licensing agreements. Since the revenue related to these agreements is to be realized over the life of the agreement, the Company has deferred the related costs. The Company amortizes such costs ratably, on a straight-line basis. As of June 30, 2003 and 2002, the Company has deferred costs of $247,664 and $184,091, respectively.



Note 5 - Income taxes

The components of the income tax benefit are as follows:




                                                           June 30,
                                                ------------------------------
                                                    2003               2002
                                                -----------        -----------
Current:
   Federal                                        $   --             $   --
                                                -----------        -----------
   State                                              --                 --
                                                -----------        -----------

Deferred:
   Federal                                       (404,000)          (160,000)
   State                                         (133,000)           (93,000)
                                                -----------        -----------
                                                 (537,000)          (253,000)
                                                -----------        -----------
Total benefit                                   $(537,000)         $(253,000)
                                                ===========        ===========

                       BIOENVISION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002


Note 5 - Income taxes - continued

Significant components of the company's deferred tax assets and liability at June 30 are as follows:



                                                           June 30,
                                                ------------------------------
                                                    2003               2002
                                                -----------        -----------
Deferred tax liability
       Acquired intangibles                     $(6,318,000)       $(7,656,000)

Deferred tax assets
        Net operating loss                        5,512,000          3,256,000
        Depreciation                                 11,000             13,000
        Net deferred revenue                        401,000                --
        Other                                        66,000              1,000

                                                -----------         -----------
Total deferred tax assets                         5,990,000          3,270,000
Valuation allowance for deferred tax assets      (5,990,000)        (3,270,000)
                                                -----------         -----------
Net deferred tax asset                                  --                 --
                                               ------------         -----------
Net deferred tax liability                      (6,318,000)         (7,656,000)
                                               ============         ===========

At June 30, 2003, the Company had approximately $13,609,000 of net operating loss carryforwards for U.S. Federal and state income tax purposes that expire fiscal year ending 2019, with a tax value of $5,512,000. A full valuation allowance has been established for the deferred tax assets due to the uncertainty of the utilization of such deferred tax asset.

The Tax Reform Act of 1986 enacted a complex set of rules (Internal Revenue Code
Section 382) limiting the utilization of NOLs to offset future taxable income following a corporate "ownership change." Generally, this occurs when there is a greater than 50 percentage point change in ownership. Accordingly, such change could limit the amount of NOLs available in a given year, which could ultimately cause NOLs to expire prior to utilization.

The income tax benefit as recognized differs from the benefit that would be recognized at the Federal statutory rate on the pre-dividend net loss primarily due to the valuation allowance established against the net operating loss deferred tax assets.

                       BIOENVISION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002


NOTE 6 - Stockholders' transactions

            Common Stock and Securities Convertible into Common Stock

In April 2001, in accordance with the terms of the Company's stock option plan, the Company issued the following options at an exercise price of $1.25 per share, which immediately vested:

o a total of 2,200,000 options to employees (Christopher Wood - 1,500,000 options; Stuart Smith - 500,000 options; and Thomas Scott Nelson - 200,000 options);
o   a total of 2,654,544 options to certain consultants to the Company; and
o a total of 500,000 options to Phoenix Ventures, which were issued in connection with a credit facility made available to the Company by Glen Investments Limited, a Jersey (Cnannel Islands) corporation wholly owned by Kevin R. Leech, a U.K. citizen and one of the Company's stockholders, which facility was terminated in August 2001.

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

In December 2001, the Company granted 200,000 shares of common stock to a consultant to the Company, these shares vesting over an eighteen month period. Compensation expense of $212,108 and $80,456 were recorded as consulting fees for the years ended June 30, 2003 and 2002, respectively.

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

                       BIOENVISION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002


Note 6 - Stockholders' transactions - continued

In March 2002, the Company issued 705,984 shares of common stock to its officers and directors as payment for salaries accrued through June 30, 2001 of $910,000

In June 2002, the Company granted options to David Luci to purchase 380,000 shares of common stock at an exercise price of $1.95 per share, which equaled the stock price on the date of the grant. Of this amount, 50,000 options vested on June 28, 2002 and the remaining 330,000 options vest ratably over a three-year period on each anniversary date. On March 31, 2003 the Company entered into an Employment Agreement with Mr Luci, pursuant to which, among other things, the exercise price for all 380,000 options were changed to $0.735 per share, which equaled the stock price on that date. In addition, the Company issued an additional 120,000 options at an exercise price of $0.735 per share which vested immediately. As a result of the re-pricing of 380,000 options, the Company will re-measure the intrinsic value of these options at the end of each reporting period and will adjust compensation expense based on changes in the stock price. Compensation expense recognized as a result of this re-pricing amounted to $372,465 for the year ended June 30, 2003.

On October 23, 2002, the Company granted options to purchase 300,000 shares of common stock at an exercise price of $1.45 per share to the Commercial Director (Europe) of the Company. Of these options, options to purchase 100,000 shares of common stock vest and become exercisable on each of the first, second and third anniversary of October 23, 2002, the grant date.

On October 23, 2002, the Company granted options to purchase 50,000 shares of common stock at an exercise price of $1.45 per share to another employee of the Company. Of these options, options to purchase 50,000 shares of common stock vest and become exercisable on each of the first and second anniversary of October 23, 2002, the grant date.

On December 31, 2002 the Company issued options to purchase 500,000 shares of common stock at an exercise price equal to $1.45 per share (average of the high and low bid price on the grant date), to its Chairman and Chief Executive Officer, Dr. Christopher B. Wood. Of these options, subject to certain circumstances, options to purchase 166,666 shares of common stock vest on each of the first, second and third anniversary of the grant date.

On December 31, 2002 the Company issues options to purchase 200,000 shares of common stock at an exercise price of $2.00 per share to a consultant to the Company who performs European regulatory services for the Company. Of these options, options to purchase 66,666 shares of common stock vest on each of the first, second and third anniversary of the grant date. Compensation expense of $24,333 was recorded as consulting fees for the year ended June 30, 2003.

On January 9, 2003 the Company issued to an employee of the Company, options to purchase 20,000 shares of common stock at an exercise price of $1.42 per share, which equaled the stock price on the date of grant. Of these options, subject to certain circumstances, options to purchase 10,000 shares of common stock vest and become exercisable on the first anniversary of the grant date and the remaining options to purchase 10,000 shares of common stock vest and become exercisable on the second anniversary of the grant date.

In January 2003, we entered into an agreement with RRD International LLC ("RRD"), pursuant to which RRD serves as the global product development consultant to the Company in connection with the development of Clofarabine, Modrenal (TM) and OLIGON and assists with designing and managing our clinical development program for our products. On April 2, 2003, the Company and RRD further memorialized their agreement pursuant to a formal Master Services Agreement and Registration Rights Agreement and, in connection therewith, the Company issued a Warrant to RRD pursuant to which RRD has the right to acquire 175,000 shares of our common stock at an exercise price of $2.00 per share, which warrant includes registration rights under certain circumstances. Compensation expense of $182,350 was recorded as consulting fees for the year ended June 30, 2003.

                       BIOENVISION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002


NOTE 6 - Stockholders' transactions - continued

                                 Preferred Stock

On May 7, 2002 the Company authorized the issuance and sale of up to 5,920,000 shares of Series A Convertible Participating Preferred Stock, par value $0.001 per share ("Series A Preferred Stock"). Series A Preferred Stock may be converted into two shares of common stock at an initial conversion price of $1.50 per share of common stock, subject to adjustment for stock splits, stock dividends, mergers, issuances of cheap stock and other similar transactions. In May 2002, the Company consummated a Private Placement of Series A Preferred Stock and received gross proceeds fo $17.7 million (see Note 8). Holders of Series A Preferred Stock also received, in respect of each share of Series A Preferred Stock purchased in the May 2002 Private Placement by the Company, one warrant to purchase one share of the Company's common stock at an initial exercise price of $2.00, subject to adjustment. The purchasers of Series A Preferred Stock also received certain registration rights. The preferred stock generally carries rights to vote with the holders of common stock as one class on a two-for-one basis. The preferred stock is convertible into the Company's common stock on a two-for-one basis subject to certain adjustments at the earlier to occur of (i) at the election of each holder from and after the issuance date, or (ii) the date at any time after the one year anniversary of the issuance date upon which both (x) the average of the market price for a share of common stock for thirty consecutive trading days exceeds $10.00 per share, subject to certain adjustments, and (y) the average of the trading volume for the Company's common stock during such period exceeds 150,000, subject to certain adjustments.

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


NOTE 7 - Related party transactions

On November 16, 2001, we entered into an engagement letter with SCO Capital, pursuant to which SCO would act as our financial advisor. In connection with the engagement letter, we issued a warrant to purchase 100,000 shares of common stock at an exercise price of $1.25 per share, subject to certain anti-dilution adjustments. The warrants expire five years from the date of issuance. The issuance of these shares was capitalized as deferred financing costs and was amortized over a twelve-month period.

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

                       BIOENVISION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002


NOTE 8 - Stock options

The Company adopted its 2001 Stock Option Plan (the "Plan") on April 30, 2001. The purchase price of stock options under the Plan is determined by the Compensation Committee of the Board of Directors of the Company (the "Committee"). The term is fixed by the Committee, but no incentive stock option is exercisable after 5 years from the date of grant.

In June 2002, the Company granted options to David Luci to purchase 380,000 shares of common stock at an exercise price of $1.95 per share, which equaled the stock price on the date of the grant. Of this amount, 50,000 options vested on June 28, 2002 and the remaining 330,000 options vest ratably over a three-year period on each anniversary date. On March 31, 2003 the Company entered into an Employment Agreement with Mr Luci, pursuant to which, among other things, the exercise price for all 380,000 options were changed to $0.735 per share, which equaled the stock price on that date. In addition, the Company issued an additional 120,000 options at an exercise price of $0.735 per share which vested immediately. As a result of the re-pricing of 380,000 options, the Company will re-measure the intrinsic value of these options at the end of each reporting period and will record a charge for compensation expense to the extent the vested portions are in the money. Compensation expense recognized as a result of this re-pricing amounted to $372,467 for the year ended June 30, 2003.

On October 23, 2002, the Company granted options to purchase 300,000 shares of common stock at an exercise price of $1.45 per share to the Commercial Director (Europe) of the Company. Of these options, options to purchase 100,000 shares of common stock vest and become exercisable on each of the first, second and third anniversary of October 23, 2002, the grant date.

On October 23, 2002, the Company granted options to purchase 50,000 shares of common stock at an exercise price of $1.45 per share to another employee of the Company. Of these options, options to purchase 50,000 shares of common stock vest and become exercisable on each of the first and second anniversary of October 23, 2002, the grant date.

On December 31, 2002 the Company issued options to purchase 500,000 shares of common stock at an exercise price equal to $1.45 per share (average of the high and low bid price on the grant date), to its Chairman and Chief Executive Officer, Dr. Christopher B. Wood. Of these options, subject to certain circumstances, options to purchase 166,666 shares of common stock vest on each of the first, second and third anniversary of the grant date.

On December 31, 2002 the Company issues options to purchase 200,000 shares of common stock at an exercise price of $2.00 per share to a consultant to the Company who performs European regulatory services for the Company. Of these options, options to purchase 66,666 shares of common stock vest on each of the first, second and third anniversary of the grant date. Compensation expense of $24,333 was recorded as consulting fees for the year ended June 30, 2003.

On January 9, 2003 the Company issued to an employee of the Company, options to purchase 20,000 shares of common stock at an exercise price of $1.42 per share, which equaled the stock price on the date of grant. Of these options, subject to certain circumstances, options to purchase 10,000 shares of common stock vest and become exercisable on the first anniversary of the grant date and the remaining options to purchase 10,000 shares of common stock vest and become exercisable on the second anniversary of the grant date.

                       BIOENVISION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002


NOTE 8 - Stock options - continued

A summary of the Company's stock option activity for options issued to employees and related information follows:

                                                       Weighted Avg.
                                     No. of Shares    Exercise Price
                                     -------------   ----------------
Balance - July 1, 2001                 2,200,000     $          1.25

            Granted during 2002              -                    -

            Exercised during 2002            -                    -

            Forfeiture during 2002           -                    -
                                       -------------
Balance - June 30, 2002                2,200,000                1.25


            Granted during 2003        1,370,000                1.19

            Exercised during 2003            -                    -

            Forfeiture during 2003           -                    -
                                       ------------------------------
Balance - June 30, 2003                $3,570,000               1.23
                                       ==============================

                                        Stock Options Outstanding
            ---------------------------------------------------------------------------------
                                                                   Weighted
                                        Weighted                    Average      Number of
                                       Average                     Remaining      Stock
                                       Exercise       Number of   Contractual    Options
            Exercise Price Range       price         Options          Life      Exercisable
            -------------------------- ------------- ------------- ------------ -------------
            $0.74                       $     0.74       500,000        9.13       170,000
            $1.25 - $1.45               $     1.29     3,070,000        8.89     2,210,000
                                                     -------------             -------------
                                                       3,570,000                 2,380,000
                                                     =============             =============

                       BIOENVISION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002


NOTE 9 - Commitments and Contingencies

Leases

The Company leases 3,229 square feet of office space for its New York headquarters under a non-cancellable operating lease expiring on September 30, 2005. Rent expense in 2003, excluding real estate taxes, insurance and repair costs, was approximately $110,000. At June 30, 2003, total minimum rentals under operating leases with initial or remaining non-cancellable lease terms of more than one year were:

                      Year ended June 30,

                             2004   $193,317

                             2005    197,873

                             2006     63,439

                             2007     10,185

                             2008     ______

                                    $464,814
                                     =======

The Company is a party to an additional month-to-month lease agreement for its subsidiary, Bioenvision Ltd. in Edinburgh, Scotland.

Employment Agreements

On September 1, 1999, we entered into an employment agreement with Christopher
B. Wood, M.D. under which he serves as our Chairman and Chief Executive Officer. The initial term of Dr. Wood's employment agreement is two years with automatic one-year extensions thereafter unless either party gives written notice to the contrary. On December 31, 2002, we entered into a new employment agreement with Dr. Wood, under which he continues to serve as our Chairman and Chief Executive Officer. Under this contract, the term is one year, with automatic one-year extensions thereafter unless either party provides written notice to the contrary. Dr. Wood's new employment agreement provides for an initial base salary of $225,000, a bonus as determined by the Board of Directors, health insurance and other benefits currently or in the future provided to key employees of the Company. If Dr. Wood's employment is terminated other than for cause or if he resigns for good reason or if a change of control occurs, he will receive a lump sum payment in an amount equal to his then current annual base salary and any and all unvested options will vest and immediately become exercisable.

On January 1, 2000, we entered into an employment agreement with Stuart Smith under which he serves as our Senior Vice President. The initial term of Mr. Smith's employment agreement is two years, with automatic one-year extensions thereafter unless either party gives written notice to the contrary. Mr. Smith's agreement provides for an initial base salary of $150,000, a bonus as determined by the board of directors, life insurance benefits equal to his annual salary, health insurance and other benefits currently or in the future provided to our key employees. On September 30, 2002, Mr. Smith resigned from his position as Senior Vice President of the Company; his employment agreement was terminated and the Company agreed to issue shares of its common stock to Mr. Smith at the then current fair market value in satisfaction of all outstanding obligations of the Company to Mr. Smith pursuant to the employment agreement.

                       BIOENVISION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002


Note 9 - Commitments and Contingencies - continued

On March 31, 2003, we entered into an employment agreement with David P. Luci, pursuant to which he serves as our Director of Finance, General Counsel and Corporate Secretary. The initial term of Mr. Luci's employment agreement is one-year, with automatic one-year extensions thereafter unless either party provides written notice to the contrary. If Mr. Luci's employment is terminated other than for cause or if he resigns for good reason or if a change of control occurs, he will receive a lump sum payment in an amount equal to 1.5 multiplied by the sum of (i) his then current annual base salary plus (ii) his then average annual bonus for the preceding two years and any and all unvested options will vest and immediately become exercisable.

Litigation

On April 1, 2003, RLB Capital, Inc. filed a complaint against the Company in the Supreme Court of the State of New York (Index No. 601058/03). The Complaint alleges a breach of contract by the Company and demands judgment against the Company for $112,500 and warrants to acquire 75,000 shares of the Company's common stock. The Company submitted its Verified Answer on June 25, 2003 and, in pertinent part, denied RLB's allegations and asserted counterclaims based on negligence. The Company believes that the grounds for the complaint are meritless and intends to defend this matter vigorously. If the Company is not able to successfully defend this complaint, management does not believe that any resulting judgment or settlement would have a material adverse effect on the Company, its financial position or results of operations.


NOTE 10 - Subsequent Events

In August 2003, we entered into an amendment to the co-development agreement with Stegram Pharmaceuticals plc ("Stegram"), pursuant to which, in pertinent part, we succeeded to the U.K. marketing rights to modrenal.

In August 2003, SRI granted us an irrevocable, exclusive option to make, use and sell products derived from the technology in Japan and Southeast Asia. We intend to convert the option to a license upon sourcing an appropriate co-marketing partner to develop these rights in such territory.

In September 2003, we entered into a letter agreement with ILEX Oncology, Inc. pursuant to which we are working with ILEX to co-develop an oral formulation for clofarabine; the rights and related costs to which we agreed to split equally with ILEX.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            BIOENVISION, INC.


                                            By  /s/ Christopher B. Wood, M.D.
                                                --------------------------------
                                                Christopher B. Wood, M.D.
                                                Chairman and Chief Executive
                                                Officer


                                            By  /s/ David P. Luci
                                                --------------------------------
                                                David P. Luci
                                                Director of Finance, General
                                                Counsel and Corporate Secretary


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

                  Signature                                        Title                               Date

/s/ Christopher B. Wood, M.D.                   Chairman and Chief Executive Officer and     September 25, 2003
-----------------------------
Christopher B. Wood, M.D.                       Director
                                                (Principal Executive Officer)
                                                                                             September 25, 2003
/s/ Thomas S. Nelson, C.A.                      Director
--------------------------
Thomas S. Nelson, C.A.

/s/ Jeffrey B. Davis                            Director                                     September 25, 2003
--------------------
Jeffrey B. Davis

/s/ Andrew N. Schiff
Andrew N. Schiff                                Director                                     September 25, 2003

/s/ Steven A. Elms                              Director                                     September 25, 2003
------------------
Steven A. Elms


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

Date: September 25, 2003




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

Date: September 25, 2003





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

3.1(b) Certificate of Correction to the Certificate of Incorporation, filed March 15, 2002 (6)

3.1(c) Certificate of Amendment to the Certificate of Incorporation, filed April 30, 2002 (6)

3.2                                         By-Laws of the Registrant. (2)

3.2(a)                                      Amendment to Bylaws, effective April
                                            30, 2002 (6)

4.1                                         Certificate of Designation (6)

4.2                                         Form of Warrant (6)

4.3 Registration Rights Agreement, dated April 2, 2003, by and between Bioenvision, Inc. and RRD
                                            International, LLC (14)

4.4 Warrant, dated April 2, 2003, made by Bioenvision, Inc. in favor of RRD International, LLC (14)

10.1                                        Pharmaceutical Development
                                            Agreement, dated as of June 10,
                                            2003, by and between Bioenvision,
                                            Inc. and Ferro Pfanstiehl
                                            Laboratories, Inc.

10.2                                        Co-Development Agreement between
                                            Bioheal, Ltd. and Christopher
                                                    Wood dated May 19, 1998. (3)

10.3                                        Master Services Agreement, dated May
                                            14, 2003, by and between Penn
                                            Development Pharmaceutical Services
                                            Limited and Bioenvision, Inc.

10.4 Co-Development Agreement between Stegram Pharmaceuticals, Ltd. and Bioenvision, Inc. dated July 15, 1998. (3)

10.5 Co-Development Agreement between Southern Research Institute and Eurobiotech Group, Inc. dated August 31, 1998. (3)

10.5(a) Agreement to Grant License from Southern Research Institute to Eurobiotech Group, Inc. dated
                                            September 1, 1998. (3)

10.6 License and Sub-License Agreement, dated as of May 13, 2003, by and between Bioenvision, Inc. and Dechra Pharmaceuticals, plc

10.7 Employment agreement between Bioenvision, Inc. and Christopher B. Wood, dated December 31, 2002 (13)

10.8 Employment Agreement between Bioenvision, Inc. and David P.Luci, dated March 31, 2003. (14)

10.9 Securities Purchase Agreement with Bioaccelerate Inc dated March 24, 2000. (4)


10.10 Engagement Letter Agreement, dated as of November 16, 2001, by and between Bioenvision, Inc. and SCO Securities LLC. (7)

10.11 Security Agreement, dated as of November 16, 2001, by Bioenvision, Inc. in favor of SCO Capital
                                            Partners LLC. (7)

10.12 Commitment Letter, dated November 16, 2001, by and between SCO Capital Partners LLC and Bioenvision, Inc.
                                            (7)

10.13 Senior Secured Grid Note, dated November 16, 2001, by Bioenvision, Inc. in favor of SCO Capital
                                            Partners LLC. (7)

10.14 Registration Rights Agreement, dated as of February 1, 2002, by and among Bioenvision, Inc., the former shareholders of Pathagon, Inc. party thereto, Christopher Wood,
                                            Bioaccelerate Limited, Jano Holdings
                                            Limited and Lifescience Ventures
                                            Limited. (8)

10.15 Stockholders Lock-Up Agreement, dated as of February 1, 2002, by and among Bioenvision, Inc., the former shareholders of Pathagon, Inc. party thereto, Chirstopher Wood,
                                            Bioaccelerate Limited, Jano Holdings
                                            Limited and Lifescience Ventures
                                            Limited. (8)

10.16 Form of Securities Purchase Agreement by and among Bioenvision, Inc. and certain purchasers, dated as of May 7, 2002. (6)

10.17 Form of Registration Rights Agreement by and among Bioenvision, Inc. and certain purchasers, dated as of May 7, 2002. (6)

10.18                                       Exclusive License Agreement by and
                                            between Baxter Healthcare
                                            Corporation, acting through its
                                            Edwards Critical-Care division, and
                                            Implemed, dated as of May 6, 1997.
                                            (12)

10.19 License Agreement by and between Oklahoma Medical Research Foundation and bridge Therapeutic Products, Inc., dated as of January 1, 1998.
                                            (12)

10.20                                       Amendment No. 1 to License Agreement
                                            by and among Oklahoma Medical
                                            Research Foundation, Bioenvision,
                                            Inc. and Pathagon, Inc., dated May
                                            7, 2002. (12)

10.21                                       Inter-Institutional Agreement
                                            between Sloan-Kettering Institute
                                            for Cancer Research and Southern
                                            Research Institute, dated as of
                                            August 31, 1998. (12)

10.22 License Agreement between University College London and Bioenvision, Inc., dated March 1, 1999. (12)

10.23 Research Agreement, between Stegram Pharmaceuticals Ltd., Queen Mary and Westfield College and Bioenvision, Inc., dated June 8,

                                            1999. (12)

10.24 Research and License Agreement between Bioenvision, Inc., Velindre NHS Trust and University College Cardiff Consultants, dated as of January 9, 2001. (12)

10.25 Co-Development Agreement, between Bioenvision, Inc. and ILEX Oncology, Inc., dated March 9, 2001. (12)

10.26 Amended and Restated Agreement and Plan of Merger, dated as of February 1, 2002, among Bioenvision, Inc., Bioenvision Acquisition Corp. and Pathagon Inc. (5)

16.1 Letter from Graf Repetti & Co., LLP to the Securities and Exchange Commission, dated September 30, 1999. (9)

16.2 Letter from Ernst & Young LLP to the Securities and Exchange Commission, dated July 6, 2001. (10)

16.3 Letter from Ernst & Young LLP to the Securities and Exchange Commission, dated August 16, 2001. (11)

21.1                                        Subsidiaries of the registrant (4)

24.1                                        Power of Attorney (appears on
                                            signature page)

31.1 Certification of Christopher B. Wood, Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of David P. Luci, Chief Accounting Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



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

(13) Incorporated by reference and filed as an Exhibit to Registrant's Quarterly Report on Form 10-QSB for the three-month period ended December 31, 2002.

(14) Incorporated by reference and filed as an Exhibit to Registrant's Quarterly Report on Form 10-QSB for the three-month period ended March 31, 2003.