Form 10QSB
period 2003-09-30
BIOENVISION INC
filed 2003-11-14
CIK 1028205

FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003
                            Commission File # 0-24875

                                BIOENVISION, INC.


        (Exact name of small business issuer as specified in its charter)



              Delaware                                13-4025857
              --------                                ----------
       State or other jurisdiction                    IRS
       of incorporation or organization               Employer ID No.

                509 Madison Avenue Suite 404 New York, N.Y. 10022
               --------------------------------------------------
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


As of October 25, 2003, there were 18,252,771 shares of the issuer's common stock, par value $.001 per share (the "Common Stock") outstanding.

Traditional Small Business Disclosure Format (Check One): YES [ ] No [X]

                                 C O N T E N T S



                                                                                                           Page
                                                                                                           ----

Condensed Consolidated Balance Sheets                                                                        1

Condensed Consolidated Statements of Operations                                                              2

Condensed Consolidated Statements of Cash Flows                                                              3

Notes to Condensed Consolidated Financial Statements                                                         4

Item 2.  Management's Discussion and Analysis of Financial Condition or Plan of Operation                    9

Item 4.  Controls and Procedures                                                                            14

Part II - Other Information                                                                                 15

                       Bioenvision, Inc. and Subsidiaries
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                       September 30,              June 30,
                                                                                           2003                     2003
                                                                                       -------------             ----------
                                               ASSETS                                   (unaudited)               (audited)

Current assets
     Cash and cash equivalents                                                            $7,013,946                 $7,929,686
     Restricted cash                                                                         290,000                    290,000
     Deferred costs                                                                           22,727                     22,727
     Accounts receivable                                                                      25,000                     25,000
     Other Assets                                                                            303,556                    105,976
                                                                                             -------                    -------

           Total current assets                                                            7,655,229                  8,373,389

     Property and equipment, net                                                              45,429                     49,265
     Intangible assets, net                                                               15,465,946                 15,779,399
     Goodwill                                                                              3,902,705                  3,902,705
     Security deposits                                                                        79,111                     79,111
     Other long term assets                                                                   45,177                    126,869
     Deferred costs                                                                          219,129                    224,937
                                                                                             -------                    -------

           Total assets                                                                 $ 27,412,726               $ 28,535,675
                                                                                         ===========                ===========

                                LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities
     Accounts payable                                                                    $   150,892                $   411,392
     Accrued expenses                                                                      1,083,699                    730,722
     Accrued dividends payable                                                             1,232,856                  1,009,146
     Deferred revenue                                                                        113,636                    113,636
                                                                                             -------                    -------

           Total current liabilities                                                       2,581,083                  2,264,896

Deferred revenue-long term                                                                 1,095,644                  1,124,685
Deferred tax liability                                                                     6,183,476                  6,317,702
                                                                                           ---------                  ---------
           Total liabilities                                                               9,860,203                  9,707,283
                                                                                           ---------                  ---------

 Stockholders' equity
     Preferred stock - $0.001 par value; 5,920,000 shares authorized                           5,464                      5,917
        and 5,464,150 and 5,916,966 shares issued and outstanding at
        September 30, 2003 and June 30, 2003 respectively (liquidation preference $16,392,450)
     Common stock - par value $0.01; 50,000,000 shares authorized                             18,203                     17,123
        and 18,202,771 and 17,122,739 shares issued and outstanding at
        September 30, 2003 and June 30, 2003, respectively
     Additional paid-in capital                                                           48,850,968                 47,304,449
     Accumulated deficit                                                                 (31,474,458)               (28,651,443)
     Accumulated other comprehensive income                                                  152,346                    152,346
                                                                                             -------                    -------

             Stockholders' equity                                                         17,552,523                 18,828,392
                                                                                          ----------                 ----------

             Total liabilities and stockholders' equity                                 $ 27,412,726               $ 28,535,675
                                                                                         ===========                ===========

The accompanying notes are an integral part of these statements.

                       Bioenvision, Inc. and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                             Three months ended
                                                                                                September 30,
                                                                                  ----------------------------------------
                                                                                     2003                          2002
                                                                                  ----------                    ----------
                                                                                 (unaudited)                    (unaudited)

Licensing and royalty revenue                                                    $   54,041                     $   209,091
Research and development contract revenue                                           775,000                               -
                                                                                    -------                         -------
             Total Revenue                                                          829,041                         209,091
Costs and expenses
     Research and development                                                       803,900                         519,867
     Selling, general and administrative (including stock based compensation of $1,284,646 and $97,500 for the three months
     ended September 30, 2003 and 2002, respectively).                            2,438,088                       1,144,756
     Depreciation and amortization                                                  339,621                         332,338
                                                                                    -------                         -------

            Total costs and expenses                                              3,581,609                       1,996,961
                                                                                  ---------                       ---------

Loss from operations                                                             (2,752,568)                     (1,787,870)

Interest income (expense)
     Interest and finance charges                                                         -                        (325,000)
      Interest income                                                                19,037                          48,411
                                                                                     ------                          ------


Net loss before income tax benefit                                               (2,733,531)                     (2,064,459)

Income tax benefit                                                                  134,226                         152,100
                                                                                    -------                         -------

Net loss                                                                         (2,599,305)                     (1,912,359)
                                                                                 -----------                     -----------

Cumulative preferred stock dividend                                                (223,710)                       (221,278)
                                                                                   ---------                       ---------

Net loss available to common stockholders                                       $(2,823,015)                   $ (2,133,637)
                                                                                 ===========                    ============




Basic and diluted net loss per share of common stock                                $(0.16)                        $ (0.12)

Weighted average shares used in
     computing basic and diluted
     net loss per share                                                          17,188,295                      16,887,786


The accompanying notes are an integral part of these statements.

                       Bioenvision, Inc. and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                                Three months ended
                                                                                                   September 30,
                                                                                      --------------------------------------
                                                                                         2003                      2002
                                                                                      -----------                 ----------
                                                                                      (unaudited)                 (unaudited)


Cash flows from operating activities
     Net loss                                                                         $ (2,599,305)            $ (1,912,359)
     Adjustments to reconcile net loss to net
         cash used in operating activities
            Depreciation and amortization                                                  339,621                  332,338
            Financing charges - noncash                                                          -                  325,000
            Deferred tax benefit                                                          (134,226)                (152,100)
            Compensation costs - shares and warrants issued to nonemployees                569,763                   97,500
            Compensation costs -re-pricing of options                                      714,883                        -
            Changes in assets and liabilities
                 Deferred costs                                                              5,808                   92,045
                 Deferred revenue                                                          (29,041)                (184,091)
                 Accounts payable                                                         (260,500)                 275,401
                 Other current assets                                                     (197,580)                 (84,685)
                 Other long term assets                                                     81,692                 (168,177)
                 Accounts Receivable                                                             -                   25,000
                 Accrued dividends payable                                                       -                  221,278
                 Other accrued expenses and liabilities                                    352,977                 (523,400)
                                                                                           -------                 ---------

                           Net cash used in operating activities                        (1,155,908)              (1,656,250)
                                                                                        -----------              -----------

Cash flows from investing activities
     Purchase of intangible assets                                                         (22,332)                       -
     Capital expenditures                                                                        -                   (9,350)
     Restricted cash                                                                             -                 (290,000)
                                                                                                 -                 ---------

                           Net cash used in investing activities                           (22,332)                (299,350)
                                                                                           --------                ---------

Cash flows from financing activities
     Proceeds from issuance of common stock                                                262,500                        -


Net decrease in cash and equivalents                                                      (915,740)              (1,955,600)

Cash and equivalents, beginning of period                                                7,929,686               12,882,521
                                                                                         ---------               ----------

Cash and equivalents, end of period                                                    $ 7,013,946             $ 10,926,920
                                                                                        ==========             ============


The accompanying notes are an integral part of these statements.

                       BIOENVISION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2003

                                   (Unaudited)

NOTE A - Description of Business

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

NOTE B - Interim Financial Statements

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position as of September 30, 2003 and the consolidated results of operations for the three months ended September 30, 2003 and 2002, and cash flows for the three months ended September 30, 2003 and 2002.

The condensed consolidated balance sheet at June 30, 2003 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Form 10-KSB filed by the Company for the year ended June 30, 2003.

The condensed consolidated results of operations for the three months ended September 30, 2003 and 2002 are not necessarily indicative of the results to be expected for any other interim period or for the full year.

NOTE C - Stock Based Compensation

At September 30, 2003, the Company has stock based compensation plans which are described more fully in the Company's annual report on Form 10-K for the year ended June 30, 2003. As permitted by SFAS No. 123, "Accounting for Stock Based Compensation", the Company accounts for stock based compensation arrangements in accordance with provisions of Accounting Principles Board ("APB" Opinion No. 25 "Accounting for Stock Issued to Employees".) Compensation expense for stock options issued to employees is based on the difference on the date of grant, between the fair value of the Company's stock and the exercise price of the option. Under APB 25, no stock based employee compensation cost is reflected in reported net loss, as all options granted to employees have an exercise price equal to the market value of the underlying common stock at the date of grant. For the quarter ended September 30, 2003, the Company recognized stock based employee compensation costs of $714,883 as a result of the March 31, 2003 re-pricing of 380,000 options granted to an employee pursuant to the terms of his employment contract.

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



                                                                         Quarter Ended September 30, 2003
                                                                       -----------------------------------

Net loss available to common stockholders, as reported                            $(2,823,015)
                                                                                   -----------
Deduct:  Total stock based employee compensation
   expense determined under fair value based method
   for all awards; net of related tax effects                                        (986,100)
                                                                                     ---------

Pro forma net loss                                                                $(3,094,232)
Loss per share
     Basic and diluted - as reported                                               $    (0.16)


      Basic and diluted - pro forma                                                $    (0.18)


The fair value of options at the date of grant was established using the Black-Scholes model with the following assumptions:

                                        Quarter Ended September 30, 2003
                                        --------------------------------

            Expected life (years)                    4.00

            Risk free interest rate                  3.00%

            Expected volatility                        80%

            Expected dividend yield                  0.00

NOTE D - Net Loss Per Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the periods. Diluted net loss per share is computed using the weighted average number of common shares and potentially dilutive common shares outstanding during the periods. Options and warrants to purchase 15,574,543 and 5,234,544 shares of common stock have not been included in the calculation of net loss per share for the quarters ended September 30, 2003 and 2002, respectively, as their effect would have been anti-dilutive.

NOTE E - License And Co-Development Agreements

                                   Clofarabine

The Company has a license from Southern Research Institute ("SRI"), Birmingham, Alabama, to develop and market purine nucleoside analogs which, based on third-party studies conducted to date, may be effective in the treatment of leukemia and lymphoma. The lead compound of these purine-based nucleosides is known as Clofarabine. The Company plans to develop Clofarabine initially for the treatment of leukemia and lymphoma and to study its potential role in treatment of solid tumors.

In August 2003, SRI granted the Company an irrevocable, exclusive option to make, use and sell products derived from the technology in Japan and Southeast Asia. The Company intends to convert the option to a license upon sourcing an appropriate co-marketing partner to develop these rights in such territory.

To facilitate the development of Clofarabine, the Company entered into a co-development agreement with ILEX Oncology, Inc. ("ILEX") in March 2001. Under the terms of the co-development agreement, ILEX is required to pay all development costs in the United States and Canada, and 50% of approved development costs worldwide outside the U.S. and Canada (excluding Japan and Southeast Asia). The Company also granted Ilex an option to purchase $1 million of Common Stock after completion of the pivotal Phase II clinical trial, and ILEX has an additional option to purchase $2 million of Common

Stock after the filing of a new drug application in the United States for the use of Clofarabine in the treatment of lymphocytic leukemia. The exercise price per share for each option is determined by a formula based around the date of exercise. Under the co-development agreement, ILEX also pays royalties to Southern Research Institute based on certain milestones. Also, the Company is obligated to pay milestones and royalties to Southern Research Institute in respect to Clofarabine sales outside the United State and Canada. On September 12, 2003, ILEX paid the Company $775,000 in respect of Research and Development costs incurred by the Company for European drug development through August 31, 2003.

                                   Modrenal(R)

The Company holds an exclusive license, until the expiration of existing and new patents related to modrenal, to market modrenal in major international territories, and an agreement with a United Kingdom company to co-develop modrenal for other therapeutic indications. Management believes that modrenal currently is manufactured by third-party contractors in accordance with good manufacturing practices. The Company has no plans to establish its own manufacturing facility for modrenal, but will continue to use third-party contractors.

Anti-Estrogen Prostate. The Company has received Institutional Review Board approval from the Massachusetts General Hospital for a Phase II study of trilostane for the treatment of androgen independent prostate cancer. The study will be conducted by The Dana Faber Cancer Institute and currently is intended to commence in November 2003.

Operational Developments

In April 2003, the Company entered into an exclusive license agreement with CLL-Pharma ("CLL"), pursuant to which CLL has agreed to perform certain development works and studies to create a new formulation of modrenal in the form of a soft gel capsule. CLL intends to use its proprietary MIDDS -patented technology to perform this service on behalf of the Company. This new formulation, once in hand, will allow the Company to apply for necessary authorization, as required by applicable European health authorities, to sell modrenal throughout Europe. The Company paid and capitalized $175,000 related to development costs over an eighteen month period.

In May 2003, the Company entered into a sub-license agreement with Dechra Pharmaceuticals plc ("Dechra"), pursuant to which Dechra has been granted a sub-license for all of Bioenvision's rights and entitlements to market and distribute modrenal in the United States and Canada solely in connection with animal health applications. Subject to certain circumstances, this agreement expires upon expiration of the last patent related to modrenal or the completion of the last royalty set forth in the agreement. The Company received a payment of $1.25 million upon execution of this agreement and may receive up to an additional $3.75 million upon the achievement by Dechra of certain milestones set forth in the agreement.

In May 2003, the Company entered into a master services agreement with Penn-Pharmaceutical Services Limited ("Penn"), pursuant to which Penn has agreed to label, package and distribute clofarabine on behalf of and at the Company's request. The services to be performed by Penn also include regulatory support and the manufacture, quality control, packaging and distribution of proprietary medicinal products including clinical trials supplies and samples. Subject to certain circumstances, the term of this agreement is twelve months and renews for subsequent twelve month periods unless either party tenders notice of termination upon no less than three month prior written notice.

In June 2003, the Company entered into a supply agreement with Ferro-Pfanstiehl Laboratories ("Ferro"), pursuant to which Ferro has agreed to manufacture and supply 100% of Bioenvisions global requirements for Clofarabine-API. Subject to certain circumstances, this agreement will expire on the fifth anniversary date of the first regulatory approval of Clofarabine drug product.

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

In May 2003, the Company entered into a master services agreement with Penn-Pharmaceutical Services Limited ("Penn"), pursuant to which Penn has agreed to label, package and distribute clofarabine on behalf of and at the Company's request. The services to be performed by Penn also include regulatory support and the manufacture, quality control, packaging and distribution of proprietary medicinal products including clinical trials supplies and samples. Subject to certain circumstances, the term of this agreement is twelve months and renews for subsequent twelve month periods unless either party tenders notice of termination upon no less than three month prior written notice.

In August 2003, the Company entered into an amendment to the co-development agreement with Stegram Pharmaceuticals plc ("Stegram"), pursuant to which, in pertinent part, the Company succeeded to Stegram the United Kingdom marketing rights to modrenal.

In August 2003, SRI granted the Company an irrevocable, exclusive option to make, use and sell products derived from clofarabine in Japan and Southeast Asia. The Company intends to convert the option to a license upon sourcing an appropriate co-marketing partner to develop these rights in such territory.

In September 2003, the Company entered into a letter agreement with ILEX pursuant to which the Company will collaborate with ILEX to co-develop an oral formulation for clofarabine; the rights and related costs of which will be shared equally.

Deferred revenue

As of September 30, 2003, the Company had fully amortized the deferred revenue related to the contract with ILEX. The Company had been amortizing the deferred revenue, and recognizing revenues ratably, on a straight-line basis concurrent with certain development activities described in the contract, through December 2002. As of September 30, 2003, the Company reported deferred revenue of $1,209,280 related to the payment received by the Company of $1.25 million from Dechra upon execution of the agreement with Dechra. The Company is recognizing the initial payment to revenues on a straight-line basis over the term of the license agreement through May 2014.

Deferred Costs

Deferred costs represent amounts that became due and payable upon the Company's execution of co-development and sub-licensing agreements. Since the revenue related to these agreements is to be realized over the life of the agreement, the Company has deferred the related costs. The Company amortizes such costs ratably, on a straight-line basis. As of September 30, 2003, the Company has deferred costs of $241,856.

NOTE F - Equity Transactions

In June 2002, the Company granted options to David Luci to purchase 380,000 shares of common stock at an exercise price of $1.95 per share, which equaled the stock price on the date of grant. Of this amount 50,000 options vested on June 28, 2002 and the remaining 330,000 options vest ratably over a three-year period on each anniversary date. On March 31, 2003, the Company entered into an Employment Agreement with Mr. Luci, pursuant to which, among other things, the exercise price for all of the 380,000 options were changed to $0.735 per share, which equaled the stock price on that date. In addition, the Company issued an additional 120,000 options at an exercise price of $.735 per share which vest immediately. As a result of the repricing of all of the 380,000 options, the Company will remeasure the intrinsic value of these options at the end of each reporting period and will record a charge for compensation expense to the extent the vested portion of the options are in the money. Compensation expense recognized as a result of this re-pricing amounted to $714,883 for the quarter ended September 30, 2003.

On December 31, 2002 the Company issued 200,000 options to purchase 200,000 shares of common stock to a consultant to the Company. The options have an exercise price of $2.00 and vest ratably over a three-year period on each anniversary date. Compensation expense of $56,666 was recorded as consulting fees for the three months ended September 30, 2003.

During the three months ended March 31, 2003, the Company also issued 20,000 options to another employee to purchase 20,000 shares of common stock at an exercise price of $1.42 per share. Of this amount, 10,000 options vest on January 9, 2004 and the remaining 10,000 options will vest on January 9, 2005.

In September, 2003 certain preferred stockholders converted an aggregate of 452,516 preferred shares into 905,032 shares of the Company's common stock.

NOTE G - Related Party Transactions

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

In connection with securing a credit facility with SCO Capital, we issued warrants to purchase 1,500,000 shares of our common stock at an exercise price of $1.25 per share, subject to certain anti-dilution adjustments. The warrants expire five years from the date of issuance. The credit facility with SCO Capital was terminated in May 2002 at which time the Company received a payoff letter evidencing such termination.

On February 5, 2002, we completed the acquisition of Pathagon Inc. Affiliates of SCO Capital owned 82% of Pathagon prior to the acquisition. In connection therewith, on February 1, 2002 we issued 7,000,000 shares of common stock to the former stockholders of Pathagon Inc.

NOTE H - New Accounting Pronouncements

In January 2003, the FASB issued interpretation No. 46, "Consolidation of Variable Interest Entities--An Interpretation of ARB No. 51" ("FIN 46"), which addresses consolidation of variable interest entities. FIN 46 expands the criteria for consideration in determining whether a variable interest entity should be consolidated by a business entity, and requires existing unconsolidated variable interest entities (which include, but are not limited to, Special Purpose Entities, or SPE's) to be consolidated by their primary beneficiaries if the entities do not effectively disburse risks among parties involved. This interpretation applies immediately to variable interest entities created after January 31, 2003 and variable interest entities in which an enterprise obtains and interest after that date. It applies in the first fiscal year or interim period ending after December 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 is not expected to have a material impact on the results of operation or financial position of the Company.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (SFAS 150"). The objective of SFAS No. 150 is to establish standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and for existing financial instruments after July 1, 2003. Adoption of SFAS 150 did not have a material impact on the results of operations or financial position of the Company.

In November 2002, the EITF reached a consensus on issue No. 00-21 "Accounting for Revenue Arrangements with Multiple Deliverables." This issue provides guidance on when and how to separate elements of an arrangement that may involve the delivery or performance of multiple products, services and rights to use assets into separate units of accounting. The guidance in the consensus is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The transition provision allows either prospective application or a cumulative effect adjustment upon adoption. The effect of the adoption of this statement is immaterial to the Company.

NOTE I -  Litigation

On April 1, 2003, RLB Capital, Inc. filed a complaint against the Company in the Supreme Court of the State of New York (Index No. 601058/03). The Complaint alleges a breach of contract by the Company and demands judgment against the Company for $112,500 and warrants to acquire 75,000 shares of the Company's common stock. The Company submitted its Verified Answer on June 25, 2003 and, in pertinent part, denied RLB's allegations and asserted counterclaims based on negligence. In September 2003, the Company filed a motion for summary judgment and RLB filed its response on October 27, 2003. On November 12, 2003, the Supreme Court granted the motion for summary judgment and the complaint was dismissed. No assurance can be given that RLB will not appeal the court's decision, but management does not believe that any resulting judgment or settlement would have a material adverse effect on the Company, its financial position or results of operations.

NOTE J- Subsequent Events

In October 2003, the Company, through its wholly-owned subsidiary, Bioenvision Limited, entered into an Employment Agreement with Mr. Hugh S. Griffith, pursuant to which Mr. Griffith continues to serve in his capacity as Commercial Director (Europe) of the Company. Under this contract, the term is six months, with automatic six-month extensions thereafter unless either party provides written notice to the contrary. The employment agreement provides for an initial base salary of (pound)120,000 per annum, a bonus as determined by the Board of Directors, health insurance and other benefits currently or in the future provided to employees of the Company or its subsidiaries. In addition, Mr. Griffith received options to purchase 300,000 shares of the Company's common stock, par value $.001 per share, at an exercise price of $1.45, which vest in equal installments on the first, second and third anniversary of the date of the agreement.

In October 2003, the Company, through its wholly-owned subsidiary, Bioenvision Limited, entered into an Employment Agreement with Mr. Ian Abercrombie, pursuant to which Mr. Abercrombie continues to serve in his capacity as Sales

Manager (Europe) of the Company. Under this contract, the term is six months, with automatic six-month extensions thereafter unless either party provides written notice to the contrary. The employment agreement provides for an initial base salary of (pound)75,000 per annum, a bonus as determined by the Board of Directors, health insurance and other benefits currently or in the future provided to employees of the Company or its subsidiaries. In addition, Mr. Abercrombie received options to purchase 50,000 shares of the Company's common stock, par value $.001 per share, at an exercise price of $1.29 which vest in equal installments on the first and second anniversary of the date of the agreement.

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

The following discussion and analysis of significant factors effecting the Company's operating results, liquidity and capital resources and should be read in conjunction with the accompanying financial statements and related notes.

Overview

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

Results of Operations

We have acquired development and marketing rights to a portfolio of four platform technologies developed over the past fifteen years, from which a range of products have been derived and additional products may be developed in the future. Although we intend to commence marketing our lead product, Modrenal
(TM), and to continue developing our existing platform technologies and commercializing products derived from such technologies, a key element of our business strategy is to continue to acquire, obtain licenses for, and develop new technologies and products that we believe offer unique market opportunities and/or complement our existing product lines. Once a product or technology has been launched into the market for a particular disease indication, we plan to work with numerous collaborators, both pharmaceutical and clinical, in the oncology community to extend the permitted uses of the product to other indications. In order to market our products effectively, we intend to develop marketing alliances with strategic partners and may co-promote and/or co-market in certain territories.

The Company reported revenues of $829,041 and $209,091 for the three-month period ended September 30, 2003 and 2002, respectively. The increase is primarily attributable to the payment received from our co-development partner, ILEX, of $775,000, which represented a reimbursement of Research and Development costs incurred through August 31, 2003.

Research and development costs for the three-months ended September 30, 2003 and 2002 were $ 803,900 and $ 519,867, respectively, an increase of $284,033. This increase is primarily attributable to the increase in drug development activities related to clorfarabine and modrenal European development in the three months ended September 30, 2003.

Selling ,general and administrative expenses (including stock based compensation of $1,284,646 and $97,500 for the three months ended September 30, 2003 and September 30, 2002, respectively) for the three-months ended September, 2003 and 2002 were $2,438,088 and $1,144,756 respectively, an increase of $1,293,332. The increase is primarily attributable to the Company's increased sales and marketing activities since the May 2002 financing, the option re-pricing, the Company's re-constituting its wholly-owned subsidiary, Bioenvision, Ltd. as a fully operational sales and marketing subsidiary, salaries of newly-added employees, rent both at the Company's new principal executive offices in New York, New York and new rental facility for its sales and marketing subsidiary in Edinburgh, Scotland, travel expenses, insurance costs and other customary costs associated with our becoming an operating company.

Depreciation and amortization expense for the three-month period ended September 30, 2003 was $339,621 compared to the three-month period ended September 30, 2003 of $332,338. The increase in amortization is related to the amortization of certain intangible assets acquired by the Company in connection with its acquisition of Pathagon.

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

On September 30, 2003, we have cash and cash equivalents of $7,013,946 and working capital of $5,074,146 which management believes will be sufficient to continue currently planned operations over the next 12 months. Although we do not currently intend to raise any additional funds for the next 12 months, we can not ensure additional funds will not be raised during such period because of the significant scale up of our operating activities, including clofarabine development and the launch of modrenal.

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

   The Company has the following commitments as of September 30, 2003:

                                          Payments Due in
                           Total             2004          2005       2006
Employee Contracts        199,800           199,800       -          -
Occupancy Lease           328,300           121,200       166,100    41,000
Total                     528,100           321,000       166,100    41,000

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

Subsequent Events

In October 2003, the Company, through its wholly-owned subsidiary, Bioenvision Limited, entered into an Employment Agreement with Mr. Hugh S. Griffith, pursuant to which Mr. Griffith continues to serve in his capacity as Commercial Director (Europe) of the Company. Under this contract, the term is six months, with automatic six-month extensions thereafter unless either party provides written notice to the contrary. The employment agreement provides for an initial base salary of (pound)120,000 per annum, a bonus as determined by the Board of Directors, health insurance and other benefits currently or in the future provided to employees of the Company or its subsidiaries. In addition, Mr. Griffith received options to purchase 300,000 shares of the Company's common stock, par value $.001 per share, at an exercise price of $1.45 per share, which vest in equal installments on the first, second and third anniversary of the date of the agreement.

In October 2003, the Company, through its wholly-owned subsidiary, Bioenvision Limited, entered into an Employment Agreement with Mr. Ian Abercrombie, pursuant to which Mr. Abercrombie continues to serve in his capacity as Sales Manager (Europe) of the Company. Under this contract, the term is six months, with automatic six-month extensions thereafter unless either party provides written notice to the contrary. The employment agreement provides for an initial base salary of (pound)75,000 per annum, a bonus as determined by the Board of Directors, health insurance and other benefits currently or in the future provided to employees of the Company or its subsidiaries. In addition, Mr. Abercrombie received options to purchase 50,000 shares of the Company's common stock, par value $.001 per share, at an exercise price of $1.29 per share, which vest in equal installments on the first and second anniversary of the date of the agreement.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q was made under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q the Company's disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.


Changes in Internal Controls

There was no change in our "internal control over financial reporting" (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

                       BIOENVISION, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On April 1, 2003, RLB Capital, Inc. filed a complaint against the Company in the Supreme Court of the State of New York (Index No. 601058/03). The Complaint alleges a breach of contract by the Company and demands judgment against the Company for $112,500 and warrants to acquire 75,000 shares of the Company's common stock. The Company submitted its Verified Answer on June 25, 2003 and, in pertinent part, denied RLB's allegations and asserted counterclaims based on negligence. In September 2003, the Company filed a motion for summary judgment and RLB filed its response on October 27, 2003. On November 12, 2003, the Supreme Court granted the motion for summary judgment and the complaint was dismissed. No assurance can be given that RLB will not appeal the court's decision, but management does not believe that any resulting judgment or settlement would have a material adverse effect on the Company, its financial position or results of operations.

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

Item 6. Exhibits and Reports on Form 8-K

A) Exhibits

            10.1 Employment Agreement, made effective as of October 23, 2002, by and between Bioenvision Limited and Hugh S. Griffith.

            10.2 Employment Agreement, made effective as of January 6, 2003, by and between Bioenvision Limited and Ian Abercrombie.

            31.1 Certification of Christopher B. Wood, Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            31.2 Certification of David P. Luci, Director of Finance, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            32.1 Certification of Christopher B. Wood , Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            32.2 Certification of David P. Luci, Director of Finance, pursuant to 18 U.S.C. Section 1350, as adopted pursuant
                     Section 906 of the Sarbanes-Oxley Act of 2002.


(B) Reports on Form 8-K: None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date: November 14, 2003      By:  /s/ Christopher B. Wood M.D.
                                  ----------------------------
                     Christopher B. Wood M.D.
                     Chairman and Chief Executive Officer
                     (Principal Executive Officer)


Date: November 14, 2003      By:  /s/ David P. Luci
                                  -----------------
                     David P. Luci
                     Director of Finance and General Counsel
                     (Principal Accounting Officer)


                                  EXHIBIT INDEX

            Exhibit No.

            10.1 Employment Agreement, made effective as of October 23, 2002, by and between Bioenvision Limited and Hugh S. Griffith.

            10.2 Employment Agreement, made effective as of January 6, 2003, by and between Bioenvision Limited and Ian Abercrombie.

            31.1 Certification of Christopher B. Wood, Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            31.2 Certification of David P. Luci, Director of Finance, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            32.1 Certification of Christopher B. Wood , Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            32.2 Certification of David P. Luci, Director of Finance, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                     Section 906 of the Sarbanes-Oxley Act of 2002.