Form 10QSB
period 2003-12-31
BIOENVISION INC
filed 2004-02-17
CIK 1028205

FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2003
                            Commission File # 0-24875

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
                                 --------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes____X______ No




As of January 20, 2004, there were 19,106,045 shares of the issuer's common stock, par value $.001 per share (the "Common Stock") outstanding.


Traditional Small Business Disclosure Format (Check One): YES [ ] No [X]

                                 C O N T E N T S



                                                                            Page
                                                                            ----

Condensed Consolidated Balance Sheets                                         1

Condensed Consolidated Statements of Operations                               2

Condensed Consolidated Statements of Cash Flows                               3

Notes to Condensed Consolidated Financial Statements                          4

Item 2.  Management's Discussion and Analysis of
         Financial Condition or Plan of Operation                             9

Item 4.  Controls and Procedures                                             13

Part II - Other Information                                                  14

                       Bioenvision, Inc. and Subsidiaries
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                  December 31,            June 30,
                                                                       2003                 2003
                                                                   -----------            ------
                           ASSETS                                  (unaudited)           (audited)
Current assets
   Cash and cash equivalents                                       $6,969,539            $7,929,686
   Restricted cash                                                    290,000               290,000
   Deferred costs                                                   1,758,499                22,727
   Accounts receivable                                                 25,000                25,000
   Other assets                                                       242,603               105,976
                                                                      -------               -------

       Total current assets                                         9,285,641             8,373,389

   Property and equipment, net                                         41,593                49,265
   Intangible assets, net                                          15,135,084            15,779,399
   Goodwill                                                         3,902,705             3,902,705
   Security deposits                                                   79,111                79,111
   Other long term assets                                              32,728               126,869
   Deferred costs                                                     213,321               224,937
                                                                      -------               -------

       Total assets                                               $28,690,183           $28,535,675
                                                                   ==========            ==========

            LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities
   Accounts payable                                                  $150,892              $411,392
   Accrued expenses                                                 1,012,870               730,722
   Accrued dividends payable                                        1,421,413             1,009,146

   Deferred revenue                                                 3,585,181               113,636
                                                                    ---------               -------
       Total current liabilities                                    6,170,356             2,264,896

Deferred revenue-long term                                          1,066,604             1,124,685
Deferred tax liability                                              6,049,125             6,317,702
                                                                    ---------             ---------

       Total liabilities                                           13,286,085             9,707,283
                                                                   ----------             ---------

 Stockholders' equity
   Preferred stock - $0.001 par value; 5,920,000 shares                 5,440                 5,917
     authorized  and 5,440,000 and 5,916,966  shares issued and outstanding at December 31, 2003 and June 30, 2003,
     respectively (liquidation preference $16,320,000)
   Common stock - par value $0.001; 50,000,000 shares                  19,092                17,123
     authorized and 19,091,535 and 17,122,739 shares issued and outstanding at December 31, 2003 and June 30, 2003,
     respectively

   Additional paid-in capital                                      48,664,049            47,304,449
   Accumulated deficit                                            (33,436,828)          (28,651,443)
   Accumulated other comprehensive income                             152,346               152,346
                                                                      -------               -------

        Stockholders' equity                                       15,404,099            18,828,392
                                                                   ----------            ----------

        Total liabilities and stockholders' equity                $28,690,183           $28,535,675
                                                                   ----------            ==========
The accompanying notes are an integral part of these financial statements.


                       Bioenvision, Inc. and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    Three months ended              Six months ended
                                                       December 31,                   December 31,
                                                     -----------------            ---------------------
                                                     2003            2002          2003           2002
                                                  -----------    -----------    -----------    -----------
                                                  (unaudited)    (unaudited)    (unaudited)    (unaudited)


   Licensing and royalty revenue                     $82,495       $209,091       $136,536        $418,182
   Research and development contract revenue             -              -          775,000             -
                                                     -------        -------        --------        -------

             Total revenue                            82,495        209,091        911,536         418,182

Costs and expenses
   Research and development                          746,921        322,481      1,550,821         842,348
   Selling, general and administrative               919,342        548,231      3,357,430       1,692,988
   (includes stock based compensation
   income(expense) of $186,055 and $(325,000)
   for the three months ended December 31,
   2003 and 2002, respectively, and
   $(1,098,592) and $(422,500) for the six
   months ended December 31, 2003 and 2002,
   respectively)
   Depreciation and amortization                     340,248        334,683        679,869         667,021
                                                     -------        -------        -------         -------

        Total costs and expenses                   2,006,511      1,205,395      5,588,120       3,202,357
                                                   ---------      ---------      ---------       ---------

Loss from operations                              (1,924,016)      (996,304)    (4,676,584)     (2,784,175)

Interest income (expense)
   Interest and finance charges                          -              -              -          (325,000)
      Interest income                                 15,852         40,768         34,889          89,179
                                                      ------         ------         ------          ------


Net loss before income tax benefit                (1,908,162)      (955,536)    (4,641,695)     (3,019,996)

Income tax benefit                                   134,351        152,100        268,577         304,200
                                                     -------        -------        -------         -------

Net loss                                          (1,773,811)      (803,436)    (4,373,118)     (2,715,796)
                                                  -----------      ---------    -----------     -----------

Cumulative preferred stock dividend                 (188,557)      (221,279)      (412,267)       (442,557)
                                                    ---------      ---------      ---------       ---------

Net loss available to common stockholders        $(1,962,368)   $(1,024,715)   $(4,785,385)    $(3,158,353)
                                                  ===========    ===========    ===========     ===========


Basic and diluted net loss per share of
common stock                                          $(0.11)        $(0.06)        $(0.27)         $(0.19)
                                                       ======         ======         ======          ======


Weighted average shares used in computing         18,439,234     16,887,786     17,850,814      16,887,786
   basic and diluted net loss per share           ==========     ==========     ==========      ==========


The accompanying notes are an integral part of these financial statements.


                       Bioenvision, Inc. and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          Six months ended
                                                                            December 31,
                                                                  ------------------------------
                                                                      2003               2002
                                                                  -----------         ----------
                                                                  (unaudited)         (unaudited)
Cash flows from operating activities
   Net loss                                                      $(4,373,118)        $(2,715,796)
   Adjustments to reconcile net loss to net
      cash used in operating activities
        Depreciation and amortization                                679,869             667,021
        Deferred tax benefit                                        (268,577)           (304,200)
        Compensation costs - shares and warrants issued              444,683             422,500
          to nonemployees
        Compensation costs - re-pricing of options                   653,908                   -
        Changes in assets and liabilities
          Deferred costs                                          (1,724,156)            184,091
          Deferred revenue                                         3,413,464            (368,181)
          Accounts payable                                          (260,500)             58,218
          Other current assets                                      (136,627)            (56,767)
          Other long term assets                                      94,141             (79,111)
          Other accrued expenses and liabilities                     282,148            (664,497)
                                                                     -------            ---------

                 Net cash used in operating activities            (1,194,765)         (2,856,722)
                                                                  -----------         -----------

Cash flows from investing activities

   Purchase of intangible assets                                     (27,882)            (67,787)
   Capital expenditures                                                  -               (48,860)
   Restricted cash                                                       -              (290,000)
                                                                  ----------            ---------


                 Net cash used in investing activities               (27,882)           (406,647)
                                                                     --------           ---------

Cash flows from financing activities
   Proceeds from issuance of common stock                            262,500                 -
                                                                     -------            ---------

Net decrease in cash and equivalents                                (960,147)         (3,263,369)

Cash and equivalents, beginning of period                          7,929,686          12,882,521
                                                                   ---------          ----------

Cash and equivalents, end of period                               $6,969,539          $9,619,152
                                                                   =========           =========

Supplemental disclosure of cash flow information
   Cash paid during the period for Interest paid                   $     -             $      -

Supplemental disclosure of non cash investing and financing activities



The accompanying notes are an integral part of these financial statements.


            BIOENVISION, INC. AND SUBSIDIARIES
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                     December 31, 2003


                        (Unaudited)

NOTE A - Description of Business

Bioenvision, Inc. ("Bioenvision" or the "Company") is an emerging biopharmaceutical company whose primary business focus is the development and distribution of drugs to treat cancer. The Company has a broad range of products and technologies under development, but its two lead drugs are Clofarabine and Modrenal(R). Modrenal(R)is approved for marketing in the U.K. for advanced breast cancer. The Company's plan is to bring Modrenal(R) into the United States to perform further clinical trials and to access the U.S. market. Most of the Company's other drugs are now in clinical trials in various stages of development.

NOTE B - Interim Financial Statements

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position as of December 31, 2003 and the consolidated results of operations for the three months and six months ended December 31, 2003 and 2002, and cash flows for the six months ended December 31, 2003 and 2002.

The condensed consolidated balance sheet at June 30, 2003 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Form 10-KSB filed by the Company for the year ended June 30, 2003.

The condensed consolidated results of operations for the three months and six months ended December 31, 2003 and 2002 are not necessarily indicative of the results to be expected for any other interim period or for the full year.

NOTE C - Stock Based Compensation

At December 31, 2003, the Company has stock based compensation plans which are described more fully in the Company's annual report on Form 10-KSB for the year ended June 30, 2003. As permitted by SFAS No. 123, "Accounting for Stock Based Compensation," the Company accounts for stock based compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees." Compensation expense for stock options issued to employees is based on the difference on the date of grant, between the fair value of the Company's stock and the exercise price of the option. Under APB 25, no stock based employee compensation cost is reflected in reported net loss, as all options granted to employees have an exercise price equal to the market value of the underlying common stock at the date of grant. For the three months and six months ended December 31, 2003, the Company recognized stock based employee compensation income (expense) of $61,000 and $(654,000), respectively, as a result of the March 31, 2003 re-pricing of 380,000 options granted to an employee pursuant to the terms of his employment contract.

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services," as amended by EITF No. 00-27. Under EITF No. 96-18, where the fair value of the equity instrument is more reliably measurable than the fair value of services received, such services will be valued based on the fair value of the equity instrument. The Company expects to continue applying the provisions of APB Opinion No. 25 for equity issuances to employees.

The following table illustrates the effect on net loss and loss per share as if the fair value based method had been applied to all outstanding and unvested awards in each period.

                                                     Three months ended              Six months ended
                                                        December 31,                   December 31,
                                                        ------------                   ------------
                                                    2003            2002            2003           2002
                                                    ----            ----            ----           ----
Net loss available to common stockholders,      $(1,962,368)   $(1,024,714)    $(4,785,385)    $(3,158,352)
as reported                                      -----------    -----------     -----------     -----------
Deduct:  Total stock based employee             $  (244,992)   $(793,594)      $  (489,983)    $(1,587,188)
compensation expense determined under fair         ---------    ---------         ---------     -----------
value based method for all awards; net of
related tax effects


Pro forma net loss                               (2,207,360)   (1,818,308)      (5,275,368)    (4,745,540)
Loss per share
     Basic and diluted - as reported            $   (0.11)     $   (0.06)      $   (0.27)      $   (0.19)

     Basic and diluted - pro forma              $   (0.12)     $   (0.11)      $   (0.30)      $   (0.28)


The fair value of options at the date of grant was established using the Black-Scholes model with the following assumptions:

                                                     Three months ended              Six months ended
                                                        December 31,                   December 31,
                                                        ------------                   ------------
                                                    2003            2002            2003           2002
                                                    ----            ----            ----           ----
Expected life (years)                                4               4               4               4

Risk free interest rate                            3.00%           3.00%           3.00%           3.00%

Expected volatility                                80.00%          80.00%          80.00%         80.00%

Expected dividend yield                             0.00            0.00            0.00           0.00




NOTE D - Net Loss Per Share


Basic net loss per share is computed using the weighted average number of common shares outstanding during the periods. Diluted net loss per share is computed using the weighted average number of common shares and potentially dilutive common shares outstanding during the periods. Options and warrants to purchase 14,269,543 and 6,234,544 shares of common stock have not been included in the calculation of net loss per share for the three months and six months ended December 31, 2003 and 2002, respectively, as their effect would have been anti-dilutive.


NOTE E - License And Co-Development Agreements


                                   Clofarabine

The Company has a license from Southern Research Institute ("SRI"), Birmingham, Alabama, to develop and market purine nucleoside analogs which, based on third-party studies conducted to date, may be effective in the treatment of leukemia and lymphoma. The lead compound of these purine-based nucleosides is known as Clofarabine. The Company is developing Clofarabine initially for the treatment of pediatric and adult leukemias, lymphomas and solid tumors.

In August 2003, SRI granted the Company an irrevocable, exclusive option to make, use and sell products derived from the technology in Japan and Southeast Asia. The Company intends to convert the option to a license upon sourcing an appropriate co-marketing partner to develop these rights in such territory.


To facilitate the development of Clofarabine, the Company entered into a co-development agreement with ILEX Oncology, Inc. ("ILEX") in March 2001. Under the terms of the co-development agreement, the Company granted ILEX an option to market Clofarabine in the United States and Canada. ILEX is required to pay all development costs in the United States and Canada, and 50% of approved development costs worldwide outside the United States and Canada (excluding Japan and Southeast Asia). The Company also granted Ilex an option to purchase $1 million of Common Stock after completion of the pivotal Phase II clinical trial, and ILEX has an additional option to purchase $2 million of Common Stock after the filing of a new drug application in the United States for the use of Clofarabine in the treatment of lymphocytic leukemia. The exercise price per share for each option is determined by a formula based around the date of exercise. Under the co-development agreement, ILEX also pays royalties to Southern Research Institute based on certain milestones. Also, the Company is obligated to pay milestones and royalties to Southern Research Institute in respect to Clofarabine sales outside the United State and Canada. On September 12, 2003, ILEX paid the Company $775,000 in respect of Research and Development costs incurred by the Company for European drug development through August 31, 2003.

On December 30, 2003, the Company converted ILEX's option to a sublicense and ILEX paid the Company $3.5 million constituting an acceleration of milestone payments required pursuant to the co-development agreement. Further, ILEX agreed to pay an additional $2 million upon filing an NDA and a further $2 million six months thereafter. Pursuant to the original co-development agreement, ILEX was obligated to pay the Company $2.5 million upon completion of the pivotal phase II clinical trials; an additional $500,000 on filing an NDA for acute leukemias; and an additional $4.5 million within twelve months thereafter.

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

Anti-Estrogen Prostate. The Company has received Institutional Review Board approval from the Massachusetts General Hospital for a Phase II study of trilostane for the treatment of androgen independent prostate cancer. The study will be conducted by The Dana Faber Cancer Institute and currently is intended to commence in February 2004.

Operational Developments

In April 2003, the Company entered into an exclusive license agreement with CLL-Pharma ("CLL"), pursuant to which CLL has agreed to perform certain development works and studies to create a new formulation of modrenal in the form of a soft gel capsule. CLL intends to use its proprietary MIDDS-patented technology to perform this service on behalf of the Company. This new formulation, once in hand, will allow the Company to apply for necessary authorization, as required by applicable European health authorities, to sell modrenal throughout Europe. The Company paid and capitalized $175,000 related to development costs over an eighteen month period.

In May 2003, the Company entered into a sub-license agreement with Dechra Pharmaceuticals, plc ("Dechra"), pursuant to which Dechra has been granted a sub-license for all of Bioenvision's rights and entitlements to market and distribute modrenal in the United States and Canada solely in connection with animal health applications. Subject to certain circumstances, this agreement expires upon expiration of the last patent related to modrenal or the completion of the last royalty set forth in the agreement. The Company received a payment of $1.25 million upon execution of this agreement and may receive up to an additional $3.75 million upon the achievement by Dechra of certain milestones set forth in the agreement.

In May 2003, the Company entered into a master services agreement with Penn-Pharmaceutical Services Limited ("Penn"), pursuant to which Penn has agreed to label, package and distribute clofarabine on behalf of and at the Company's request. The services to be performed by Penn also include regulatory support and the manufacture, quality control, packaging and distribution of proprietary medicinal products including clinical trials supplies and samples. Subject to certain circumstances, the term of this agreement is twelve months and renews for subsequent twelve month periods unless either party tenders notice of termination upon no less than three months prior written notice.

In June 2003, the Company entered into a supply agreement with Ferro-Pfanstiehl Laboratories ("Ferro"), pursuant to which Ferro has agreed to manufacture and supply 100% of Bioenvision's global requirements for Clofarabine-API. Subject to certain circumstances, this agreement will expire on the fifth anniversary date of the first regulatory approval of Clofarabine drug product.

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

In September 2003, the Company and ILEX entered into an amendment to the co-development agreement, pursuant to which the Company collaborated with ILEX to co-develop an oral formulation for clofarabine; the rights and related costs of which will be shared equally.

On December 30, 2003, the Company converted ILEX's option to a sublicense and ILEX paid the Company $3.5 million constituting an acceleration of milestone payments required pursuant to the co-development agreement. Further, ILEX agreed to pay an additional $2 million upon filing an NDA and a further $2 million six months thereafter. Pursuant to the original co-development agreement, ILEX was obligated to pay the Company $2.5 million upon completion of the pivotal phase II clinical trials; an additional $500,000 on filing an NDA for acute leukemias; and an additional $4.5 million within twelve months thereafter. These non-refundable fees that were received pursuant to license and other collaborative agreements where the Company has continuing involvement are recorded as deferred revenue and recognized over the estimated service period. The related costs paid to SRI were also deferred and are being amortized over the same service period.

Deferred revenue

As of December 31, 2003, the Company reported deferred revenue of $4,651,785. This amount is comprised of a payment received by the Company of $1.25 million received from Dechra, as well as a payment of $3.5 million from ILEX. The Company is recognizing the payments on a straight line basis over the terms of the agreements through May 2014 and August 2004, respectively.

Deferred Costs

Deferred costs represent amounts that became due and payable upon the Company's execution of co-development and sub-licensing agreements. Since the revenue related to these agreements is to be realized over the life of the agreement, the Company has deferred the related costs. The Company amortizes such costs ratably, on a straight-line basis. As of December 31, 2003, the Company has deferred costs of $1,971,820.


NOTE F - Equity Transactions


In June 2002, the Company granted options to David Luci to purchase 380,000 shares of common stock at an exercise price of $1.95 per share, which equaled the stock price on the date of grant. Of this amount 50,000 options vested on June 28, 2002 and the remaining 330,000 options vest ratably over a three-year period on each anniversary date. On March 31, 2003, the Company entered into an Employment Agreement with Mr. Luci, pursuant to which, among other things, the exercise price for all of the 380,000 options were changed to $0.735 per share, which equaled the stock price on that date. In addition, the Company issued an additional 120,000 options at an exercise price of $.735 per share which vest immediately. As a result of the repricing of all of the 380,000 options, the Company will remeasure the intrinsic value of these options at the end of each reporting period and will record a charge for compensation expense to the extent the vested portion of the options are in the money. For the three months and six months ended December 31, 2003, the Company recognized stock based compensation income (expense) of $61,000 and $(654,000).

During the three months ended March 31, 2003, the Company also issued 20,000 options to another employee to purchase 20,000 shares of common stock at an exercise price of $1.42 per share. Of this amount, 10,000 options vest on January 9, 2004 and the remaining 10,000 options will vest on January 9, 2005.

During the three months ended December 31, 2003, the Company issued options to another employee to purchase 25,000 shares of common stock at an exercise price of $3.53 per share. Of this amount, 12,500 options vest on November 11, 2004 and the remaining 12,500 will vest on November 11, 2005.

During the three and six months ended December 31, 2003, certain holders of 476,666 shares of the Company's preferred stock converted such shares into 953,332 shares of the Company's common stock. In addition, during the three and six months ended December 31, 2003, certain holders of the Company's warrants converted an aggregate of 175,000 warrants into 175,000 shares of the Company's common stock. The Company received an aggregate $262,500, as payment for the conversion price with respect to the foregoing conversions. During the three and six month periods ended December 31, 2003, certain holders of options to purchase an aggregate of 1,080,000 shares of the Company's common stock were exercised pursuant to the cashless exercise feature available to such option holders and the Company issued 790,464 shares of its common stock in accordance therewith.

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

On February 5, 2002, we completed the acquisition of Pathagon Inc. Affiliates of SCO Capital owned 82% of Pathagon prior to the acquisition. In connection therewith, on February 1, 2002, we issued 7,000,000 shares of common stock to the former stockholders of Pathagon Inc.


NOTE H - New Accounting Pronouncements


In January 2003, the FASB issued interpretation No. 46, "Consolidation of Variable Interest Entities--An Interpretation of ARB No. 51" ("FIN 46"), which addresses consolidation of variable interest entities. FIN 46 expands the criteria for consideration in determining whether a variable interest entity should be consolidated by a business entity, and requires existing unconsolidated variable interest entities (which include, but are not limited to, Special Purpose Entities, or SPE's) to be consolidated by their primary beneficiaries if the entities do not effectively disburse risks among parties involved. This interpretation applies immediately to variable interest entities created after January 31, 2003 and variable interest entities in which an enterprise obtains any interest after that date. It applies in the first fiscal year or interim period ending after December 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 is not expected to have a material impact on the results of operation or financial position of the Company.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). The objective of SFAS 150 is to establish standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and for existing financial instruments after July 1, 2003. Adoption of SFAS 150 did not have a material impact on the results of operations or financial position of the Company.

In May 2003, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). EITF 00-21 provides guidance on how to determine when an arrangement that involves multiple revenue-generating activities or deliverables should be divided into separate units of accounting for revenue recognition purposes, and if this division is required, how the arrangement consideration should be allocated among the separate units of accounting. The guidance in the consensus is effective for revenue arrangements entered into in quarters beginning after June 15, 2003. The adoption of EITF 00-21 did not impact the Company's consolidated financial position or results of operations, but could affect the timing or pattern of revenue recognition for future collaborative research and/or license agreements.

NOTE I -  Litigation

On April 1, 2003, RLB Capital, Inc. filed a complaint against the Company in the Supreme Court of the State of New York (Index No. 601058/03). The Complaint alleges a breach of contract by the Company and demands judgment against the Company for $112,500 and warrants to acquire 75,000 shares of the Company's common stock. The Company submitted its Verified Answer on June 25, 2003 and, in pertinent part, denied RLB's allegations and asserted counterclaims based on negligence. In September 2003, the Company filed a motion for summary judgment and RLB filed its response on October 27, 2003. On November 12, 2003, the Supreme Court granted the motion for summary judgment and the complaint was dismissed. No assurance can be given that RLB will not appeal the court's decision, but management does not believe that any resulting judgment or settlement would have a material adverse effect on the Company, its financial position or results of operations. The Company maintains its counter claim against RLB Capital, which it intends to pursue.

On December 19, 2003, the Company filed a complaint against Dr. Deidre Tessman and Tessman Technology Ltd. in the Supreme Court of the State of New York, County of New York (Index No. 03-603984). An amended complaint alleges, among other things, breach of contract and negligence by Tessman and Tessman Technology and demands judgment against Tessman and Tessman Technology in an amount to be determined by the Court. Neither Tessman nor Tessman Technology has submitted an answer to the amended complaint to date, although Tessman and Tessman Technology have removed the action to the United States District Court for the Southern District of New York.

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

The following discussion and analysis of significant factors affecting the Company's operating results, liquidity and capital resources and should be read in conjunction with the accompanying financial statements and related notes.

Overview

We are an emerging biopharmaceutical company with a primary business focus on the development and distribution of drugs to treat cancer. We have acquired development and marketing rights to a portfolio of six platform technologies developed over the past 15 years from which a range of products have been derived and additional products may be developed in the future. We commenced marketing one of our lead products, Modrenal(R), and intend to continue to develop Clofarabine in Europe and seek a partner to develop Clofarabine in Japan and Southeast Asia. Further, we intend to continue to develop our other products and technologies that we believe offer unique market opportunities and/or complement our existing product lines. Once a product or technology has been launched into the market for a particular disease indication, we plan to work with numerous collaborators, both pharmaceutical and clinical, in the oncology community to extend the permitted uses of the product to other indications. In order to market our products effectively, we intend to develop marketing alliances with strategic partners and may co-promote and/or co-market in certain territories.

We have used a major portion of the proceeds of the May 2002 private placement to initiate clinical trials of Clofarabine in Europe. The initial emphasis will continue to be on the use of Clofarabine in the treatment of refractory acute leukemia in children and adults. We intend to seek label extensions in several indications, including chronic leukemias, lymphomas and solid tumors. The drug has received orphan drug designation in Europe for the treatment of refractory acute leukemia (ALL and AML). With respect to Modrenal(R), we intend in 2004 to conduct Phase II and Phase IV studies in breast cancer in Europe to expand the market potential for Modrenal(R) and to initiate Phase II studies in the United States in prostate cancer.

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

                                   Clofarabine

Based on clinical studies conducted to date, we believe that Clofarabine is effective in the treatment of leukemia and lymphoma. To expedite the commercialization of Clofarabine, we have entered into a co-development agreement with ILEX Oncology, Inc. ("ILEX") under which pivotal Phase II clinical trials of Clofarabine have been conducted. The combination of the Phase II trials in acute leukemia at M.D. Anderson Cancer Center and other leading cancer centers in the United States and Europe and the encouraging results from the Phase I, early Phase II studies and current Phase II studies lead us to be enthusiastic for the prospects of Clofarabine reaching the market, possibly as soon as the third quarter of calendar year 2004. The U.S. Food and Drug Administration recently indicated that it would review clofarabine for the treatment of refractory or relapsed acute lymphocytic leukemia ("ALL") in children under the "fast track" provision. "Fast track" status means that the FDA will start reviewing clinical trial data even before the entire New Drug Application ("NDA") is complete. The FDA could complete its review within six months.

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

 Preliminary results from ongoing clinical studies indicate that Clofarabine may be an effective treatment for acute leukemias in adult and pediatric patients that have become resistant, or refractory, to prior treatment. According to researchers at the M.D. Anderson Cancer Center, interim Phase II study results showed that 45% of adults with acute myelogenous leukemia ("AML") achieved a complete remission ("CR") rate, and ALL patients achieved a 20% CR rate when treated with Clofarabine as a single agent. Data from a separate Phase I dose-escalation study demonstrated a 25% CR rate, and an overall response rate of 40%, in children with acute leukemias who were refractory to previous therapy. Trials in adult and pediatric acute leukemias are currently ongoing in the United States and have commenced in Europe. Complete remission, in this context, means complete clearance of all leukemic cells from the blood and normalization of the blood count, sustained for a period of more than four weeks.

                                   Modrenal(R)

We launched Modrenal(R), in May 2003 in the United Kingdom, where we obtained regulatory approval for its use in the treatment of post-menopausal breast cancer. In August 2003, pursuant to an amendment to our co-development agreement with Stegram Pharmaceuticals plc ("Stegram"), we obtained the right to market Modrenal(R) in the United Kingdom and have succeeded to Stegram's existing revenue streams from U.K. sales.

Our management believes that Modrenal(R) works by a unique action, as compared with other commercially available drugs, to treat post-menopausal breast cancer. We believe that Modrenal(R) alters the way in which the female hormone, estrogen, binds to the hormone receptor on the cell in a previously unrecognized fashion. In particular, it changes the manner in which

                       BIOENVISION, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION - CONTINUED

the hormone acts on a newly identified second estrogen receptor, ER beta ("ER(beta)"). Modrenal(R) is the first drug to be commercially available in a new class of agents that specifically target ER(beta). This would target patients that have hormone-sensitive cancers and have become resistant, or refractory, to prior hormone treatments, such as Tamoxifen(R) or aromatase inhibitors. We believe that the potential market for Modrenal(R), based upon the sales of currently available drugs for hormonal therapy for breast cancers, is in excess of $1.8 billion of sales per annum worldwide. The results of extensive clinical trials to date with Modrenal(R) illustrate that it is at least as effective in second line or third line treatment of advanced breast cancer as the currently available hormonal treatments, such as the SERM's and aromatase inhibitors, and more effective than these agents in certain specific patient types, such as those who have become Tamoxifen(R) refractory.

        Company Status

We have made significant progress in developing our product portfolio over the past twelve months, and have multiple products in clinical trials. We have incurred losses during this emerging stage. We anticipate that revenues derived from the two lead drugs will permit us to further develop our other products and potential products currently in our development portfolio. We have commenced marketing one of our lead products, Modrenal(R), and we intend to continue developing our existing platform technologies with a primary business focus on drugs to treat cancer, and commercializing products derived from such technologies. A key element of our business strategy is to continue to develop new technologies and products that we believe offer unique market opportunities and/or complement our existing product lines. As a result of the acquisition of Pathagon Inc., in February 2002, we have several anti-infective technologies. These include the OLIGON(R) technology, an advanced biomaterial that has been approved for certain indications by the FDA in the United States, and is being sold by a product co-development partner, and the use of thiazine dyes, such as methylene blue, which are used for in vitro and in vivos inactivation of pathogens (viruses, bacteria and fungus) in biological fluids. It is not the Company's strategy to sell devices or to expand into the anit-infective market per se, but the technology obtained in the Pathagon acquisition has specific application for support of the cancer patient and oncology treatment. We have had discussions with potential product co-development partners from time to time, and plan to continue to explore the possibilities for co-development and sub-licensing in order to implement our development plans.

In addition, we believe that some of our products may have applications in treating non-cancer conditions in humans and in animals. Those conditions are outside our core business focus and we do not presently intend to devote a substantial portion of our resources to addressing those conditions. In May 2003, we entered into a Sub-License Agreement with Dechra Pharmaceuticals, plc ("Dechra"), pursuant to which Bioenvision sub-licensed to Dechra the marketing and development rights to modrestane, solely with respect to animal health applications, in the United States and Canada. We received $1.25 million in cash, together with future milestone and royalty payments which are contingent upon the occurrence of certain events. We intend to continue to try to exploit these types of opportunities as they arise.

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

Results of Operations

We have acquired development and marketing rights to a portfolio of six platform technologies developed over the past fifteen years, from which a range of products have been derived and additional products may be developed in the future. Although we intend to commence marketing our lead product, Modrenal
(TM), and to continue developing our existing platform technologies and commercializing products derived from such technologies, a key element of our business strategy is to continue to develop new technologies and products that we believe offer unique market opportunities and/or complement our existing product lines. Once a product or technology has been launched into the market for a particular disease indication, we plan to work with numerous collaborators, both pharmaceutical and clinical, in the oncology community to extend the permitted uses of the product to other indications. In order to market our products effectively, we intend to develop marketing alliances with strategic partners and may co-promote and/or co-market in certain territories.


The Company reported revenues of $82,000 and $209,000 for the three month period ended December 31, 2003 and 2002, respectively. For the six months ended December 31, 2003 and 2002, the Company reported revenues of $137,000 and $418,000. Revenues reflect our agreement with our co-development partners and/or licenses in connection with our platform of drugs and technologies.

Research and development costs for the three months ended December 31, 2003 and 2002 were $747,000 and $322,000, respectively, an increase of $425,000. This increase is primarily attributable to increased royalty payments under certain development contracts. Research and development costs for the six months ended December 31, 2003 and 2002 were $1,551,000 and $842,000, respectively, an increase of $709,000. The increase reflects royalty payments under certain development contracts.

Selling, general and administrative expenses for the three months ended December 31, 2003 and 2002 were $919,000 and $548,000, respectively, an increase of $371,000. The increase is primarily attributable to the Company's increase in sales and marketing activity. Selling, general and administrative expenses (including stock based compensation of $1,099,000 and $423,000 for the six months ended December 31, 2003 and 2002 were $3,357,000 and $1,693,000, respectively, an increase of $1,664,000. This increase is primarily attributable to the Company's increased sales and marketing activities since the May 2002 financing, the option re-pricing of 653,908, the Company's re-constituting its wholly-owned subsidiary, Bioenvision Limited, as a fully operational sales and marketing subsidiary, salaries of newly-added employees of approximately 65,000, rent at both Company's new principal executive offices in New York, New York and new rental facility for its sales and marketing subsidiary in Edinburgh, Scotland of approximately $20,000, travel expenses, insurance costs and other customary costs associated with our becoming an operating company.

Depreciation and amortization expense for the three month and six month period ended December 31, 2003 were $340,000 and $670,000 compared to the three month and six month period ended December 31, 2002 of $335,000 and $667,000. The increase in amortization is related to the amortization of certain intangible assets acquired by the Company.


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

                       BIOENVISION, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION - CONTINUED

We received a milestone payment from ILEX of $25 million on December 30, 2003, upon executing an amendment to the co-development agreement. This payment related to the achievement of a milestone; namely, completion of pivotal phase II trials. Pursuant to the Company's co-development agreement with SRI, the Company immediately pays $1.75 million of such milestone payment to SRI.

On December 31, 2003, we have cash and cash equivalents of $6,969,539 and working capital of $3,115,285, which management believes will be sufficient to continue currently planned operations over the next twelve months. Although we do not currently intend to raise any additional funds for the next twelve months, we cannot ensure additional funds will not be raised during such period because of the significant scale-up of our operating activities, including clofarabine development and the launch of modrenal.

Further, a key element of our business strategy is to continue to develop new technologies and products that we believe offer unique market opportunities and/or complement our existing product lines. We are not presently considering any such transactions, and we do not presently expect to acquire any significant assets over the coming twelve month period, but if any such opportunity arises and we deem it to be in our interests to pursue such an opportunity, it is possible that additional financing would be required for such a purpose.

The Company has the following commitments as of December 31, 2003:

                                    Payments Due in
                           Total          2004           2005         2006
Employee Contracts         199,800        199,800          -           -
Occupancy Lease            328,300        121,200        166,100      41,000
Total                      528,100        321,000        166,100      41,000

In management's opinion, cash flows from operations and borrowing capacity combined with cash on hand will provide adequate flexibility for funding the Company's working capital obligations for the next twelve months. However, there can be no assurance that suitable debt or equity financing will be available for the Company. The Company has a commitment under its operating lease with the New York office. The Company leases 3,299 square feet under a lease that expires on December 31, 2005. The Company is a party to an additional month-to-month lease agreement for its subsidiary, Bioenvision Limited


The Company is required to accrue for and pay a dividend of 5%, subject to certain adjustments, on its cumulative Series A Convertible Participating Preferred Stock. In the event of a voluntary or involuntary liquidation or dissolution of the Company, before any distribution of assets shall be made to the holders of the Company's securities which are junior to the preferred stock (such as the common stock), holders of the preferred stock shall be paid out of the assets of the Company legally available for distribution to the Company's stockholders an amount per share equal to the initial original issue price ($3.00) subject to certain adjustments plus all accrued but unpaid dividends on such preferred stock.

Subsequent Events

On January 20, 2004, the Company appointed Dr. Michael Kauffman to the board of directors.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-QSB was made under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Accounting Officer. The Company's management, including its Chief Executive Officer and Chief Accounting Officer, does not expect that its disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. The inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with its policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Based upon the evaluation of disclosure controls and procedures, the Chief Executive Officer and Chief Accounting Officer of the Company have concluded that, subject to the limitations noted above, the Company's disclosure controls and procedures were effective to ensure that material information relating to the Company and the Company's consolidated subsidiaries would be made known to them by others within those entities to allow timely decisions regarding required disclosures.

Changes in Internal Controls

There was no significant change in our "internal control over financial reporting" (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                       BIOENVISION, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On April 1, 2003, RLB Capital, Inc. filed a complaint against the Company in the Supreme Court of the State of New York (Index No. 601058/03). The Complaint alleges a breach of contract by the Company and demands judgment against the Company for $112,500 and warrants to acquire 75,000 shares of the Company's common stock. The Company submitted its Verified Answer on June 25, 2003 and, in pertinent part, denied RLB's allegations and asserted counterclaims based on negligence. In September 2003, the Company filed a motion for summary judgment and RLB filed its response on October 27, 2003. On November 12, 2003, the Supreme Court granted the motion for summary judgment and the complaint was dismissed. No assurance can be given that RLB will not appeal the court's decision, but management does not believe that any resulting judgment or settlement would have a material adverse effect on the Company, its financial position or results of operations. The Company maintains its counter claim against RLB Capital, which it intends to pursue.

On December 19, 2003, the Company filed a complaint against Dr. Deidre Tessman and Tessman Technology Ltd. in the Supreme Court of the State of New York, County of New York (Index No. 03-603984). An amended complaint alleges, among other things, breach of contract and negligence by Tessman and Tessman Technology and demands judgment against Tessman and Tessman Technology in an amount to be determined by the Court. Neither Tessman nor Tessman Technology has submitted an answer to the amended complaint to date, although Tessman and Tessman Technology have removed the action to the United States District Court for the Southern District of New York.

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

Item 6. Exhibits and Reports on Form 8-K

A) Exhibits

    3.1 Certificate of Amendment of Certificate of Incorporation, filed January 14, 2004.

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






Date:  February 17, 2004      By:  /s/ Christopher B. Wood M.D.
                                   ----------------------------
                                   Christopher B. Wood M.D.
                                   Chairman and Chief Executive Officer
                                   (Principal Executive Officer)




Date:  February 17, 2004     By:  /s/ David P. Luci
                                  -----------------
                                  David P. Luci
                                  Director of Finance and General Counsel
                                  (Principal Accounting Officer)

                                  EXHIBIT INDEX

Exhibit No.

3.1 Certificate of Amendment of Certificate of Incorporation, filed January 14, 2004.



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