Form 10QSB/A
period 2003-12-31
BIOENVISION INC
filed 2004-02-18
CIK 1028205

FORM 10-QSB/A
                                (Amendment No. 1)

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

Deferred revenue

As of December 31, 2003, the Company reported deferred revenue of $4,651,785. This amount is comprised of a payment received by the Company of $1.25 million received from Dechra, as well as a payment of $3.5 million from ILEX. The Company is recognizing the payments on a straight line basis over the terms of the agreements through May 2014 and March 2021, respectively.

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

Our primary business strategy is to develop and commercialize our two lead drugs, Clofarabine and Modrenal(R) for sale in the territories within which we have licensed the right to sell, market and distribute these drugs. However, our board of directors is evaluating a broad range of strategic alternatives for the Company and its products, including the continued commercializing by us of our lead drugs (Clofarabine and Modrenal(R)), potential licensing and/or co-development arrangements with other pharmaceutical companies, and the disposition of all or a portion of our business.

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

                       BIOENVISION, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION - CONTINUED

We received a milestone payment from ILEX of $3.5 million on December 30, 2003, upon executing an amendment to the co-development agreement. This payment related to the achievement of a milestone; namely, completion of pivotal phase II trials. Pursuant to the Company's co-development agreement with SRI, the Company immediately paid $1.75 million of such milestone payment to SRI.

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






Date:  February 18, 2004      By:  /s/ Christopher B. Wood M.D.
                                   ----------------------------
                                   Christopher B. Wood M.D.
                                   Chairman and Chief Executive Officer
                                   (Principal Executive Officer)




Date:  February 18, 2004     By:  /s/ David P. Luci
                                  -----------------
                                  David P. Luci
                                  Director of Finance and General Counsel
                                  (Principal Accounting Officer)

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