Form 10KSB/A
period 2003-06-30
BIOENVISION INC
filed 2004-04-02
CIK 1028205

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


The aggregate market value of the voting stock held by non-affiliates computed by reference to the last price at which the stock was sold, as of March 23, 2004, was $193,797,505. The number of shares of common stock outstanding as of March 23, 2004 was 22,934,616.

                                     PART I


            Except for  historical  information  contained  herein,  this annual report on Form 10-KSB contains forward-looking statements within the meaning of the Section 21E of the Securities and Exchange Act of 1934, as amended, which involve certain risks and uncertainties. Forward-looking statements are included with respect to, among other things, the Company's current business plan, "Factors that May Effect our Business", and Managements Discussion and Analysis of Results of Operations". These forward-looking statements are identified by their use of such terms and phrases as "intends," "intend," "intended," "goal," "estimate," "estimates," "expects," "expect," "expected," "project," "projected," "projections," "plans," "anticipates," "anticipated," "should," "designed to," "foreseeable future," "believe," "believes" and "scheduled" and similar expressions. The Company's actual results or outcomes may differ materially from those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.


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


Modrenal(R)(emerging endocrine resistance technology)


o           Novel mode of action on estrogen receptors

o Increases estrogen binding to ER(beta) resulting in decreased cancer cell proliferation

o           35% overall  clinical  benefit rate in multi-center  clinical trial:
            meta-analysis of 714 patients with advanced progressive post-menopausal breast cancer

o 55% clinical benefit rate in patients who have become resistant to tamoxifen therapy

o           Possible synergistic combination therapy with tamoxifen


o           Phase II clinical trial commencing in prostate cancer Q2 of calendar
            2004


Clofarabine (purine nucleoside anti-metabolite technology)

o Next generation, halogenated-purine nucleoside analogue, designed to overcome the limitations and incorporate the best qualities of both fludarabine (Fludara(R)) and cladribine (Leustatin(R)).

o           Multiple Mechanisms of Action:

            o Potent Inhibition of DNA Synthesis and Repair(active in dividing cancer cells).

            o           Induces   Apoptotic  (cell  death)  Pathway  (active  in
                        non-dividing cancer cells).

o Potent ability to kill cancer cells in a wide range of cell lines, including leukemia, non-small cell lung, colon, melanoma, ovarian, renal, prostate, and breast cancer lines.

o Significant clinical benefit demonstrated in both pediatric and adult leukemias:

            o Overall response rates in relapsed/refractory pediatric acute leukemias of between 25% and 36% achieved.

            o Overall response rates in relapsed/refractory adult acute myeloid leukaemia (AML) and chronic myeloid leukaemia in blast crisis (CML-BP) of between 55% and 64% achieved.

o Solid tumor studies initiated with both the oral and intravenous formulations of clofarabine.

Anti-Cancer Product Portfolio
-----------------------------


Our  anti-cancer   product  portfolio  includes  three  products,   Modrenal(R),
Clofarabine, Gossypol, used or which may be useful in eight indications and one technology, Gene Therapy, which may be useful in two indications.

            Modrenal(R)

We have the exclusive right to market and distribute Modrenal(R) (trilostane) throughout the world for all human applications. Our exclusive license expires upon the last to expire of the patents used or useful in connection with the marketing of Modrenal(R). Given that we have new patent applications filed which are subject to issuance, we expect the last to expire of our underlying patents will be 2020.

Modrenal(R) is currently at market in the United Kingdom for the treatment of women with advanced post menopausal breast cancer. We have a very small marketing team that markets Modrenal(R) in the United Kingdom, and we record revenues accordingly.

Modrenal is in Phase II clinical studies in prostate cancer trials, and in Q2-Q3 2004, we intend to commence a Phase IV study in postmenopausal breast cancer and a Phase II study in pre-menopausal breast cancer.

            Clofarabine

We have the exclusive right to manufacture, market and distribute Clofarabine for all human applications in all areas of the world other than Japan and Southeast Asia. We sublicensed the right to manufacture, market and distribute Clofarabine in the U.S. and Canada to ILEX Oncology, Inc. solely with respect to human cancer applications. We maintain our exclusive rights until the last to expire of the patents used or useful in our development and sales efforts which we expect to occur in 2020.

Currently, Clofarabine is in pivotal Phase II Clinical Trials for the treatment of pediatric acute leukemias. The final part of a rolling NDA will be filed with the FDA by early Q2, 2004. The drug has a Fast Track Designation and therefore we expect an FDA ruling by Q3,2004. As indicated in the previous paragraph, ILEX has the rights to market Clofarabine in the U.S. and we would receive a royalty on U.S. annual net sales.

Clofarabine is also in Phase II Clinical Trials in a range of hematological cancers and Phase I clinical trials in solid tumors.

            Gossypol

We have the exclusive world-wide right to manufacture and market an optical isomer of gossypol for human and veterinary applications. Currently gossypol, to which we have ascribed the provisional trade name of Velostan, is completing the manufacturing process. We have developed a novel method of separating the enantiomers of gossypol and we are seeking patent protection for the process. We expect to initiate Phase I clinical trials with the drug in Q2, 2004. The primary indication we are targeting for the drug is in bladder cancer, although the drug may show efficacy in other tumor indications

            Gene Therapy

            We have the exclusive world-wide right to develop products from a gene therapy platform technology. To date, we have incorporated three human genes into the proprietary technology and we have tested two of these in preliminary clinical trials, with the emphasis on the treatment of patients with end-stage liver disease. Management believes the technology may also have application in patients undergoing chemotherapy for cancer. We maintain our exclusive rights until the last to expire of the patents which we expect to occur in 2017.

Non-Cancer Product Portfolio
----------------------------

Our non-cancer product portfolio is as follows:


Oligon(R) and Methylene Blue

            We have the exclusive world-wide right to manufacture and market an anti-infective technology for the use of thiazine dyes, including Methylene Blue, and for other anti-infective uses. With the acquisition of Pathagon in February 2002, we acquired the exclusive worldwide license to this technology and license this technology from Oklahoma Medical Research Foundation. We maintain our exclusive license until the last to expire of the underlying patents. Currently, there are six patents issued in the U.S. and additional patents have been filed in the U.S., Europe, Canada and Japan.


            We have sub-licensed the right to market the technology in the U.S. to Edwards Lifesciences which is currently marketing the technology in its line of short-term vascular access catheters. Bioenvision earns a nominal royalty on annual net sales from Edwards Lifesciences.



Products and Technologies

            The following is a description of our current portfolio of platform technologies.

        Purine Nucleoside Technology


            We have a license from Southern Research Institute, Birmingham, Alabama, to develop and market purine nucleoside analogs which, based on third-party studies conducted to date, may be effective in the treatment of leukemia and lymphoma. These studies were conducted by MD Anderson Cancer Center on behalf of the Company, ILEX and several United States hospitals involved with ILEX clinical studies. The lead compound of these purine-based nucleosides is known as Clofarabine. To facilitate its development, we entered into a co-development agreement with Ilex Oncology, Inc. ("Ilex") in March 2001, pursuant to which we granted Ilex an option on a sub-license to make, sell and distribute Clofarabine in the United States and Canada, subject to successful completion of certain milestones. Clofarabine has successfully completed Phase I/II clinical trials at M.D. Anderson Cancer Center, Houston, Texas. Three Phase II clinical trials have begun at MD Anderson and will be extended to other leading centers in the United States and Europe. In addition, a clinical trial exemption certificate has been granted for Clofarabine in the United Kingdom and approval for a Phase I/II trial of Clofarabine in lymphoma has been obtained in Switzerland. In January 2002, the European orphan drug application for use of Clofarabine to treat acute leukemia in adults was approved. The drug also has been granted orphan drug status in the United States. The combination of the Phase II trials in acute leukemia at M.D. Anderson Cancer Center and other leading cancer centers in the U.S. and Europe and the encouraging results from the Phase I, early Phase II studies and current Phase II studies lead us to be enthusiastic for the prospects of Clofarabine reaching the market, possibly as soon as the third quarter of calendar year 2004. The United States Food and Drug Administration recently indicated that it would review clofarabine for the treatment of refractory or relapsed ALL in children more quickly than normal after having granted "fast track" status to clofarabine. "Fast track" status means that the FDA will start reviewing clinical trial data even before the entire New Drug Application ("NDA") is complete. The FDA could complete its review within six months rather than the normal 12 month review period. We believe the set of clinical data from the current Phase II clinical trials could serve as the basis for a marking application, which we believe could be filed as early as April 2004. Management believes that the "fast track" designation may also result in our more expeditiously gaining marketing approval for clofarabine for the treatment of refractory or relapsed ALL.

            ILEX is obligated to pay us royalties on US and Canadian annual net sales of Clofarabine on a sliding scale from 5.25% to 11.25%. The minimum royalty of 5.25% applies to annual net sales of up to $30 million per year and the maximum 11.25% royalty rate applies to annual net sales at or above $500 million per year. SRI receives royalties on the same scale of US and Canadian annual net sales from 3.5% to 7.5% from each of Bioenvision and ILEX. We pay royalties to each of SRI and ILEX in the amount of 3.5% to 7.5% on the same scale as applies to the ILEX royalty payment obligations noted above. ILEX also is responsible for 50% of our research and development costs associated with Clofarabine development in the Territory (worldwide outside of Japan and Southeast Asia) other than the US and Canada.

            Under the terms of the agreement with Southern Research Institute, we were granted the exclusive worldwide license, excluding Japan and Southeast Asia, to make, use and sell products derived from the technology for a term expiring on the date of expiration of the last patent covered by the license (subject to earlier termination under certain circumstances), and to utilize technical information related to the technology to obtain patent and other proprietary rights to products developed by us and by Southern Research Institute from the technology. The current projected expiration date of the license is March 2021. We currently are developing Clofarabine for the treatment of leukemia and lymphoma and we plan to study its potential role in treatment of solid tumors. In August 2003, SRI granted us an irrevocable, exclusive option to make, use and sell products derived from the technology in Japan and Southeast Asia. We intend to convert the option to a license upon sourcing an appropriate co-marketing partner to develop these rights in such territory.

            Pre-clinical and clinical testing of Clofarabine demonstrated that the drug has anti-tumor activity against a range of human and animal cancers, including hematological malignancies and several solid tumors. Approximately 360 people participated in this clinical testing. In addition, Clofarabine has been shown to have good oral bioavailability, and in conjunction with ILEX, we have developed and expect to complete an oral formulation for clofarabine prior to December 2003. Results from ongoing clinical studies indicate that Clofarabine may be an effective treatment for relapsed acute leukemias in adult and pediatric patients, as well as acute leukemias in adult and pediatric patients that have become resistant, or refractory, to prior treatments. According to researchers at M.D. Anderson Cancer Center, interim Phase II study results showed that 45% of adults with acute myelogenous leukemia (AML) achieved a complete remission (CR) rate, and acute lymphocytic leukemia (ALL) patients achieved a 20% CR rate when treated with Clofarabine as a single agent. Data from a separate Phase I dose-escalation study demonstrated a 25% CR rate, and an overall response rate of 40%, in children with acute leukemias who were refractory to previous therapy. Trials in pediatric acute leukemias are currently ongoing in the U.S. and are planned to commence in Europe later this calendar year. Complete remission, in this context, means complete clearance of all leukemic cells from the blood and normalization of the blood count, sustained for a period of more than four weeks. In this context, a response, or partial response, has largely the same meaning, except that the bone marrow may still contain more than five percent but less than 25% blast cells (leukemic cells).


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


            Because Clofarabine is a potent inhibitor of DNA repair, we, along with our co-development partners in North America, ILEX, are exploring the potential use of Clofarabine in combination with DNA damaging agents. This strategy has already been validated through the combination of Fludarabine(R) with cyclophosphamide in the treatment of chronic lymphocytic leukemia (CLL) because Fludarabine, like clofarabine, is in the same class of compounds, known as purine nucleoside analogs, with similar mechanisms of action in that the both work by damaging DNA in a cancer cell. Public reports indicate that Fludarabine, used in combination with a cyclophosphamide agent, blocks enzymes which promote cancer cell growth. Because Clofarabine and Fludarabine are in the same class of cancer agents with similar modes of action, we believe use of Clofarabine in combination with DNA damaging agents may have the same effect as with Fludarabine.


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

        Selective Steroid Receptor Modulation Technology


            Selective steroid receptor modulation technology, the lead compound of which is currently approved by regulatory authorities in the United Kingdom for the treatment of advanced breast cancer in post-menopausal women, has also been approved by regulatory authorities in Germany, for the treatment of certain adrenal disorders, such as Cushing's Disease. The product had also received marketing approval for the treatment of Cushing's disease in certain other European countries and the United States. The lead product, trilostane, is currently approved for marketing under the names Modrenal(R) and Modrastane(R). We receive royalty payments from Dechra on sales of trilostane in the veterinary market in Europe.


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


            Trilostane has been extensively studied in controlled trials in the United States, Europe and Australia, and almost 800 patients with breast cancer have been treated with trilostane. Of these 800 patients, 87 of them were given the drug in the United States as part of an FDA-approved trial. Its anti-tumor activity has been well documented and the drug has been shown to produce tumor response rates (i.e. arrest the growth of the tumor) of up to 55% in women with hormone-sensitive breast cancer. In a sub-set analysis of the clinical trial data, patients with hormone-sensitive breast cancer who had responded to one or more hormonal therapies were given trilostane upon relapse of the cancer. The response rate was above 40% in this group of patients. This compares to a response rate of about 30-35% with currently marketed aromatase inhibitors and approximately 25% with herceptin given as second line therapy. Most of the patients in the sub-set had received Tamoxifen(R) as first-line therapy. Thus, trilostane given as follow-on, or salvage, therapy has a response rate in excess of those reported for the drugs currently in use for second-line treatment in this disease. Furthermore, trilostane has an acceptable side-effect profile. On the basis of these data, trilostane was granted a product license in the United Kingdom for the treatment of post-menopausal breast cancer.


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


            We launched Modrenal(R) in May 2003 in the United Kingdom for use in
the treatment of post-menopausal breast cancer. We also intend to seek regulatory approval for Modrenal(R) in the United States as salvage therapy for hormone-sensitive breast cancers and hormone independent prostate cancers. This would target patients that have hormone-sensitive cancers and have become refractory to prior hormone treatments, such as Tamoxifen(R) or aromatase inhibitors. We believe that the potential market for Modrenal(R), based upon the sales of currently available drugs for hormonal therapy for breast cancers, is in excess of $1.8 billion of sales per annum worldwide. The results of 11 clinical trails to date, with a total of 783 patients tested, in the United States, Europe and Australia with Modrenal(R) show that it is at least as effective in second line or third line treatment of advanced breast cancer as the currently available hormonal treatments, such as the selective estrogen receptor modulators, or SERMs, and aromatase inhibitors. In the view of several clinicians and investigators familiar with Modrenal's mode of action, Modrenal(R) is most effective in certain specific patient types, such as those who have become Tamoxifen(R)-refractory. Furthermore, our management currently intends to price Modrenal(R) in such a manner as to make treatment with Modrenal(R) compare very favorably, on a price basis, with the cost of treatment with the existing drugs used for second line or third line therapy. We believe that this pricing strategy should result in cost benefits for physicians, patients and health-care systems.


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



        Methylene Blue Technology


            We have licensed from Oklahoma Medical Research Foundation the rights to use a range of thiazine dyes, the most well known of which is methylene blue, for the in vitro and in vivo inactivation of pathogens in biological fluids. Methylene blue, especially when irradiated by light, acts by preventing replication of nucleic acid (DNA and RNA) in pathogens. Currently, we do not derive any revenues from its commercial use.


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

        Animal Health Products


            We also have one animal health product, Veteryl(R), at market in the United Kingdom for the treatment of Cushing's disease in dogs. In November 2001, we granted to Arnolds Ltd., a major distributor of animal products in the United Kingdom, the right to market the drug for a six-month trial period, after which time, if the results were satisfactory to Arnolds, we would enter into a licensing arrangement whereby Arnolds would pay royalties to us on sales from April 2002 onward. During the trial period, Arnolds posted more than $400,000 of sales of the drug. Arnolds has licensed the drug from us for sale in the United Kingdom market in consideration of a payment of a 5% royalty on sales. Separately, in May 2003, we granted to Dechra Pharmaceuticals, PLC, an affiliate of Arnolds Ltd., the exclusive right to market the drug in the United States for $5.5 million of total consideration (including milestone payments) and a royalty of 2%-4% of annual net sales.


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


            As a result of the licenses described above, we are the exclusive licensee or sublicensee of three United States patents expiring in 2005, 2008 and 2014 relating to compounds, pharmaceutical compositions and methods of use encompassing clofarbine. We have also filed two United States patent applications relating to the use of clofarbine in autoimmune diseases. Although the basic patents to trilostane have expired, we are the exclusive licensee of several United States and foreign patent applications relating to the use of trilostane alone or in combination with anticancer agents.


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

Sales and Marketing

            We intend to establish strategic partnerships for the marketing, sales and distribution of our products in North America and certain countries in Europe. As of the date of this annual report on From 10-KSB, we have one such arrangement in place with Ilex for the co-development and marketing of one of our initial lead products, clofarabine, and another arrangement with Edwards Lifesciences for the marketing of short-term vascular access catheters using the OLIGON(R) technology. We have also engaged in our own marketing and sales efforts in connection with the marketing and sale of Modrenal(R) in the United Kingdom and upon regulatory authorities' granting mutual recognition with which we intend to apply during calendar 2004, throughout Europe. However, in order to market any of our products effectively, we would need to establish a much more integrated marketing and sales force with technical expertise and distribution capability or contract with other pharmaceutical and/or health care companies with distribution systems and direct sales forces.


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

Industry Overview


            We believe the biopharmaceutical industry has evolved significantly since its commercial inception in the 1970s and is currently approaching a period of sustained growth. To be successful, we believe biopharmaceutical companies must have the ability to harness rapidly advancing technology, provide solutions for previously unmet therapeutic needs, ensure faster development of new drugs and allow flexibility to exploit changing market conditions. We seek to engage in this new generation of biopharmaceutical companies, linking the technological skills of doctors and scientists in Europe and North America with the U.S. and European capital markets.


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



Forecast Global Cancer Treatment Market 2001 - 2007 (amounts in $ billions)
---------------------------------------------------------------------------

Drug Class                   2001         2002       2003        2004        2005       2006         2007
------------------------  ----------- ----------- ----------- ----------- ---------- ----------- ------------

Adjunct therapies           $11,321      $11,834    $12,347     $12,860     $13,373    $13,752     $14,132
Cytotoxics                    8,651        9,136      9,501       9,881      10,277     10,585      10,902
Hormonals                     5,720        5,841      5,950       5,952       5,856      5,688       5,464
Innovative agents             3,679        4,665      5,650       7,126       8,602     10,432      12,261
                          ----------- ----------- ----------- ----------- ---------- ----------- ------------
            TOTALS          $29,372      $31,476    $33,448     $35,820     $38,108    $40,457     $42,760
                          =========== =========== =========== =========== =========== =========== ===========
Source:  Reuters, 2002


            We believe that new cancer therapies increasingly will be required to be more cost-effective and allow for alternate site or in-home treatment and to improve patient quality of life during treatment.


            With respect to our products and technologies within the overall cancer market, Clofarabine and Gossypol constitute cytotoxic agents and Modrenal constitutes a hormonal agent, in each case, which we believe may have significant market potential both in the U.S. and other parts of the world. Although we have received orphan drug status for Clofarabine in the U.S. and Europe in pediatric and adult acute leukemias, we continue to develop the drug, in conjunction with our U.S. co-development partner, ILEX Oncology, Inc., in other indications with broader markets including solid tumors and combination studies. If Clofarabine demonstrates efficacy in all of these indications, we believe it has potential to be a leading drug in the U.S. and Europe in hematological cancers with widespread use in solid tumors. We believe efficacy data on the use of Gossypol in bladder cancers will be available as early as Q1 2005 upon completion of our initial clinical trial. Modrenal is an approved agent which we market for the treatment of post-menopausal women with advanced breast cancer in the United Kingdom and we anticipate receiving mutual recognition from other European Union member states in Q1 2005. Taken together, we believe this portion of our cancer drug portfolio could create a significant commercial advantage for our company and our stockholders.


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

            Any products manufactured or distributed under FDA clearances or approvals are subject to pervasive and continuing regulation by the FDA, including record-keeping requirements and reporting of adverse experiences with the products. Drug manufacturers and their subcontractors are required to register with the FDA and state agencies, and are subject to periodic unannounced inspections by the FDA and state agencies for compliance with good manufacturing practices, which impose procedural and documentation requirements upon manufacturers and their third party manufacturers

            We are subject to numerous other federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control, and disposal of hazardous or potentially hazardous substances. We may incur significant costs to comply with such laws and regulations now or in the future. In addition, we cannot predict what adverse governmental regulations may arise from future United States or foreign governmental action.

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



                                                                                                                            Growth
                                                                                         1999         2000      2001       2000-01
Company      Brand                   Generic                 Class                       ($m)         ($m)      ($m)          (%)
------------ ----------------------- ----------------------  ------------------------  ---------  ----------  --------  ------------
BMS          Taxol                   Paclitaxel              Other Cytotoxics            1,481       1,592      1,197          -24.8
Aventis      Taxotere                Docctaxel               Other Cytotoxics              461         686        925           34.8
Lilly        Gemzar                  Gemcitabine             Antimetabolite                453         559        723           29.3
BMS          Paraplatin              Carboplatin             Other Cytotoxics              600         690        702            1.7
Pharmacia    Camptosar               irinorccan              Other Cytotoxics              293         441        613           39.0
Taiho        UFT                     tegafur uracil          Antimetabolite                460         440        420e          -4.5
Pharmacia    Pharmorubicin/Ellence   cpirubein               Cytotoxic Antibiotics         206         199        261           31.2
Ivax         Paxene                  paclitaxel              Other Cytotoxics              n/a          35        215          514.3
Roche        Furtulon                doxifluridine           Antimetabolite                166         201        201            0.0
Aventis      Campro                  irinotecan              Other Cytotoxics               83         139        186           33.8
Sanofi       Eloxatine               oxilaplatin             Other Cytotoxics               72         130        181           39.2
SP           Temodar                 temozolomide            Alkylating agents              36         121        180           48.8
Roche        Xeloda                  capecitabine            Antimetabolite                 53          89        155           74.0
GSK          Hycarntin               topotecan               Other Cytotoxics              141         144        131           -9.0
Schering AG  Fludara                 fludarabine             Antimetabolite                 79         102        120           17.6
BMS          Ifex                    ifosfamide              Alkylating agents              88         108        120e          11.1
Alza US      Doxil/Caelyx            liposomal/ doxorubicin  Cytotoxic Antibiotics          66          82        100           22.0
Pierre Fabre Navelbine               vinorelbine             Vae                            76          82         90e           9.8
Wyeth        Novantrone              mitoxantrone            Cytotoxic Antibiotics          45          60         71           18.7
BMS          VcPesid                 ctoposide               Vae                            77          70         65e          -7.1
GSK          Navelbine               vinorelbine             Vae                            67          65         63e          -3.1
Pharmacia    Adriamycin              doxorubicin             Cytotoxic Antibiotics          65          62         55e         -11.3
BMS          Hydrea                  hydroxyurea             Alkylating agents              56          52         48e          -7.7

Others                                                                                   1,824       1,776      1,829            3.0
                                                                                       -------     -------    -------      ---------
                   TOTAL                                                                 6,948       7,925      8,651            9.2
                                                                                       =======     =======    =======      =========
Source:  Reuters, 2002


            Another of Bioenvision's lead drugs, Modrenal(R) is approved in the UK for the treatment of post-menopausal patients with advanced breast cancer. In particular, the drug is approved as follow-on treatment for patients who previously have responded to hormonal therapy.

            Listed below are other hormonal therapies currently at market.




                                                                                                                            Growth
                                                                                         1999         2000      2001       2000-01
Company      Brand                   Generic                 Class                       ($m)         ($m)      ($m)          (%)
------------ ----------------------- ----------------------  ------------------------  ---------  ----------  --------  ------------

TAP          Lupron                  Leuprorelin             LHRH agonsists               775        798        833            4.4
AstraZeneca  Zoladex                 Goserelin               LHRH agonsists               686        734        728           -0.8
AstraZeneca  Nolvadex                Tamoxifen               Anti-estrogens               573        576        630            9.4
AstraZeneca  Casodex                 Bicalulamide            Anti-estrogens               340        433        569           31.4
Takeda       Leuplin                 leuprorelin             LHRH agonsists               485        515        530e           2.9
Barr         Tamoxifen               Tamoxifen               Anti-estrogens               297        322        501           55.6
Pharmacia    Depo-Provera            Medroxy                 Progestagens                 252        272        283            4.0
AstraZeneca  Arimidex                Anastrozole             Aromatase Inhibitors         140        156        191           22.4
Abbott       Lupron                  leuprorelin             LHRH agonsists               140        153        163            6.5
BMS          Megace                  megestrol               Progestagens                 114        180        150e         -16.7
Novartis     Femara                  letrozole               Aromatase Inhibitors          57         74        125           68.9
Ipsen        Deccapepryl             triptorelin             LHRH agonsists               100        105        110e           4.8
Aventis      Nilandron               nilutamide              Anti-androgens                72         87         93e           6.9
Schering AG  Androcur                cyproterone             Anti-androgens                91         95         92           -3.0
Aventis      Suprecur/               buserelin               LHRH agonsists                83         84         85e           1.7
             Suprefact



                                                                                                                            Growth
                                                                                         1999         2000      2001       2000-01
Company      Brand                   Generic                 Class                       ($m)         ($m)      ($m)          (%)
------------ ----------------------- ----------------------  ------------------------  ---------  ----------  --------  ------------

SP           Eulexin                 flutamide               Anti-androgens               155        128         83          -35.2
Pharmacia    Aromasin                exemestane              Aromatase Inhibitors         n/a         36         65e          80.6
Nihun Kayaku Odyne                   flutamide               Anti-androgens                71         65         62e          -4.5
Teikoku      Prostal                 chlormadinone           Progestagens                  63         63         62e          -1.6
Hormone
Novartis     Lentaron                formestane              Aromatase Inhibitors          47         45         43e          -4.4
Nihun Kayaku Fareston                toremifene              Anti-estrogens                44         43         40e          -6.1
Novartis     Afema                   tadrozole               Aromatase Inhibitors          22         25         23e          -8.0
Mitsui       Tasuomin                Tamoxifen               Anti-estrogens                10          9          9e          -3.2

Others                                                                                    237        240        250            4.3
                                                                                       -------     -------    -------      ---------
                   TOTAL                                                                4,855      5,237      5,720            9.2
                                                                                       =======     =======    =======      =========
Source:  Reuters, 2002


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

Factors that May Affect Our Business


            You should carefully consider the following risks before you decide to buy our common stock. Our business, financial condition or operating results may suffer if any of the events described in the following risk factors actually occur. Although all known material risks are presented in this annual report, the Company may face other risks that are not discussed in the following description of its risk factors, either because we are unaware of such risks or because we presently believe that such risks are immaterial. These risks may also adversely affect our business, financial condition or operating results. If any of the events we have identified or those that we cannot now identify occurs, the trading price of our common stock could decline, and you may lose all or part of the money you paid to buy our common stock.

The price of our common stock is likely to be volatile and subject to wide fluctuations.

            The market price of the securities of biotechnology companies has been especially volatile. Thus, the market price of our common stock is likely to be subject to wide fluctuations. For the twelve month period ended March 23, 2004, our closing stock price has ranged from a high of $8.40 to a low of $0.69. If our revenues do not grow or grow more slowly than we anticipate, or, if operating or capital expenditures exceed our expectations and cannot be adjusted accordingly, or if some other event adversely affects us, the market price of our common stock could decline. In addition, if the market for pharmaceutical and biotechnology stocks or the stock market in general experiences a loss in investor confidence or otherwise fails, the market price of our common stock could fall for reasons unrelated to our business, results of operations and financial condition. The market price of our stock also might decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. In the past, companies that have experienced volatility in the market price of their stock have been the subject of securities class action litigation. If we were to become the subject of securities class action litigation, it could result in substantial costs and a diversion of management's attention and resources.

Certain events could result in a dilution of your ownership of our common stock.

            As of June 30, 2003, we had 17,122,739 shares of common stock outstanding, 5,916,666 shares of Series A preferred stock outstanding which are currently convertible into 11,833,332 shares of common stock and 15,749,543 common stock equivalents including warrants and stock options, other than the options granted under the co-development agreement with ILEX. The exercise and conversion prices of the common stock equivalents range from $0.735 to $2.00 per share. We have also reserved for issuance an aggregate of 3,000,000 shares of common stock for a stock option plan for our employees. Historically, from time to time, we have awarded our common stock to officers of the Company, in lieu of cash compensation, although we do not expect to do so in the future. As of June 30, 2003, (i) no shares are currently registered under the Securities Act and
(iii) the sale of shares underlying options are not registered under the Securities Act, on Form S-8 or otherwise.

            The terms of our Series A Convertible Preferred Stock include antidilution protection upon the occurrence of sales of our common stock below certain prices, stock splits, redemptions, mergers and other similar transactions. If one or more of these events occurs the number of shares of our common stock that may be acquired upon conversion or exercise would increase. If converted or exercised, these securities will result in a dilution to your percentage ownership of our common stock. The resale of many of the shares of common stock which underlie these options and warrants are registered under this prospectus and the sale of such shares may adversely affect the market price of our common stock.

The provisions of our charter and Delaware law may inhibit potential acquisition bids that stockholders may believe are desirable, and the market price of our common stock may be lower as a result.

Section 203 of the Delaware corporate statute

            We are subject to the anti-takeover provisions of Section 203 of the Delaware corporate statute, which regulates corporate acquisitions. Section 203 may affect the ability of an "interested stockholder" to engage in certain business combinations, including mergers, consolidation or acquisitions of additional shares, for a period of three years following the time that the stockholder becomes an "interested stockholder". An "interested stockholder" is defined to include persons owning directly or indirectly 15% or more of the outstanding voting stock of a corporation. These provisions could discourage potential acquisition proposals and could delay or prevent a change in control transaction. They could also have the effect of discouraging others from making tender offers for our common stock. As a result, these provisions may prevent our stock price from increasing substantially in response to actual or rumored takeover attempts. These provisions may also prevent changes in our management.

Issuance of Preferred Stock Without Shareholder Approval.

             Our charter authorizes our board of director to increase the number of shares of preferred stock we may issue without shareholder approval. Preferred stock may be issued in one or more series, the terms of which may be determined without further action by shareholders. These terms may include preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends, qualifications or terms or conditions of redemption. The issuance of any preferred stock could materially adversely affect the rights of holders of our common stock, and therefore could reduce its value. In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The power of the board of directors to issue preferred stock could make it more difficult, delay, discourage, prevent or make it more costly to acquire or effect a change in control, thereby preserving the current shareholders' control.


We have a limited operating history, which makes it difficult to evaluate our business and to predict our future operating results.


            Since our inception, August of 1996, we have been primarily engaged in organizational activities, including developing a strategic operating plan, entering into various collaborative agreements for the development of products and technologies, hiring personnel and developing and testing our products. We have not generated any material revenues to date. Accordingly, we have no relevant operating history upon which an evaluation of our performance and prospects can be made.


We have incurred net losses since commencing business and expect future losses.


            To date, we have incurred significant net losses, including net losses of $4,373,118 for the six-month period ended December 31, 2003 and $1,773,811 for the three month period ended December 31, 2003. At December 31, 2003, we had a deficit accumulated of $33,436,828. We anticipate that we may continue to incur significant operating losses for the foreseeable future. We may never generate material revenues or achieve profitability and, if we do achieve profitability, we may not be able to maintain profitability.


Clinical trials for our products will be expensive and may be time consuming, and their outcome is uncertain, but we must incur substantial expenses that may not result in any viable products.


            Before obtaining regulatory approval for the commercial sale of a product, we must demonstrate through pre-clinical testing and clinical trials that a product candidate is safe and effective for use in humans. Conducting clinical trials is a lengthy, time-consuming and expensive process. We will incur substantial expense for, and devote a significant amount of time to pre-clinical testing and clinical trials. Even with Modrenal, which is approved and marketed by us in the U.K. for the treatment of advanced post-menopausal breast cancer, we are conducting a clinical trial in the U.S. in prostate cancer, which is a new potential indication for this approved drug.

            Historically, the results from pre-clinical testing and early clinical trials have often not been predictive of results obtained in later clinical trials. A number of new drugs have shown promising results in clinical trials, but subsequently failed to establish sufficient safety and efficacy data to obtain necessary regulatory approvals. Data obtained from pre-clinical and clinical activities are susceptible to varying interpretations, which may delay, limit or prevent regulatory approval. Regulatory delays or rejections may be encountered as a result of many factors, including changes in regulatory policy during the period of product development. Regulatory authorities may require additional clinical trials, which could result in increased costs and significant development delays. Clofarabine currently is at a pivotal stage of its development, but many of our other products and technologies are at various less mature stages of development including gossypol for which we have just commenced a Phase I clinical trial in the U.K. and gene therapy which is currently in pre-clinical testing.


            Completion of clinical trials for any product may take several years or more. The length of time generally varies substantially according to the type, complexity, novelty and intended use of the product candidate. Our commencement and rate of completion of clinical trials may be delayed by many factors, including:


            o inability of vendors to manufacture sufficient quantities of materials for use in clinical trials;

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


            ILEX, and any third party to which ILEX may grant a sublicense or in any way transfer its oblihgations, has primary responsibility for conducting clinical trials and administering regulatory compliance and approval matters in the United States and Canada pursuant to the terms of our co-development agreement with ILEX. While there are target dates for completion, that agreement allows ILEX time to continue working beyond those dates under certain circumstances. For example, under the co-development agreement, ILEX was required to complete Pivotal Phase II Trials not later than December 31, 2002, but ILEX failed to do so. In this situation the co-development agreement provides that the milestone shall be adjusted such that ILEX receives more time to complete the pivotal trials if the trials are ongoing at December 31, 2002 and progressing to completion within a reasonable time thereafter. Further, ILEX was required under the co-development agreement to have filed a New Drug Application by August 31, 2003, subject to extension if ILEX continues to use its reasonable efforts to promptly complete the filing after August 31, 2003. ILEX continued to use its reasonable efforts to complete the filing after August 31, 2003 and in March 2004, ILEX completed the filing.

            If ILEX fails to meet its obligations under the co-development agreement, we could lose valuable time in developing Clofarabine for commercialization both in the U.S. and in Europe. Because we intend to make use of clinical data from the clinical trials which ILEX conducted, and is conducting, to prepare and support our regulatory applications in Europe and elsewhere, ILEX's failure to expeditiously file the New Drug Application with FDA could adversely affect the timing of European approval. We can not provide assurance that ILEX will not fail to meet its obligations under the co-development agreement. Development of compounds to the stage of approval includes inherent risk at each stage of development that FDA in its discretion will mandate a requirement not foreseeable by us or by ILEX. There would also be testing delays if, for example, our sources of drug supply could not produce enough Clofarabine to support the then ongoing clinical trials being conducted. If this were to occur, it could have a material adverse effect on our ability to develop Clofarabine, obtain necessary regulatory approvals, and generate sales and cash flow from the sale of Clofarabine.


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


            We are prone to all of the risks inherent in being a development stage business venture including insurance risks, risks related to the establishment of new vendor relationships to develop our lead drugs, risks related to establishing a work force of our own both in the U.K. and in the U.S., certain internal accounting control risks. Although we have addressed these risks in part based on consultation with our professional advisors, no assurance can be given that we have addressed these risks appropriately. You should consider the likelihood of our future success to be highly speculative in light of our limited operating history, as well as the limited resources, problems, expenses, risks and complications frequently encountered by similarly situated companies. To address these risks, we must, among other things,

o maintain our product portfolio;

o successfully execute our business and marketing strategy;

o continue to upgrade our existing products;


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


            To achieve profitable operations, we, alone or with others, must successfully develop, clinically test, market and sell our products. We are developing Clofarabine with ILEX Oncology, our U.S. co-development partner, but on February 26, 2004, Genzyme announced a merger pursuant to which Genzyme intends to acquire ILEX in a merger transaction. If this transaction is consummated, no assurance can be given that the operational and managerial relations with Genzyme will proceed favorably or that the timeline for development of Clofarabine will not be elongated. If the U.S. regulatory timeline is elongated, this could materially and adversely affect the European regulatory timeline for the approval of Clofarabine.

            With respect to our co-lead drug, Modrenal, we currently have an Investigational New Drug Application filed with FDA to conduct in the U.S. a Phase II Clinical Trial to determine efficacy of Modrenal in prostate cancer patients. This Phase II Clinical Trial will be conducted on our behalf at the Mass General Hospital in Boston, MA at the direction of Dr. Mathew Smith. To our knowledge, Modrenal has not been tested in this indication in the past and there can be no assurance that Modrenal will be an effective therapy in prostate cancer. Further, our long-term drug development objectives for Modrenal include attempting to test the drug and get approval in the U.S. for treatment of advanced post-menopausal breast cancer patients. These trials will take significant time and resource and no assurance can be given that developing the drug in this indication will result in a U.S. approval for Modrenal in advanced post-menopausal breast cancer patients.

            Generally, most products resulting from our or our collaborative partners' product development efforts are not expected to be available for sale for at least several years, if at all. Potential products that appear to be promising at early stages of development may not reach the market for a number of reasons, including:


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


            Regulation in General. Virtually all aspects of our business are regulated by federal and state statutes and governmental agencies in the United States and other countries. Failure to comply with applicable statutes and government regulations could have a material adverse effect on our ability to develop and sell products which would have a negative impact on our cash flow. The development, testing, manufacturing, processing, quality, safety, efficacy, packaging, labeling, record-keeping, distribution, storage and advertising of pharmaceutical products, and disposal of waste products arising from these activities, are subject to regulation by one or more federal agencies. These activities are also regulated by similar state and local agencies and equivalent foreign authorities. In our material contracts with vendors providing any portion of these types of services, we seek assurances that our vendors comply and will continue to maintain compliance with all applicable rules and regulations. This is the case, for example, with respect to our contracts with Ferro Pfanstiehl and Penn Pharmaceuticals. No assurance can be given that our most significant vendors will continue to comply with these rules and regulations.


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


            In addition to government agencies, private health/science foundations and organizations involved in various diseases may also publish guidelines or recommendations to the healthcare and patient communities. These private organizations may make recommendations that affect the usage of therapies, drugs or procedures, including products developed by us. These recommendations may relate to matters such as usage, dosage, route of administration and use of concomitant therapies. Recommendations or guidelines that are followed by patients and healthcare providers and that result in, among other things, decreased use or elimination of products developed by us could have a material adverse effect on our revenue and cash flows. For example, if Clofarabine is definitively determined in clinical trials to be an active agent to treat solid tumor cancer patients, but the required dose is high, private healthcare/science foundations could recommend various other regimens of treatment which may from time to time show activity at lower doses.



Generic products which third parties may develop may render our products noncompetitive or obsolete.


            An increase in competition from generic pharmaceutical products could have a material adverse effect on our ability to generate revenue and cash flow. For example, many of the indications in which Clofarabine and Modrenal, our co-lead drugs, have demonstrated activity are areas of unmet clinical need, such as Clofarabine's application to pediatric acute leukemia in which, initially, the drug will be used as a salvage therapy after other regimens of treatment have failed. Our lead investigators who have assisted with the development of Modrenal envision, initially, that Modrenal would be used as second or third line therapy, only after patients with advanced post-menopausal breast cancer receive regimens of timoxifin and faslodex (or similar drug) treatments. If generic drug companies develop a compound which is more effective than either Clofarabine or Modrenal, in these areas of unmet clinical need, , or equally as effective but at lower doses, it could adversely affect our market and/or render our drugs obsolete.


Because many of our competitors have substantially greater capabilities and resources, they may be able to develop products before us or develop more effective products or market them more effectively which would limit our ability to generate revenue and cash flow.


            Competition in our industry is intense. Potential competitors in the United States and Europe are numerous and include pharmaceutical, chemical and biotechnology companies, most of which have substantially greater capital resources, marketing experience, research and development staffs and facilities than us. Potential competitors for certain indications of our lead drugs include, with respect to Clofarabine, Schering AG, which markets Fludarabine, and certain generic drug companies in Europe which could market Fludarabine upon expiry of the patent protections held by Schering. Potential competitors with respect to Modrenal include Astra-zeneca and Novartis, which market timoxifen and other aromitase inhibitors, which could be used by clinicians as first and second line therapies in patients with hormone sensitive advanced post-menopausal breast cancer prior to a

Modrenal regimen of treatment. No assurance can be given that the ongoing business activities of our competitors will not have a material adverse effect on our business prospects and projections going forward.


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


             The pharmaceutical industry is characterized by rapid and significant technological change. We expect that pharmaceutical technology will continue to develop rapidly, and our future success will depend on our ability to develop and maintain a competitive position. Technological development by others may result in products developed by us, branded or generic, becoming obsolete before they are marketed or before we recover a significant portion of the development and commercialization expenses incurred with respect to these products. Alternative therapies or new medical treatments could alter existing treatment regimes, and thereby reduce the need for one or more of the products developed by us, which would adversely affect our revenue and cash flow. See also "--Generic products which third parties may develop may render our products noncompetitive or obsolete."


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


            The creation of infrastructure to commercialize oncology products is a difficult, expensive and time-consuming process. We may not be able to establish direct or indirect sales and distribution capabilities or be successful in gaining market acceptance for proprietary products or for other products. We currently have very limited sales and marketing capabilities. We currently employ one fulltime sales employee and two fulltime marketing employees. To market any products directly, we will need to develop a more fulsome marketing and sales force with technical expertise and distribution capability or contract with other pharmaceutical and/or health care companies with distribution systems and direct sales forces. To the extent that we enter into co-promotion or other licensing arrangements, any revenues to be received by us will be dependent on the efforts of third parties. The efforts of third parties may not be successful. Our failure to establish marketing and distribution capabilities or to enter into marketing and distribution arrangements with third parties could have a material adverse effect on our revenue and cash flows.

We depend on patent and proprietary rights to develop and protect our technologies and products, which rights may not offer us sufficient protection.


            The pharmaceutical industry places considerable importance on obtaining patent and trade secret protection for new technologies, products and processes. Our success will depend on our ability to obtain and enforce protection for products that we develop under United States and foreign patent laws and other intellectual property laws, preserve the confidentiality of our trade secrets and operate without infringing the proprietary rights of third parties. Through our current license agreements, we have acquired the right to utilize the technology covered by issued patents and patent applications, as well as additional intellectual property and know-how that could be the subject of further patent applications in the future. Several of the original patents to trilostane have expired in the United States and foreign countries. Thus, we and our licensors are pursuing patent applications to specific uses, combination therapy and dosages or formulations of trilostane. We cannot guarantee that such applications will result in issued patents or that such patents if issued will provide adequate protection against competitors. Patents may not be issued from these applications and issued patents may not give us adequate protection or a competitive advantage. Issued patents may be challenged, invalidated, infringed or circumvented, and any rights granted thereunder may not provide us with competitive advantages. Parties not affiliated with us have obtained or may obtain United States or foreign patents or possess or may possess proprietary rights relating to products being developed or to be developed by us. Patents now in existence or hereafter issued to others may adversely affect the development or commercialization of products developed or to be developed by us. Our planned activities may infringe patents owned by others. Our patents to Clofarabine are licensed from Southern Research Institute. The current projected expiration date of the license is March 2021. These patents cover pharmaceutical compositions and methods of using Clofarabine. We cannot guarantee that these patents would survive an attack on their validity or that they will provide a competitive advantage over our competitors. Moreover, we cannot guarantee that Southern Research Institute was the first to invent the subject matter of these patents. In addition, we are aware of a third party patent which is directed to the treatment of chronic myelogenous leukemia ("CML") using specific doses of Clofarabine. We do not believe that we will infringe this patent. If this patent is asserted against us, even though we may be successful in defending against such an assertion, our defense would require substantial financial and human resources. And, we may need a license to this patent to use the claimed dose in the treatment of CML. However, we do not know if such a license is available at commercially reasonable terms, if at all.


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


            Dr. Wood constitutes a key employee of the Company and he has an employment agreement with the Company. Dr. Wood is not near retirement age and he does not, to our knowledge, plan on leaving the Company in the near future. Dr. Wood is one of our co-founders and, as such, is most familiar with all of our key relationships (for example, the inventors and licensors of our lead products); all of our material agreements which were negotiated at his direction and with the science which underlies our lead drugs and ancillary technologies. Dr. Wood maintains a position on the Clofarabine management team which is responsible for drug development activities. Based on the responsibilities noted above and the ongoing clinical trials we are conducting, losing Dr. Wood could materially and adversely affect the timing of our development objectives and/or the goodwill created by our management with our key business, scientific and medical contacts.


Our management and internal systems might be inadequate to handle our potential growth.


            Our success will depend in significant part on the expansion of our operations and the effective management of growth. This growth has and will continue to place a significant strain on our management and information systems and resources and operational and financial systems and resources. To manage future growth, our management must continue to improve our operational and financial systems and expand, train, retain and manage our employee base. Our management may not be able to manage our growth effectively. If our systems, procedures, controls, and resources are inadequate to support our operations, our expansion would be halted or delayed and we could lose our opportunity to gain significant market share or the timing with which we would otherwise gain significant market share. Any inability to manage growth effectively may harm our ability to institute our business plan. The strain on our systems, procedures, controls and resources is further heightened by the fact that our executive office and operational development facilities are located in separate time zones (New York and Edinburgh, Scotland, respectively).


Because we have international operations, we will be subject to risks of conducting business in foreign countries.


            We have the right to manufacture, market and distribute our lead drugs, Clofarabine and Modrenal, in territories outside of the United States. Specifically, we currently market Modrenal in the United Kingdom and upon receiving European approval for Clofarabine, we intend to market the drug throughout Europe. Further, half of our employees are employed by Bioenvision Limited, our wholly-owned subsidiary with offices in Edinburgh, Scotland.


            Because we have international operations in the conduct of our business, we are subject to the risks of conducting business in foreign countries, including:

o           difficulty in establishing or managing distribution relationships;

o different standards for the development, use, packaging, pricing and marketing of our products and technologies;

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

o We do not engage in forward currency transactions which means we are susceptible to fluctuations in the U.S. dollar against foreign currencies such as the pound sterling. Accordingly, as the value of the dollar becomes weaker against the pound sterling, ongoing services provided by our UK employees, Cancer Research Organizations and other service providers become more expensive to us. No assurance can be given that the U.S. dollar will not continue to weaken which could have a material adverse effect on the costs associated with our drug development activities.


We cannot predict our future capital needs and we may not be able to secure additional financing which could affect our ability to operate as a going concern.


            In March 2004, we completed a $12,500,000 offering through the sale of shares of common stock and issuance of common stock purchase warrants. The common stock purchase warrants are exercisable within five years of the issuance date. However, we may need additional financing to continue to fund the research and development of our products and to generally expand and grow our business.
For example, we will need to employ a European sales force within the next twelve months to capitalize on the commercial potential for Clofarabine and Modrenal if and to the extent our lead drugs are at market in Europe in the first half of 2005. To the extent that we will be required to fund operating losses, our financial position would deteriorate. There can be no assurance that we will be able to find significant additional financing at all or on terms favorable to us. If equity securities are issued in connection with a financing, dilution to our stockholders may result, and if additional funds are raised through the incurrence of debt, we may be subject to restrictions on our operations and finances. Furthermore, if we do incur additional debt, we may be limiting our ability to repurchase capital stock, engage in mergers, consolidations, acquisitions and asset sales, or alter our lines of business or accounting methods, even though these actions would otherwise benefit our business. As of December 31, 2003, we had stockholders' equity of $15,404,099 and net working capital of $3,115,285.


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


            Third-party payors may attempt to control costs further by selecting exclusive providers of their pharmaceutical products. If third-party payors were to make this type of arrangement with one or more of our competitors, they would not reimburse patients for purchasing our competing products. For example, if a third-party payor in the U.K. were to pay patients for regimens of aromitase inhibitor treatment but not treatments of Modrenal, this would cause sales of Modrenal to decline. This lack of reimbursement would diminish the market for products developed by us and could have a material adverse effect on us.


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

            We face  exposure  to  product  liability  claims  if the use of our technologies or products or those we license from third parties is alleged to have resulted in adverse effects to users thereof. Product liability claims may be brought by trial participants, although to date, no such claims have been brought against us. If any such claims were brought against us, the cost of defending such claims may adversely affect our business. Regulatory approval for commercial sale of our products does not mitigate product liability risks. Any precautions we take may not be sufficient to avoid significant product liability exposure. Although we have obtained product liability insurance on our technologies and products at levels with which management deems reasonable, no assurance can be given that this insurance will cover any particular claim or that we have obtained an appropriate level of liability insurance coverage for our development and marketing activities. We currently maintain three million dollars per year, claims made product liability insurance coverage which we believe is adequate. Existing coverage may not be adequate as we further develop our products. In the future, adequate insurance coverage or indemnification by collaborative partners may not be available in sufficient amounts, or at acceptable costs, if at all. To the extent that product liability insurance, if available, does not cover potential claims, we will be required to self-insure the risks associated with those claims. The successful assertion of any uninsured product liability or other claim against us could limit our ability to sell our products or could cause monetary damages. In addition, future product labeling may include disclosure of additional adverse effects, precautions and contra indications, which may adversely impact product sales. The pharmaceutical industry has experienced increasing difficulty in maintaining product liability insurance coverage at reasonable levels, and substantial increases in insurance premium costs in many cases have rendered coverage economically impractical.



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


            We have never declared or paid cash dividends on our capital stock, and our board of directors does not intend to declare or pay any dividends on the common stock in the foreseeable future. However, the Company is required to accrue for and pay a dividend of 5%, subject to certain adjustments, on its cumulative Series A Convertible Participating Preferred Stock. We have not paid dividends on our cumulative Series A Convertible Participating Preferred Stock since May 8, 2002 but have accrued the dividends since that time. Our earnings, if any, are expected to be retained for use in expanding our business. The declaration and payment in the future of any cash or stock dividends on the common stock will be at the discretion of the board of directors and will depend upon a variety of factors, including our ability to service our outstanding indebtedness and to pay our dividend obligations on securities ranking senior to the common stock, our future earnings, if any, capital requirements, financial condition and such other factors as our board of directors may consider to be relevant from time to time.


Recent Sales of Unregistered Securities


            In June 2003, in connection with that certain employment agreement, dated January 1, 2000, by and between the Company and Mr. Stuart Smith (the "Smith Employment Agreement"), we issued 19,728 shares of our common stock at fair market value to Mr. Smith in settlement of any and all obligations owing to Mr. Smith under the Smith Employment Agreement. The issuance of these shares was exempt from registration under Regulation D under the Securities Act or Section 4(2) of the Securities Act.

            In May 2003, in connection with that certain consulting agreement, dated November 19, 2001 (the "Sterling Consulting Agreement"), we issued 15,225 shares of our common stock at fair market value to Mr. Sterling in settlement of all outstanding obligations under the Sterling Consulting Agreement. The issuance of these shares was exempt from registration under Regulation D under the Securities Act or Section 4(2) of the Securities Act.

            In February 2003, in connection with that certain consulting agreement, dated March 1, 2002, by and between the Company and Mr. Edward W. Kelly (the "Kelly Consulting Agreement"), we issued 200,000 shares of our common stock at fair market value to Mr. Kelly in settlement of all of our outstanding obligations under the Kelly Consulting Agreement. The issuance of these shares was exempt from registration under Regulation D under the Securities Act or
Section 4(2) of the Securities Act.

            In January 2003, in connection with our employment of our office manager at the principal executive office, we issued options to purchase 20,000 shares of our common stock at an exercise price of $1.42 per share which approximated the fair market value of the common stock on the date of the grant. Of such options, subject to certain terms and conditions, options to purchase 10,000 shares of our common stock vested immediately and options to purchase 10,000 shares of our common stock vest on the one-year anniversary of January 9, 2003, the grant date.

            On December 31, 2002 the Company issued options to purchase 500,000 shares of common stock at an exercise price equal to $1.45 per share, which approximated the fair market value of the common stock on the date of the grant, to its Chairman and Chief Executive Officer, Dr. Christopher B. Wood. Of these options, subject to certain circumstances, options to purchase 166,666 shares of common stock vest on each of the first, second and third anniversary of the grant date.

            On December 31, 2002 the Company issued options to purchase 200,000 shares of common stock at an exercise price of $2.00 per share, which approximated the fair market value of the common stock on the date of the grant, to a consultant to the Company who performs European regulatory services for the Company. Of these options, options to purchase 66,666 shares of common stock vest on each of the first, second and third anniversary of the grant date. Compensation expense of $24,333 was recorded as consulting fees for the year ended June 30, 2003.

            In October 2002, in connection with our employment of Ian Abercrombie as our Sales Manager (Europe), we issued options to purchase 50,000 shares of our common stock at an exercise price of $1.45 per share, which approximated the fair market value of the common stock on the date of the grant. Of these options, subject to certain terms and conditions, options to purchase 25,000 shares of common stock vest on each of the first and second anniversaries of October 23, 2002, the grant date.

            In October 2002, in connection with our employment of Hugh Griffith as our Commercial Director (Europe), we issued options to purchase 300,000 shares of our common stock at an exercise price of $1.45 per share, which approximated the fair market value of the common stock on the date of the grant. Of these options, subject to certain terms and conditions, options to purchase 100,000 shares of common stock vest on each of the first, second and third anniversaries of October 23, 2002, the grant date.

            In July 2002, in connection with our employment of David P. Luci as our Director of Finance and General Counsel, we issued options to purchase 380,000 shares of our common stock at an exercise price of $1.95 per share, which approximated the fair market value of the common stock on the date of the grant. In connection with our entering into an employment agreement with Mr. Luci, dated March 31, 2003, we cancelled these options and issued options to purchase 500,000 shares of common stock, which are exercisable at $0.735 per share, which approximated the fair market value of the common stock on the date of the grant. Of these options, subject to certain terms and conditions, options to purchase 170,000 shares of common stock vested on March 31, 2003 (the grant date), and options to purchase 110,000 shares of common stock vest on each of the first, second and third anniversaries of March 31, 2003.

            In May 2002, Bioenvision issued an aggregate of 5,916,666 shares of Series A convertible participating preferred stock for $3.00 per share and warrants to purchase an aggregate of 5,916,666 shares of common stock to seventeen accredited investors, as defined under Regulation D of the Securities Act. The issuance of these shares and warrants was exempt from registration under Regulation D under the Securities Act or Section 4(2) of the Securities Act.

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


            In October 2001, we issued 134,035 shares of common stock to three officers as payment for salaries accrued to September 30, 2001, each of which were accredited investors, as defined under the Securities Act of 1933. The issuance of these shares was exempt from registration under Regulation D under the Securities Act or Section 4(2) of the Securities Act.


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

Overview


            We are an emerging biopharmaceutical company that develops and markets drugs to treat cancer. We have several products and technologies under development, but our two lead drugs are Clofarabine and Modrenal(R).

            Clofarabine is a purine nucleoside analogue, or a small molecule, which, based on our own clinical studies and studies conducted by others on our behalf, we believe is effective in the treatment of leukemia. Clofarabine may also be an effective agent to treat patients with solid tumor cancers, based on preclinical studies and Phase I/II clinical trials performed to date. In the United Kingdom, we are currently conducting clinical trials with Clofarabine for the treatment of pediatric and adult acute leukemias. In the U.S., Clofarabine is currently in Pivotal Phase II clinical trials for pediatric acute leukemias. In January, 2002, the European orphan drug application for use of Clofarabine to treat acute leukemia in adults was approved. Orphan Drug Designation provides the Company with ten years of market exclusivity in Europe for Clofarabine. The drug has also been granted orphan drug status and "fast track" treatment by the United States Food and Drug Administration (the "FDA"). Further, in August 2003, we obtained the exclusive, irrevocable option to sell, market and distribute Clofarabine in Japan and Southeast Asia from the inventor of Clofarabine. These rights were not previously granted by Southern Research Institute and fall outside the scope of the Company's then current licensing and development contracts with respect to Clofarabine. We originally obtained an exclusive license from Southern Research Institute to sell, market and distribute Clofarabine throughout the world, except for Japan and Southeast Asia, for all human applications, pursuant to a co-development agreement, dated August 31, 1998, between the Company and Southern Research Institute. On March 12, 2001, we granted an exclusive option to sell, market and distribute Clofarabine in the U.S. and Canada to ILEX Oncology, Inc. We converted ILEX's option to an exclusive sublicense on December 30, 2003. Accordingly, we do not possess the rights to sell, market and distribute Clofarabine in the U.S.

            Modrenal(R) is a hormonal agent with a novel mode of action, that makes it an effective agent in patients with advanced breast cancer who have acquired resistance to other hormonal agents. We launched Modrenal(R) in May 2003 in the United Kingdom, where we have received regulatory approval for its use in the treatment of post-menopausal breast cancer. In the first half of 2004, we intend to apply for mutual recognition in another four large European territories in an effort to gain approval for Modrenal(R) in each such territory. We anticipate receiving approval in each such territory in the first half of calendar year 2005. Further, we filed an IND for prostate cancer clinical trials in the US in February 2004 and intend to commence our first US clinical trial in the second quarter of calendar year 2004. Further, we intend to seek regulatory approval for Modrenal(R) in the United States as salvage therapy for hormone-sensitive breast cancer upon completion of additional clinical studies. We originally obtained an exclusive license from Stegram Pharmaceuticals Ltd. to sell, market and distribute Modrenal(R) throughout the world, except for South Africa, for all human and animal health applications, pursuant to a co-development agreement dated July 15, 1998.

Our primary business strategy relates to our two lead drugs, Clofarabine and Modrenal(R). With Clofarabine, our strategy is to complete drug development in Europe and obtain marketing authorization from the European regulatory authorities to market and distribute Clofarabine for the treatment of pediatric and adult acute leukemias. We anticipate receiving approval early in 2005, subject to our obtaining approval of the regulatory authorities. We will continue clinical trials in other indications with the intention of seeking label extensions after Clofarabine's first approval. With Modrenal, our strategy is to expand sales in the United Kingdom and apply for mutual recognition to obtain the right to sell Modrenal(R) throughout Europe. We anticipate receiving mutual recognition from major European Community member states by mid-2005. Our secondary business strategy is to continue to develop our portfolio of ancillary products and technologies. We anticipate that revenues derived from Clofarabine and Modrenal(R) will permit us to further develop our portfolio of ancillary products and technologies.



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


            Research and development costs for the years ended June 30, 2003 and 2002 were $1,689,000 and $1,912,000, respectively, representing a decrease of $223,000.

            Our research and development costs include costs associated with four projects for which the Company devotes significant time and resource. Clofarabine research and development costs for the year ended June 30, 2003 and 2002 were $871,000 and $596,000, respectively, representing an increase of $275,000. The increase primarily reflects the costs associated with our having commenced clinical trials in Europe to develop Clofarabine. Modrenal research and development costs for the year ended June 30, 2003 and 2002 were $913,000 and $923,000, respectively, representing a decrease of $10,000. Gossypol research and development costs were $30,000 and $90,000, respectively, representing a decrease of $60,000. The decrease primarily reflects a decrease in the amount of resource devoted by the Company to this compound while the Company focused on developing its lead drugs. Gene Therapy research and development costs for the year ended June 30, 2003 were $(130,000) and $303,000, respectively, representing a decrease of $433,000. The decrease primarily reflects an accrued expense in the year ended 2002 of $200,000 which was determined to be less than originally estimated by the Company in the year ended June 30, 2003. The clinical trials and development strategy for the Clofarabine and Modrenal projects, in each case, is anticipated to cost several million dollars and will continue for several years based on the number of clinical indications within which we plan to develop these drugs. Currently, management cannot estimate the timing or costs associated with these projects because many of the variables, such as interaction with regulatory authorities and response rates in various clinical trials, are not predictable.

            Administrative expenses for the year ended June 30, 2003 and 2002 were $4,567,000 and $2,128,000, respectively, representing an increase of $2,439,000. Of this amount, $1,600,000 of this increase was due to the expansion of the internal management team from one full time employee to eight full time employees; approximately $150,000 of this increase was due to lease expenses and office supplies /equipment for the newly opened New York and Edinburgh, Scotland offices, both of which we opened during the year; approximately $300,000 of the increase was due to an increase in investor and public relations expenses related to pre-marketing activities with Clofarabine and marketing costs associated with Modrenal; approximately $200,000 of the increase was related to increases in related travel expense to successfully manage our drug development activities; and approximately $150,000 of the increase was due to increases in our consulting and legal expenses as the result of our recent growth.


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


            Research and development costs for the years ended June 30, 2002 and 2001 were $1,912,000 and $1,566,000, respectively, representing an increase of approximately $346,000. This increase primarily is attributable to a full year amortization of deferred royalties, which represent advance royalties paid to SRI that are being amortized over the same period that related revenue is being recognized.

            Administrative expenses for the year ended June 30, 2002 and 2001 were $2,128,000 and $550,000, respectively, representing an increase of $1,578,000. Of this amount, (i) approximately $650,000 related to an increase in legal and other professional fees paid during the year, (ii) approximately $750,000 related to an increase in printing, investor and public relations costs and (iii) approximately $85,000 was due to an increase in travel expenses related to the Company's expansion of the internal management team.


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

            The Company has the following commitments as of June 30, 2003:


                                                Payments Due in
-------------------------------------------------------------------------------------------------------------
                                        Total                2004              2005              2006
-------------------------------------------------------------------------------------------------------------
Employee Contracts                      266,400              266,400                 -              -
-------------------------------------------------------------------------------------------------------------
Occupancy Lease                         369,500              161,600           166,100           41,000
-------------------------------------------------------------------------------------------------------------
Total                                   635,900              418,500           156,000           39,000
-------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------

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


            Christopher B. Wood, M.D. has served as our Chairman of the Board and Chief Executive Officer since January 1999. From January 1997 to December 1998, Dr. Wood was Chairman of Eurobiotech, Inc. From March 1994 to January 1997, Dr. Wood was a specialist surgeon in the National Health Service, United Kingdom. From April 1979 to March 1991, Dr. Wood was a specialist surgeon at The Royal Postgraduate Medical School, London, England. He has more than 15 years experience in the European biotechnology sector. He has taken two biotechnology companies from start-up through commercialization, one of which, Medeva Plc., traded on the London Stock Exchange and the New York Stock Exchange, and is now wholly owned by Celltech Group PLC, the other being Genethics Ltd which was sold to Proteus International plc. Dr. Wood holds an M.D. from the University of Wales School of Medicine and the Fellowship of the Royal College of Surgeons of Edinburgh.


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



                                              Summary Compensation Table
                                Annual compensation                             Long term compensation
                          ----------------------------------- --------------------------------------------------------------
                                                                          Awards                        Payouts
                                                     Other
                                                     Annual     Restricted      Securities
                                                     Comp-        Stock         underlying                       All other
Name &                      Salary                  ensation      Awards       options/SARs   LTIP payouts     compensation
Principal                   ------                  --------      ------       ------------   ------------     ------------
Position       Year           $           Bonus $      $            $                             $                 $
--------       ----                       -----

Christopher B.
Wood (1)       2003        225,000              -
               2002        225,000              -
               2001        180,000              -

David P. Luci
(2)            2003        205,200       57,000(3)
               2002           -                 -
               2001           -                 -

Hugh Griffith
(4)            2003        180,000       20,000
               2002           -                 -
               2001           -                 -

Stuart Smith
(5)            2002        150,000              -
               2001        150,000              -
               2000        150,000              -

--------------------------


(1) On April 30, 2001, Dr. Wood was granted options to purchase 1,500,000 shares of our common stock. The options are immediately exercisable and originally expired on April 30, 2004 but have been extended to April 30, 2006. On December 31, 2002, Dr. Wood was granted options to purchase 500,000 shares of our common stock which vest and become exercisable in equal amounts on the first, second and third anniversaries of the December 31, 2002 grant date.


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


(4) On October 23, 2002, Mr. Griffith was granted options to purchase 300,000 shares of our common stock at a then-current fair market value. Of these options, options to purchase 100,000 shares of our common stock vest and become exercisable, subject to certain circumstances, on each of the first, second and third anniversaries of October 22, 2002, the grant date.


(5) On April 30, 2001, Mr. Smith was granted options to purchase 500,000 shares of our common stock. The options are immediately exercisable and originally expired on April 30, 2004 but have been extended to April 30, 2006.

Stock Options

r

Eligibility and Administration.

            The plan authorizes the Board of Directors or the compensation committee (the "Administrator"), to (i)select the participants who are to be granted options, restricted shares or performance units, (ii)determine the number of shares of Common Stock to be granted to each participant,
(iii)designate options, to the extent the award consists of options, as incentive stock options or nonstatutory stock options, (iv)determine the vesting schedule and performance criteria, if any, for restricted shares and performance units and (v)determine to what extent the awards may be transferable. As of the date hereof, there are approximately 7 employees who are currently eligible to participate in the plan under the Company's policies. All directors and consultants are currently eligible to participate in the plan. The Administrator's interpretations and construction of the plan are final and binding on the Company.

Shares Available for Issuance Under the Plan

            The stock subject to options granted under the plan are shares of the Company's authorized but unissued or reacquired shares of Common Stock. On March 23, 2004, the closing price of the common stock on the American Stock Exchange of the Common Stock was $8.45 per share. There are 3,000,000 shares reserved for grants of options under the plan. On the same date, there were 22,934,616 shares of Common Stock outstanding.

Grant, Exercise and other Terms of Awards.

            Options issued under the plan are designated as either incentive stock options or nonstatutory stock options. Incentive stock options are options meeting the requirements of Section 422 of the Code, and nonstatutory options are options not intended to so qualify.

            The exercise price of options granted under the plan may not be less than 100% of the fair market value of the Common Stock of the Company (as defined by the plan) on the date of the grant. With respect to any participant who owns stock representing more than 10% of the voting rights of the outstanding Common Stock of the Company, the exercise price of any incentive stock option granted must equal at least 110% of the fair market value of the Common Stock on the grant date, and the maximum term of any such incentive stock option must not exceed five years.

            Options, restricted shares and performance units are evidenced by written award agreements in a form approved by the Administrator from time to time and no award is effective until the applicable award agreement has been executed by both parties thereto. Options granted under the plan may become exercisable in cumulative increments over a period of months or years, or otherwise, as determined by the Administrator. The purchase price of options shall be paid in cash; provided, however, that if the applicable award agreement so provides, or the Administrator, in its sole discretion otherwise approves thereof, the purchase price may be paid in shares of Common Stock having a fair market value on the exercise date equal to the exercise price or in any combination of cash and shares of Common Stock, as long as the sum of the cash so paid and the fair market value of the shares so surrendered equals the aggregate purchase price. In addition, the Administrator may permit deferred compensation elections by certain directors and executive officers. The award agreement evidencing the restricted shares and/or performance units shall set forth the terms upon which the Common Stock subject to any awards or the achievement of any cash bonus may be earned.

            No options granted under the plan are exercisable after the expiration of ten years (or less in the discretion of the Administrator) from the date of the grant, and no incentive stock options granted under the Amended Award Plan to a participant who owns more than ten percent of the total combined voting power of all classes of outstanding stock of the Company shall be exercisable after the expiration of five years (or less, in the discretion of the Administrator) from the date of the grant. The aggregate fair market value (as of the respective date or dates of grant) of the shares of Common Stock underlying the incentive stock options that are exercisable for the first time by a participant during any calendar year under the plan and all other similar plans maintained by the Company may not exceed $100,000. If a participant ceases to be an employee of the Company for any reason other than his or her death, Disability or Retirement (as such terms are defined in the plan), such participant shall have the right, subject to certain restrictions, to exercise that option at any time within ninety days (or less, in the discretion of the Administrator) after cessation of employment, but, except as otherwise provided in the applicable award agreement, only to the extent that, at the date of cessation of employee, the participant's right to exercise such option had vested and had not been previously exercised. The Administrator, in its sole discretion, may provide that the option shall cease to be exercisable on the date of such cessation if such cessation arises by reason of termination for

Cause (as such term is defined in the Amended Award Plan) or if the participant becomes an employee, director or consultant of an entity that the Administrator determines is in direct competition with the Company.

            In the event a participant dies before such participant has fully exercised his or her option, then the option may be exercised at any time within twelve months after the participant's death by the executor or administrator of his or her estate or by any person who has acquired the option directly from the participant by bequest or inheritance, but except as otherwise provided on the applicable award agreement, only to the extent that, at the date of death, the participant's right to exercise such option had vested pursuant to the terms of the applicable award agreement and had not been forfeited or previously exercised.

            In the event a participant ceases to be an employee of the Company by reason of Disability, such participant shall have the right, subject to certain restrictions, to exercise the option at any time within twelve months (or such shorter period as the Administrator may determine) after such cessation of employment, but only to the extent that, at the date of cessation of employment, the participant's right to exercise such option had previously vested pursuant to the terms of the applicable award agreement and had not previously been exercised.

            In the event a participant ceases to be an employee of the Company by reason of Retirement, such participant shall have the right, subject to certain restrictions, to exercise the option at any time within ninety days (or such longer or shorter period as the Administrator may determine) after cessation of employment, but only to the extent that, at the date of cessation of employment, the participant's right to exercise such option had vested pursuant to the terms of the applicable award agreement and had not previously been exercised.

Adjustment of Awards Upon Certain Events.

            If the Company merges with another corporation and the Company is the surviving corporation in such merger and under the terms of such merger the shares of Common Stock outstanding immediately prior to the merger remain outstanding and unchanged, each outstanding award shall continue to apply to the shares subject thereto and will also pertain and apply to any additional securities and other property, if any, to which a holder of the number of shares subject to the option would have been entitled as a result of the merger.

            In the event all or substantially all of the assets of the Company are sold, the Company engages in a merger where the Company does not survive or the Company is consolidated with another corporation, each participant shall receive immediately before the effective date of such sale, merger or consolidation restricted shares and the value of any performance units to which the participant is then entitled (regardless of any vesting condition) and each outstanding option will become exercisable (without regard to the vesting provisions thereof) for a period of at least 30 days ending five days prior to the effective date of the transaction. Notwithstanding the foregoing, the surviving corporation may, in its sole discretion, (i) (a) grant to participants with options, options to purchase shares of the surviving corporation upon substantially the same terms as the options granted under the plan, (b) tender to all participants with restricted shares, an award of restricted shares of the surviving or acquiring corporation, and (c) tender to all participants with performance units, an award of performance units of the surviving or acquiring corporation, or (ii) (a) permit participants with restricted shares to receive unrestricted shares immediately prior to the effective date of any transaction,
(b) permit participants with performance units to receive cash with respect to the value of any performance units immediately before the effective date of the transaction and (c) provide participants with options the choice of exercising the option prior to the consummation of the transaction or receiving a replacement option.

            Notwithstanding anything to the contrary and except as otherwise expressly provided in the applicable award agreement, the vesting or similar installment provisions relating to the exercisability of any award, option or replacement option tendered as described in the previous sentence shall be accelerated, and the participant with restricted shares or performance units shall become fully vested, and the participant with options shall have the right, for a period of at least 30 days, to exercise such options; provided that such accelerations of vesting and exercisability shall occur only in the event that the participant's employment with or services for the Company should terminate within two years following a Change of Control (as defined in the plan), unless such employment or services are terminated by the Company for Cause (as defined in the plan) or by the participant voluntarily without Good Reason (as defined in the plan), or such employment or services are terminated due to the death or Disability of the participant. Notwithstanding the foregoing, no incentive stock option shall become exercisable pursuant to the foregoing without the participant's consent, if the result would be to cause such option not to be treated as an incentive stock option.

            The number of shares of Common Stock covered by the plan, the number of shares of Common Stock covered by each outstanding option, restricted share and performance unit and the exercise price of any options shall be proportionately adjusted for any increase or decrease in the number of issued shares of Common Stock resulting from a subdivision or consolidation of such shares or a stock split or the payment of a stock dividend (but only of Common Stock) or any other increase or decrease in the number of issued shares effected without receipt of consideration by the Company.

Transfer of Awards.

            Unless an award is designated transferable by the Administrator upon grant, during the lifetime of the participant who has been granted an award, the award shall be shall not be assignable or transferable. No incentive stock option may be designated as transferable. In the event of the participant's death, any nontransferable award shall be transferable by the participant's will or the laws of descent and distribution.

Amendment and Termination.

            The plan will continue in effect until terminated by the Board of Directors or until expiration of the plan on November 17, 2013. The Board may suspend or discontinue the plan or revise or amend it.

            The following table sets forth information concerning option/SAR grants in our fiscal year ended June 30, 2003 to all individuals serving as (a) our chief executive officer, (b) each of our four other most highly compensated executive officers (other than our chief executive officer) at the end of our fiscal year ended June 30, 2003 whose total annual salary and bonus exceeded $100,000 for these periods, and (c) up to two additional individuals, if any, for whom disclosure would have been provided pursuant to (b) except that the individual(s) were not serving as our executive officers at the end of our fiscal year ended June 30, 2003:



------------------------------------------------------------------------------------------------------------------------------------

                                                  Option/SAR Grants in Last Fiscal Year
                                                          Individual Grants
------------------------------------------------------------------------------------------------------------------------------------

Name                  Number of securities     Percent of total         Exercise or base price       Expiration Date
                      underlying               options/SARs granted     ($/Share)
                      options/SARs granted     to employees in fiscal
                      (#)                      year

------------------------------------------------------------------------------------------------------------------------------------

Christopher B. Wood   500,000                  35.84%                      $1.45                      12/31/12

------------------------------------------------------------------------------------------------------------------------------------

David P. Luci         500,000                  35.84%                      $.74                       3/31/13

------------------------------------------------------------------------------------------------------------------------------------

Hugh Griffith         300,000                  21.51%                      $1.45                      10/22/12

------------------------------------------------------------------------------------------------------------------------------------

All Executive         1,300,000                93.19%                      n/a                        n/a
Officers
------------------------------------------------------------------------------------------------------------------------------------


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



NAME                                                       BENEFICIAL OWNERSHIP OF STOCK            CURRENT PERCENTAGE OF CLASS (1)
Perseus-Soros Biopharmaceutical
Fund, LP (2)
888 Seventh Avenue, 29th Floor
New York, New York 10106...........................                  9,000,000                                  34.07%

OrbiMed Advisors Inc. (3)
767 Third Avenue, 30th Floor
New York, New York 10017...........................                  3,000,000                                  14.69%

Merlin Biomed Private Equity Fund LP (4)
230 Park Avenue, Suite 928
New York, New York 10169...........................                  1,000,002                                   5.43%

DWS Investment GmbH (5)
Gruneburgweg M3-M5
60323 Frankfurt
Germany............................................                  1,299,999                                   6.95%

SCO Capital Partners LLC (6)
1285 Avenue of the Americas, 35th Floor
New York, New York 10019...........................                  7,409,946                                  37.60%

Kevin Leech (7)
The Old Chapel
Sacre Couer
Rouge Boullion
St Helier
Jersey, Channel Islands............................                  1,900,000                                  10.60%

Lifescience Ventures Limited (8)
Suite F8
International Commercial Centre
Gibraltar..........................................                    887,500                                   5.10%

Estate of David Chester (9)........................                    887,500                                   5.10%

Bioaccelerate, Inc. (10)
PO Box 3175
Road Town
Tortolla
British Virgin Islands.............................                  2,181,816                                  11.56%

Christopher B. Wood, M.D. (11)
c/o Bioenvision, Inc.
509 Madison Avenue, Suite 404
New York, New York 10022...........................                  4,457,342                                  22.96%

Stuart Smith (12)
c/o Bioenvision, Inc.
509 Madison Avenue, Suite 404
New York, New York 10022...........................                    700,000                                   3.90%

David P. Luci (13)
c/o Bioenvision, Inc.
509 Madison Avenue, Suite 404                                          170,000                                         *
New York, New York 10022...........................

Hugh Griffith
c/o Bioenvision, Inc.
509 Madison Avenue, Suite 404



NAME                                                       BENEFICIAL OWNERSHIP OF STOCK            CURRENT PERCENTAGE OF CLASS (1)

New York, New York 10022
                                                                             0                                        *
Thomas Scott Nelson (14)
c/o Bioenvision, Inc.
509 Madison Avenue, Suite 404
New York, New York 10022...........................                    287,523                                     1.63%

Jeffrey B. Davis (15)
1285 Avenue of the Americas, 35th Floor
New York, New York  10019..........................                    749,243                                   4.24%

Steven A. Elms
888 Seventh Avenue, 29th Floor
New York, New York 10106...........................                          0                                        *

Andrew N. Schiff, M.D.
888 Seventh Avenue, 29th Floor
New York, New York 10106...........................                          0                                        *

All Executive Officers and Directors as a group (six
persons) (16)......................................                  6,364,108                                  30.99%

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

(5) Includes 433,333 shares of Series A Preferred Stock currently convertible into 866,666 shares of common stock at a conversion price of $1.50 and a warrant to purchase 433,333 shares of common stock exercisable at $2.00 per share for five years from May 14, 2002. Deutsche Bank AG has sole voting and investment power with respect to these shares.

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

(13)Includes options to acquire 170,000 shares of common stock which are exercisable at $0.735 per share from March 31, 2003.

(14)Includes options to acquire 200,000 shares of the common stock which are exercisable at $1.25 per share for five years from April 30, 2001.

(15)Includes a warrant to purchase 250,000 shares of common stock exercisable at $1.50 per share for five years from May 8, 2002. Mr. Davis is the President of SCO Financial Group LLC, an affiliate of SCO Capital Partners LLC. Mr. Davis disclaims beneficial ownership of all shares of common stock deemed beneficially owned by SCO Capital Partners LLC.

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

4.3 Registration Rights Agreement, dated April 2, 2003, by and between Bioenvision, Inc. and RRD International, LLC (14)

4.4 Warrant, dated April 2, 2003, made by Bioenvision, Inc. in favor of RRD International, LLC (14)

10.1 Pharmaceutical Development Agreement, dated as of June 10, 2003, by and between Bioenvision, Inc. and Ferro Pfanstiehl Laboratories, Inc.

10.2 Co-Development Agreement between Bioheal, Ltd. and Christopher Wood dated May 19, 1998. (3)

10.3 Master Services Agreement, dated May 14, 2003, by and between PennDevelopment Pharmaceutical Services Limited and Bioenvision, Inc.

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


Item 14. Controls and Procedures.

(a) Certificate of Chief Executive Officer.

I, Christopher B. Wood, certify that:

1. I have reviewed this annual report on Form 10-KSB/A of Bioenvision, Inc.;

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


Date: April 1, 2004





                    /s/ Christopher B. Wood
                    ------------------------------------
                    Christopher B. Wood
                    Chairman and Chief Executive Officer
                    (Principal Executive Officer)

(b) Certificate of Director of Finance.

I, David P. Luci, certify that:

7. I have reviewed this annual report on Form 10-KSB/A of Bioenvision, Inc.;

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


Date: April 1, 2004






                    /s/ David P. Luci
                    ----------------------------------------
                    David P. Luci
                    Director of Finance, General Counsel and
                    Corporate Secretary
                    (Principal Accounting Officer)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Report of Independent Certified Public Accountants                                            F-2
Consolidated Balance Sheets as of June 30, 2003 and 2002                                      F-3
Consolidated Statements of Operations for years ended June 30, 2003 and 2002                  F-4
Consolidated Statements of Stockholders' Equity (Deficit) for years ended June 30,            F-5
2003 and 2002
Consolidated Statements of Cash Flows for years ended June 30, 2003 and 2002                  F-6
Notes to Consolidated Financial Statements                                                    F-7

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bioenvision, Inc. and Subsidiaries as of June 30, 2003 and 2002, and the consolidated results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ Grant Thornton LLP

GRANT THORNTON LLP
New York, New York
September 22, 2003


                       Bioenvision, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS

                                                    June 30,                  June 30,
                                                      2003                      2002
                                                -------------              ------------
                            ASSETS
Current assets
     Cash and cash equivalents                  $   7,929,686              $ 12,882,521
     Restricted cash                                  290,000
     Deferred costs - current                          22,727                   184,091
     Accounts receivable                               25,000                    50,000
     Other assets                                     105,976
                                                -------------              ------------
           Total current assets                     8,373,389                13,116,612

  Property and equipment, net                          49,265                       587
  Deferred costs - long term                          224,937
  Intangible assets, net                           15,779,399                16,921,792
  Goodwill                                          3,902,705                 4,704,100
  Security deposits                                    79,111
  Other Long term assets                              126,869
                                                -------------              ------------

           Total assets                         $  28,535,675              $ 34,743,091
                                                =============              ============

        LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities
     Accounts payable                           $     411,392              $    434,316
     Accrued expenses                                 730,722                 1,513,859
     Accrued dividends payable                      1,009,146                   131,328
     Deferred revenue - current                       113,636                   368,182
                                                -------------              ------------

           Total current liabilities                2,264,896                 2,447,685

  Deferred revenue - long term                      1,124,685
  Deferred tax liability - non-current              6,317,702                 7,656,000
                                                -------------              ------------

           Total liabilities                        9,707,283                10,103,685
                                                -------------              ------------

  COMMITMENTS AND CONTINGENCIES
  Stockholders' equity
   Preferred stock - $0.001 par value;
     5,920,000 shares authorized
     and 5,916,966 shares issued and
     outstanding at June 30, 2003 and
     June 30, 2002, respectively
     (liquidation preference $17,750,898)               5,917                     5,917
   Common stock - $0.001 par value;
     50,000,000 shares authorized
     and 17,122,739 and 16,887,786 shares
     issued and outstanding at June 30, 2003
     and June 30, 2002, respectively                   17,123                    16,887
   Additional paid-in capital                      47,304,449                45,491,555
   Accumulated deficit                            (28,651,443)              (21,027,299)
   Accumulated other comprehensive income             152,346                   152,346
                                                -------------             -------------

           Stockholders' equity                    18,828,392                24,639,406
                                                -------------             -------------

           Total liabilities and
             stockholders' equity               $  28,535,675             $  34,743,091
                                                =============             =============

The accompanying notes are an integral part of these statements.


                       Bioenvision, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    Year ended
                                                                     June 30,
                                                          -------------------------------
                                                                2003              2002
                                                          -------------     -------------


Revenue                                                   $    504,857      $    802,965
                                                          -------------     -------------

Costs and expenses
     Research and development                                 1,689,278         1,912,258
     General and administrative                               4,567,413         2,127,664
     Depreciation and amortization                            1,344,969           579,342
                                                           -------------     -------------

         Total costs and expenses                             7,601,660         4,619,264
                                                           -------------     -------------

Loss from operations                                         (7,096,803)       (3,816,299)

Interest income (expense)
     Interest and finance charges                              (325,000)       (2,172,682)
     Interest income                                            138,574
                                                            ------------     -------------

                                                               (186,426)       (2,172,682)
                                                            ------------     -------------

         Net loss before income tax benefit                  (7,283,229)       (5,988,981)

Income tax benefit                                              536,903           253,000
                                                            ------------     -------------

         NET LOSS                                            (6,746,326)       (5,735,981)

Cumulative preferred stock dividend                            (877,818)         (131,328)
Beneficial conversion preferred stock dividend                                 (9,351,339)
                                                            ------------     -------------

         Net loss available to common stockholders          $(7,624,144)     $(15,218,648)
                                                            ============     =============

Basic and diluted net loss per share of common stock        $     (0.45)     $      (1.25)
                                                            ============     =============

Weighted-average shares used in
     computing basic and diluted
     net loss per share                                      16,920,939         12,184,152
                                                            ============     =============


The accompanying notes are an integral part of these statements.

                       Bioenvision, Inc. and Subsidiaries

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                                                                       Accumulated        Total

                                                                             Additional                   Other        Stockholders'

                                      Preferred Stock      Common Stock       Paid In    Acccumlated   Comprehensive      Equity
                                   --------------------------------------
                                     Shares      $        Shares        $     Capital      Deficit        Income         (Deficit)
                                     ------      -        ------        -

Balance at June 30, 2001                                8,248,919     8,249    3,165,540   (5,808,651)     152,346       (2,482,516)


Net loss for the year                                                                      (5,735,981)                   (5,735,981)

Shares issued to employees
for accrued salaries                                    1,048,352     1,048    1,269,864                                  1,270,912


Shares issued to consultants
for services                                              390,515       391      168,083                                    168,473

Shares issued in connection
with acquisition of Pathagon                            7,000,000     7,000   12,484,926                                 12,491,926

Shares issued in connection
with licensing agreement - OMRF                           200,000       200      619,800                                    620,000

Warrants issued in connection
with licensing agreement -  OMRF                                                 425,600                                    425,600

Gross proceeds from issuance of
preferred stock                    5,916,966  5,917                           17,744,081                                 17,749,998
Direct costs incurred to issue
preferred stock                                                               (3,911,906)                                (3,911,906)


Cumulative preferred stock dividend                                                         (131,328)                      (131,328)
dividend Beneficial conversion
preferred stock dividend                                                       9,351,339  (9,351,339)

Warrants issued in connection with
credit facility                                                                1,872,000                                  1,872,000

Warrants issued for services rendered                                          2,302,228                                  2,302,228


                                   -------------------------------------------------------------------------------------------------
    Balance at June 30, 2002       5,916,966   5,917   16,887,786    16,888   45,491,554 (21,027,299)     152,346        24,639,405



Net loss for the year                                                                     (6,746,326)                    (6,746,326)

Cumulative preferred stock dividend                                                         (877,818)                      (877,818)

Shares issued to consultants for services                 234,953       235    1,258,080                                  1,258,080

Warrants issued in connection with services                                      182,350                                    182,350

Rrepricing of options                                                            372,465                                    372,465

                                   -------------------------------------------------------------------------------------------------
     Balance at June 30, 2003      5,916,966  $5,917   17,122,739   $17,123  $47,304,449 $(28,651,443)    $152,346      $18,828,392
                                   =========  ======   ==========   =======  =========== ============     ========      ===========





The accompanying notes are an integral part of this statement.

                       Bioenvision, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                        Year ended
                                                                                         June 30,
                                                                             ----------------------------------------
                                                                                   2003                      2002
                                                                             ---------------            -------------

Cash flows from operating activities
     Net loss
     Adjustments to reconcile net loss to net                                $ (6,746,326)              $ (5,735,981)
                                                                             ---------------            -------------
         cash used in operating activities
            Depreciation and amortization                                       1,344,969                    579,342
            Financing charges - noncash                                                                    2,129,482
            Amortization of deferred tax liability                               (536,903)

            Compensation costs - shares and warrants issued to nonemployees     1,440,429
            Compensation costs - re-pricing of options                            372,465
            Changes in assets and liabilities
                 Deferred costs                                                   (63,573)                   337,500
                 Deferred revenue                                                 870,139                   (736,364)
                 Accounts payable                                                 (22,924)                  (350,817)
                 Other current assets                                            (105,976)
                 Other long term assets                                          (126,869)
                 Accounts receivable                                               25,000                    (50,000)
                 Security deposits                                                (79,111)
                 Officer's salary for equity conversion                                                       52,090
                 Other accrued expenses and liabilities                          (782,901)                 1,099,636
                                                                             ---------------              ------------
                        Net cash used in operating activities                  (4,411,581)                (2,675,113)
                                                                             ---------------              ------------

Cash flows from investing activities
     Purchase of intangible assets                                               (191,848)                  (455,500)
     Capital expenditures                                                         (59,406)
     Restricted cash                                                             (290,000)
                                                                             ---------------              ------------

                        Net cash used in investing activities                    (541,254)                  (455,500)
                                                                             ---------------              ------------

Cash flows from financing activities
     Bank overdraft                                                                                         (127,241)
     Proceeds from loan financing                                                                            982,943
     Repayment of loan financing                                                                            (982,943)
     Proceeds from issuance of preferred stock                                                            17,749,998
     Costs incurred in connection with offering                                                           (1,609,623)
                                                                             ---------------              ------------

                        Net cash provided by financing activities                                         16,013,134
                                                                             ---------------              ------------

                        Net (decrease) increase in cash and cash equivalents   (4,952,835)                 12,882,521

Cash and cash equivalents, beginning of year                                   12,882,521                        -
                                                                             ---------------              ------------

Cash and cash equivalents, end of year                                       $  7,929,686                 $12,882,521
                                                                             ===============              ============

Supplemental disclosure of cash flow information:
     Cash paid during the year for
         Interest                                                            $       -                    $    43,200

Supplemental disclosure of noncash investing and financing activities:
     Noncash conversion of officer's salary into common stock                $       -                    $ 1,270,912
     Noncash conversion of trade payables into common stock                  $       -                    $   168,473
     Noncash issuance of warrants related to SCO financing agreement         $       -                    $ 1,872,000
     Noncash issuance of warrants in connection with preferred stock         $       -                    $ 2,302,283
     Noncash issuance of stock related to Pathagon acquisition               $       -                    $12,491,926
     Noncash issuance of warrants and shares related to OMRFA                $       -                    $ 1,145,600

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

                       BIOENVISION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002

Note 1 - Organization and significant accounting policies - continued

Revenue Recognition


In accordance with SEC Staff Accounting Bulletin No. 101, upfront nonrefundable fees associated with research and development collaboration agreements where the Company has continuing involvement in the agreement, are recorded as deferred revenue and recognized over the estimated research and development period. If the estimated period is subsequently modified, the period over which the up-front fee is recognized is modified accordingly on a prospective basis. Revenues from the achievement of research and development milestones, which represent the achievement of a significant step in the research and development process, are recognized when and if the milestones are achieved. Continuation of certain contracts and grants are dependent upon the Company and/or its co-development partners' achieving specific contractual milestones; however, none of the payments received to date are refundable regardless of the outcome of the project.

Upfront nonrefundable fees associated with licensing arrangements are recorded as deferred revenue and recognized over the licensing arrangement, which approximates the life of the patent.


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


                                                                            Year Ended June 30,
                                                                          ----------------------
                                                                          2003              2002
                                                                          -------         ------
Net loss available to common stockholders, as reported                   $(7,624,144)  $(15,218,648)
Add:  Stock based employee compensation expense
     included in reported net loss                                           372,465       --
Deduct:  Total stock based employee compensation
     expense determined under fair value based method
     for all awards                                                       (1,214,723)      --
Pro forma net loss available to common stockholders                      $(8,466,402)  $(15,218,648)

Loss per share
     Basic and diluted - as reported                                     $(0.45)       $(1.25)
      Basic and diluted - pro forma                                      $(0.50)       $(1.25)


The fair value of options at the date of grant was established usine the Black-Scholes model with the following assumptions:

                                                              2003
                                                              ----

            Expected life (years)                             4.00

            Risk free interest rate                          3.00%

            Expected volatility                                80%

            Expected dividend yield                           0.00


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

Deferred costs


Deferred costs represents royalty payments that became due and payable to SRI upon the Company's execution of the co-development agreement with Ilex Oncology advance royalties. These costs have been presented together with research and development costs on the statement of operations for the years ended June 30, 2003 and 2002.


Property and equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Property and equipment are depreciated on a straight-line basis over an estimated three-year useful life.


Goodwill and Other Intangible Assets

Goodwill represents the excess of costs over the fair value of identifiable net assets of Pathagon. Intangible assets include patents and licensing rights acquired in connection with the acquisition of Pathagon. The Company accounts for these assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"). The Company does not have any intangible assets with an indefinite useful life.

Long-Lived Assets

The Company adopted the provisions of SFAS No. 144 on July 1, 2003. In accordance with SFAS No. 144, long-lived assets, such as property and equipment and intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Prior to the adoption of SFAS No. 144, the Company accounted for long-lived assets in accordance with SFAS No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.


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


NOTE 2 - Acquisition of Pathagon

On February 1, 2002, the Company completed the acquisition of Pathagon. The acquisition was accounted for as a purchase business combination in accordance with SFAS 141. The Company issued 7,000,000 shares of common stock to complete the acquisition, which was valued at $12,600,000 based on the 5-day average trading price of the stock ($1.80) surrounding November 22, 2001, the day of the Company's announcement of the agreed upon acquisition. The acquired patents and licensing rights of OLIGON(R) and methylene blue (collectively referred to as "Purchased Technologies"), were recorded at their fair market value which was approximately $17,576,000. The patent and licensing rights acquired are being amortized over 13 years, which is the estimated remaining contractual life of these assets. Since the estimated fair value of the Purchased Technologies was at least equal to the amount paid, the purchase price, net of assumed liabilities, was allocated to

Purchased Technologies. The transaction qualified as a tax-free merger which resulted in a difference between the tax basis value of the assets acquired and the fair market value of the patents and licensing rights. As a result, a deferred tax liability was recorded for approximately $7,909,000. The purchase price exceeded the fair market value of the net assets acquired resulting in the recording of Goodwill of $4,704,100. The Company recorded a charge to goodwill of $801,395 for fiscal year ended June 30, 2003 as a result of a change in tax rates used to compute the deferred tax liability arising as a result of this acquisition. Pathagon had no operations other than holding the patents and licenses acquired. As Pathagon had no operations, its pro-forma financials would not be meaningful and thus are not presented.

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

                       BIOENVISION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002


NOTE 3  - Intangible Assets

Intangible assets consist of the following:    June 30, 2003       June 30, 2002

Patents and licensing rights                     $17,644,521        $17,487,548
Less:  accumulated amortization                    1,865,122            565,756
                                                    --------           --------
                                                 $15,779,399         $16,921,792
                                                 ============         ==========

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

The Company received a nonrefundable, upfront payment of $1.35 million when they entered into the agreement with ILEX and is entitled to receive milestone payments of $2.5 million upon completion of management designed pivotal Phase II clinical trials of Clofarabine and $5.0 million after submission of a new drug application with the FDA. The upfront payment was deferred and recognized as revenues ratably, on a straight-line basis concurrent with certain development activities described in the contract, through December 2002. The Company recognized revenues of approximately $490,000 and $800,000_in connection with the up-front payment of ILEX agreement for the years ended June 30, 2003 and 2002, respectively.

Deferred costs represents royalty payments that became due and payable to SRI upon the Company's execution of the co-development agreement with Ilex Oncology. The Company also defers all royalty payments made to SRI and recognizes these costs ratably, on a straight-line basis concurrent with revenue that is recognized in connection with Ilex agreement. Research and Development includes approximately $207,000 and $368,000 for the years ended June 30, 2003 and 2002, respectively, related to such charges.

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


In May 2003, we entered into a sub-license agreement with Dechra, pursuant to which Dechra has been granted a sub-license for all of Bioenvision's rights and entitlements to market and distribute modrenal in the United States and Canada solely in connection with animal health applications. Subject to certain circumstances, this agreement expires upon expiration of the last patent related to modrenal or the completion of the last royalty set forth in the agreement. Through June 30, 2003, we have recognized deferred revenue and deferred costs related to this agreement as described below in this Note 4. The Company received an upfront non-refundable payment of $1.25 million upon execution of this agreement and may receive up to an additional $3.75 million upon the achievement by Dechra of certain milestones set forth in the agreement.


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



Note 5 - Income taxes

The components of the income tax benefit are as follows:



                                                    June 30,
                                             ------------------------
                                              2003              2002
                                             ------            ------
Current:
   Federal                                  $   --             $  --
                                            --------           ------
   State                                        --                --
                                            --------           ------

Deferred:
   Federal                                (404,000)          (160,000)
   State                                  (133,000)           (93,000)
                                           --------          --------
                                          (537,000)          (253,000)
                                           --------          ---------
Total benefit                            $(537,000)         $(253,000)
                                         ===========       ============

                       BIOENVISION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002


Note 5 - Income taxes - continued

Significant components of the company's deferred tax assets and liability at June 30 are as follows:


                                                           June 30,
                                                    ---------------------------
                                                     2003              2002
                                                    -------           ------
Deferred tax liability
       Acquired intangibles                         $(6,318,000)    $(7,656,000)

Deferred tax assets
        Net operating loss                            5,512,000       3,256,000
        Depreciation                                     11,000          13,000
        Net deferred revenue                            401,000              --
        Other                                            66,000           1,000
                                                       --------        --------
Total deferred tax assets                             5,990,000       3,270,000
Valuation allowance for deferred tax assets          (5,990,000)     (3,270,000)
                                                      ---------       ---------
Net deferred tax asset                                      --               --
                                                      ---------      ----------
Net deferred tax liability                           (6,318,000)     (7,656,000)
                                                      =========      ==========

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


In August 2001, the Board of Directors approved the issuance of 208,333 shares of common stock to its officers and directors in exchange for accrued compensation at a rate of $1.25 per share. In October 2001, the Board of Directors approved the issuance of 134,055 shares of commons stock to its officers and directors in exchange for accrued compensation of approximately $206,000.


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


On May 12, 2002, a majority of the Company's shareholders delivered a written consent to authorize amendment of the Company's certificate of incorporation, approved by the Company's Board of Directors, to increase the number of authorized shares of common stock from 25,000,000 to 50,000,000 and to authorize the issuance of 10,000,000 shares of the Company's Series A Convertible Preferred Stock. The shareholder action became effective, and the amendment was filed and became effective, on April 30, 2002.

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

                       BIOENVISION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002


NOTE 8 - Stock options - continued

A summary of the Company's stock option activity for options issued to employees and related information follows:

                                                   Weighted Avg.
                                 No. of Shares     Exercise Price
                                 -------------     --------------
Balance - July 1, 2001               2,200,000     $        1.25
     Granted during 2002                   -                  -
     Exercised during 2002                 -                  -
     Forfeiture during 2002                -                  -
                                 --------------------------------
Balance - June 30, 2002              2,200,000              1.25

     Granted during 2003             1,370,000              1.19
     Exercised during 2003                 -                  -
     Forfeiture during 2003                -                  -
                                 --------------------------------
Balance - June 30, 2003              3,570,000     $        1.23
                                 ================================


                                                                 Stock Options Outstanding
     ------------------------------------------------------------------------------------------------------------------------------
                                                             Weighted
                                                             Average
                               Weighted                      Remaining     Number of
                               Average           Number of   Contractual   Stock Options
     Exercise Price Range      Exercise price    Options     Life          Exercisable
     ------------------------------------------------------------------------------------------------------------------------------

     $0.74                     $  0.74            500,000          9.13       170,000
     $1.25 - $1.45             $  1.29          3,070,000          8.89     2,210,000
                                           ------------------            ----------------
                                                3,570,000                   2,380,000
                                           ==================            ================

                       BIOENVISION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002


NOTE 9 - Commitments and Contingencies

Leases
------

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

                 2008    ________

                         $464,814
                         ========

The Company is a party to an additional month-to-month lease agreement for its subsidiary, Bioenvision Ltd. in Edinburgh, Scotland.

Employment Agreements
---------------------

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

Litigation
----------

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

                                   SIGNATURES


        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned on April 1, 2004, thereunto duly authorized.


                                  BIOENVISION, INC.



                                  By  /s/ Christopher B. Wood, M.D.
                                      ----------------------------------
                                      Christopher B. Wood, M.D.
                                      Chairman and Chief Executive Officer
                                         (Principal Executive Officer)


                                  By  /s/ David P. Luci
                                      ----------------------------------
                                      David P. Luci
                                      Director of Finance, General Counsel and
                                      Corporate Secretary
                                          (Principal Financial and
                                           Accounting Officer)


        In accordance with the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.



         Signature                             Title                                    Date

/s/ Christopher B. Wood, M.D.    Chairman and Chief Executive                       April 1, 2004
-----------------------------    and Officer and Director
Christopher B. Wood, M.D.        (Principal Executive Officer)

         *                       Director of Finance, General Counsel and           April 1, 2004
----------------------           Corporate Secretary
David P. Luci                    (Principal Financial and Accounting Officer)

         *                       Director                                           April 1, 2004
----------------------
Thomas S. Nelson, C.A.


/s/ Michael Kauffman
----------------------           Director                                           April 1, 2004
Michael Kauffman

         *                       Director                                           April 1, 2004
----------------------
Jeffrey B. Davis

         *                       Director                                           April 1, 2004
----------------------
Andrew N. Schiff
                                                                                    April 1, 2004
         *                       Director
----------------------
Steven A. Elms