Form 10QSB/A
period 2003-12-31
BIOENVISION INC
filed 2004-04-02
CIK 1028205

FORM 10-QSB/A2


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2003
                            Commission File # 0-24875

                                BIOENVISION, INC.


        (Exact name of small business issuer as specified in its charter)



                     Delaware                         13-4025857
                     ------                             --------
              State or other jurisdiction             IRS
              of incorporation or organization        Employer ID No.

                509 Madison Avenue Suite 404 New York, N.Y. 10022
                -------------------------------------------------
                    (Address of principal executive offices)

(Issuer's Telephone Number)      (212) 750-6700
                                 --------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No _____



As of March 23, 2004, there were 22,934,616 shares of the issuer's common stock, par value $.001 per share (the "Common Stock") outstanding.


Traditional Small Business Disclosure Format (Check One): YES [ ] No [X]


                                 C O N T E N T S


                                                                                          Page
                                                                                          ----

Condensed Consolidated Balance Sheets                                                       1

Condensed Consolidated Statements of Operations                                             2

Condensed Consolidated Statements of Cash Flows                                             3

Notes to Condensed Consolidated Financial Statements                                        4

Item 2.  Management's Discussion and Analysis of Financial Condition or Plan of Operation   9

Item 4.  Controls and Procedures                                                           13

Part II - Other Information                                                                14



                       Bioenvision, Inc. and Subsidiaries
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                  December 31,           June 30,
                                                                                     2003                 2003
                                                                                 ------------          -----------
                           ASSETS                                                 (unaudited)           (audited)

Current assets
   Cash and cash equivalents                                                      $6,969,539            $7,929,686
   Restricted cash                                                                   290,000               290,000
   Deferred costs                                                                  1,758,499                22,727
   Accounts receivable                                                                25,000                25,000
   Other assets                                                                      242,603               105,976
                                                                                     -------               -------

       Total current assets                                                        9,285,641             8,373,389

   Property and equipment, net                                                        41,593                49,265
   Intangible assets, net                                                         15,135,084            15,779,399
   Goodwill                                                                        3,902,705             3,902,705
   Security deposits                                                                  79,111                79,111
   Other long term assets                                                             32,728               126,869
   Deferred costs                                                                    213,321               224,937
                                                                                     -------               -------

       Total assets                                                              $28,690,183           $28,535,675
                                                                                  ==========            ==========

            LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities
   Accounts payable                                                                 $150,892              $411,392
   Accrued expenses                                                                1,012,870               730,722
   Accrued dividends payable                                                       1,421,413             1,009,146
   Deferred revenue                                                                3,585,181               113,636
                                                                                   ---------               -------

       Total current liabilities                                                   6,170,356             2,264,896

Deferred revenue-long term                                                         1,066,604             1,124,685
Deferred tax liability                                                             6,049,125             6,317,702
                                                                                   ---------             ---------

       Total liabilities                                                          13,286,085             9,707,283
                                                                                  ----------             ---------

 Stockholders' equity
   Preferred stock - $0.001 par value; 5,920,000 shares authorized                     5,440                 5,917
     and 5,440,000 and 5,916,966 shares issued and outstanding at
     December 31, 2003 and June 30, 2003, respectively (liquidation preference $16,320,000)
   Common stock - par value $0.001; 50,000,000 shares authorized                      19,092                17,123
     and 19,091,535 and 17,122,739 shares issued and outstanding at
     December 31, 2003 and June 30, 2003, respectively
   Additional paid-in capital                                                     48,664,049            47,304,449
   Accumulated deficit                                                           (33,436,828)          (28,651,443)
   Accumulated other comprehensive income                                            152,346               152,346
                                                                                     -------               -------

        Stockholders' equity                                                      15,404,099            18,828,392
                                                                                  ----------            ----------

        Total liabilities and stockholders' equity                               $28,690,183           $28,535,675
                                                                                  ----------            ==========

The accompanying notes are an integral part of these financial statements.



                       Bioenvision, Inc. and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                     Three months ended               Six months ended
                                                        December 31,                    December 31,
                                                     -----------------               ------------------
                                                     2003            2002           2003            2002
                                                  -----------    -----------    -----------      -------
                                                 (unaudited)    (unaudited)    (unaudited)      (unaudited)

   Licensing and royalty revenue                     $82,495       $209,091       $136,536        $418,182
   Research and development contract revenue            -              -           775,000            -
                                                     -------        -------        --------        -------

             Total revenue                            82,495        209,091        911,536         418,182

Costs and expenses
   Research and development                          746,921        322,481      1,550,821         842,348
   Selling, general and administrative               919,342        548,231      3,357,430       1,692,988
   (includes stock based compensation
   income(expense) of $186,055 and $(325,000) for
   the three months ended December 31, 2003 and
   2002, respectively, and $(1,098,592) and
   $(422,500) for the six months ended December 31,
    2003 and 2002, respectively)
   Depreciation and amortization                     340,248        334,683        679,869         667,021
                                                     -------        -------        -------         -------

        Total costs and expenses                   2,006,511      1,205,395      5,588,120       3,202,357
                                                   ---------      ---------      ---------       ---------

Loss from operations                              (1,924,016)      (996,304)    (4,676,584)     (2,784,175)

Interest income (expense)
   Interest and finance charges                         -              -              -           (325,000)
      Interest income                                 15,852         40,768         34,889          89,179
                                                      ------         ------         ------          ------


Net loss before income tax benefit                (1,908,162)      (955,536)    (4,641,695)     (3,019,996)

Income tax benefit                                   134,351        152,100        268,577         304,200
                                                     -------        -------        -------         -------

Net loss                                          (1,773,811)      (803,436)    (4,373,118)     (2,715,796)
                                                  -----------      ---------    -----------     -----------

Cumulative preferred stock dividend                 (188,557)      (221,279)      (412,267)       (442,557)
                                                    ---------      ---------      ---------       ---------

Net loss available to common stockholders        $(1,962,368)   $(1,024,715)   $(4,785,385)    $(3,158,353)
                                                  ===========    ===========    ===========     ===========


Basic and diluted net loss per share of
common stock                                          $(0.11)        $(0.06)        $(0.27)         $(0.19)
                                                       ======         ======         ======          ======


Weighted average shares used in computing         18,439,234     16,887,786     17,850,814      16,887,786
   basic and diluted net loss per share           ==========     ==========     ==========      ==========


The accompanying notes are an integral part of these financial statements.



                       Bioenvision, Inc. and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        Six months ended
                                                                          December 31,
                                                                 -------------------------------
                                                                     2003               2002
                                                                 ------------       ------------
                                                                 (unaudited)         (unaudited)

Cash flows from operating activities
   Net loss                                                      $(4,373,118)        $(2,715,796)
   Adjustments to reconcile net loss to net
      cash used in operating activities
        Depreciation and amortization                                679,869             667,021
        Deferred tax benefit                                        (268,577)           (304,200)
        Compensation costs - shares and warrants issued              444,683             422,500
          to nonemployees
        Compensation costs - re-pricing of options                   653,908                -
        Changes in assets and liabilities
          Deferred costs                                          (1,724,156)            184,091
          Deferred revenue                                         3,413,464            (368,181)
          Accounts payable                                          (260,500)             58,218
          Other current assets                                      (136,627)            (56,767)
          Other long term assets                                      94,141             (79,111)
          Other accrued expenses and liabilities                     282,148            (664,497)
                                                                     -------            ---------

                 Net cash used in operating activities            (1,194,765)         (2,856,722)
                                                                  -----------         -----------

Cash flows from investing activities
   Purchase of intangible assets                                     (27,882)            (67,787)
   Capital expenditures                                                 -                (48,860)
   Restricted cash                                                      -               (290,000)
                                                                  ----------            ---------

                 Net cash used in investing activities               (27,882)           (406,647)
                                                                     --------           ---------

Cash flows from financing activities
   Proceeds from issuance of common stock                            262,500                -
                                                                     -------             -------

Net decrease in cash and equivalents                                (960,147)         (3,263,369)

Cash and equivalents, beginning of period                          7,929,686          12,882,521
                                                                   ---------          ----------

Cash and equivalents, end of period                               $6,969,539          $9,619,152
                                                                   =========           =========

Supplemental disclosure of cash flow information
   Cash paid during the period for Interest paid                  $     -            $      -

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




                                                                      Three months ended              Six months ended
                                                                         December 31,                    December 31,
                                                                         ------------                    ------------
                                                                     2003            2002            2003           2002
                                                                     ----            ----            ----           ----

Net loss available to common stockholders,                       $(1,962,368)   $(1,024,714)    $(4,785,385)    $(3,158,352)
as reported                                                       -----------    -----------     -----------     -----------

Deduct: Total stock based employee compensation                  $  (244,992)   $(793,594)      $  (489,983)    $(1,587,188)
expense determined under fair value based method                   ---------    ---------         ---------     -----------
for all awards; net of related tax effects

Pro forma net loss                                                (2,207,360)   (1,818,308)      (5,275,368)    (4,745,540)
Loss per share
     Basic and diluted - as reported                             $   (0.11)     $   (0.06)      $   (0.27)      $   (0.19)

     Basic and diluted - pro forma                               $   (0.12)     $   (0.11)      $   (0.30)      $   (0.28)


       The fair value of options at the date of grant was established using the Black-Scholes model with the following assumptions:




                                                    Three months ended              Six months ended
                                                       December 31,                    December 31,
                                                       ------------                    ------------
                                                   2003            2002            2003           2002
                                                   ----            ----            ----           ----

Expected life (years)                                4               4               4               4

Risk free interest rate                            3.00%           3.00%           3.00%           3.00%

Expected volatility                                80.00%          80.00%          80.00%         80.00%

Expected dividend yield                             0.00            0.00            0.00           0.00



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


In May 2003, the Company entered into a sub-license agreement with Dechra Pharmaceuticals, plc ("Dechra"), pursuant to which Dechra has been granted a sub-license for all of Bioenvision's rights and entitlements to market and distribute modrenal in the United States and Canada solely in connection with animal health applications. Subject to certain circumstances, this agreement expires upon expiration of the last patent related to modrenal or the completion of the last royalty set forth in the agreement. The Company received an upfront non-refundable payment of $1.25 million upon execution of this agreement and may receive up to an additional $3.75 million upon the achievement by Dechra of certain milestones set forth in the agreement. The upfront payment received from Dechra has been deferred and will be recognized as revenues on a straight-line basis over the term of the license agreement through May 2014. The Company recognized revenues of approximately $12,000 for the year ended June 30, 2003 in connection with this sublicense agreement with Dechra. As of June 30, 2003, deferred revenues include approximately $1,238,000 related to this agreement.

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

                       BIOENVISION, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION


Except for historical information contained herein, this quarterly report on Form 10-QSB contains forward-looking statements within the meaning of the
Section 21E of the Securities and Exchange Act of 1934, as amended, which involve certain risks and uncertainties. Forward-looking statements are included with respect to, among other things, the Company's current business plan an " Managements Discussion and Analysis of Results of Operations". These forward-looking statements are identified by their use of such terms and phrases as "intends," "intend," "intended," "goal," "estimate," "estimates," "expects," "expect," "expected," "project," "projected," "projections," "plans," "anticipates," "anticipated," "should," "designed to," "foreseeable future," "believe," "believes" and "scheduled" and similar expressions. The Company's actual results or outcomes may differ materially from those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.


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






Date:  April 1, 2004     By:  /s/ Christopher B. Wood M.D.
                              ----------------------------
                                   Christopher B. Wood M.D.
                                   Chairman and Chief Executive Officer
                                  (Principal Executive Officer)



Date:  April 1, 2004     By:  /s/ David P. Luci
                              -----------------
                                    David P. Luci
                                    Director of Finance and General Counsel
                                    (Principal Financial and Accounting Officer)

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