Form 10KSB/A
period 2003-06-30
BIOENVISION INC
filed 2004-05-24
CIK 1028205

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 Form 10-KSB/A2


   (Mark One)
           X       Annual report under Section 13 or 15(d) of the Securities
     -----   Exchange Act of 1934. For the fiscal year ended June 30, 2003.


                                       OR

                  Transition report under Section 13 or 15(d) of the Securities
     -----   Exchange Act of 1934 for the transition period from

                      ________________ to ________________.

                         Commission File Number: 0-18299

                                BIOENVISION, INC.
                                -----------------
                 (Name of Small Business Issuer in Its Charter)

                          Delaware                              13-4025857
                -----------------------------                   ----------
               (State or Other Jurisdiction of                (IRS Employer
               Incorporation or Organization)               Identification No.)

                               509 Madison Avenue
                                    Suite 404
                               New York, New York        10022
                               ------------------        ------
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


The aggregate market value of the voting stock held by non-affiliates computed by reference to the last price at which the stock was sold, as of May 18, 2004, was $256,127,866. The number of shares of common stock outstanding as of May 18, 2004 was 26,002,829.

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

0 Potent ability to kill cancer cells in a wide range of cell lines, including leukemia, non-small cell lung, colon, melanoma, ovarian, renal, prostate, and breast cancer lines.

0 Significant clinical benefit demonstrated in both pediatric and adult leukemias:

         o Overall response rates in relapsed/refractory pediatric acute leukemias of between 25% and 36% achieved.

         o Overall response rates in relapsed/refractory adult acute myeloid leukemia (AML) and chronic myeloid leukemia in blast crisis (CML-BP) of between 55% and 64% achieved.

0 Solid tumor studies initiated with both the oral and intravenous formulations of clofarabine.

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

Forecast Global Cancer Treatment Market 2001 - 2007 (amounts in $ billions)
---------------------------------------------------------------------------



Drug Class                   2001         2002         2003          2004         2005         2006         2007
----------------------  --------------- ----------- ------------- ------------ ------------ ------------ ------------
Adjunct therapies             $11,321      $11,834      $12,347      $12,860       $13,373      $13,752      $14,132
Cytotoxics                      8,651        9,136        9,501        9,881        10,277       10,585       10,902
Hormonals                       5,720        5,841        5,950        5,952         5,856        5,688        5,464
Innovative agents               3,679        4,665        5,650        7,126         8,602       10,432       12,261
                        --------------- ----------- ------------- ------------ ------------ ------------ ------------
         TOTALS               $29,372      $31,476      $33,448      $35,820       $38,108      $40,457      $42,760
                        =============== =========== ============= ============ ============ ============ =============
Source:  Reuters, 2002


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



                                                                                 1999      2000      2001       Growth
Company             Brand            Generic           Class                     ($m)      ($m)      ($m)    2000-01 (%)
---------------     ---------------  -----------       ------------------------ --------  --------  ------  -------------
BMS                 Taxol            Paclitaxel        Other Cytotoxics           1,481     1,592    1,197         -24.8
Aventis             Taxotere         Docctaxel         Other Cytotoxics             461       686      925          34.8
Lilly               Gemzar           Gemcitabine       Antimetabolite               453       559      723          29.3
BMS                 Paraplatin       Carboplatin       Other Cytotoxics             600       690      702           1.7
Pharmacia           Camptosar        irinorccan        Other Cytotoxics             293       441      613          39.0
Taiho               UFT              tegafur uracil    Antimetabolite               460       440      420e         -4.5
Pharmacia           Pharmorubicin    cpirubein         Cytotoxic Antibiotics        206       199      261          31.2
                    /Ellence
Ivax                Paxene           paclitaxel        Other Cytotoxics             n/a        35      215         514.3
Roche               Furtulon         doxifluridine     Antimetabolite               166       201      201           0.0
Aventis             Campro           irinotecan        Other Cytotoxics              83       139      186          33.8
Sanofi              Eloxatine        oxilaplatin       Other Cytotoxics              72       130      181          39.2
SP                  Temodar          temozolomide      Alkylating agents             36       121      180          48.8
Roche               Xeloda           capecitabine      Antimetabolite                53        89      155          74.0
GSK                 Hycarntin        topotecan         Other Cytotoxics             141       144      131          -9.0
Schering AG         Fludara          fludarabine       Antimetabolite                79       102      120          17.6
BMS                 Ifex             ifosfamide        Alkylating agents             88       108      120e         11.1
Alza US             Doxil/Caelyx     liposomal/        Cytotoxic Antibiotics         66        82      100          22.0
                                     doxorubicin
Pierre Fabre        Navelbine        vinorelbine       Vae                           76        82       90e          9.8
Wyeth               Novantrone       mitoxantrone      Cytotoxic Antibiotics         45        60       71          18.7
BMS                 VcPesid          ctoposide         Vae                           77        70       65e         -7.1
GSK                 Navelbine        vinorelbine       Vae                           67        65       63e         -3.1
Pharmacia           Adriamycin       doxorubicin       Cytotoxic Antibiotics         65        62       55e        -11.3
BMS                 Hydrea           hydroxyurea       Alkylating agents             56        52       48e         -7.7

Others                                                                            1,824     1,776    1,829           3.0
                                                                                --------  --------  ------  -------------
             TOTAL                                                                6,948     7,925    8,651           9.2
                                                                                ========  ========  ======  ==============
Source:  Reuters, 2002


         Another of Bioenvision's lead drugs, Modrenal(R) is approved in the UK for the treatment of post-menopausal patients with advanced breast cancer. In particular, the drug is approved as follow-on treatment for patients who previously have responded to hormonal therapy.

         Listed below are other hormonal therapies currently at market.



                                                                                 1999      2000      2001       Growth
Company             Brand            Generic           Class                     ($m)      ($m)      ($m)    2000-01 (%)
---------------     ---------------  -----------       ------------------------ --------  --------  ------  -------------
TAP                 Lupron           Leuprorelin       LHRH agonsists               775       798       833           4.4
AstraZeneca         Zoladex          Goserelin         LHRH agonsists               686       734       728          -0.8
AstraZeneca         Nolvadex         Tamoxifen         Anti-estrogens               573       576       630           9.4
AstraZeneca         Casodex          Bicalulamide      Anti-estrogens               340       433       569          31.4
Takeda              Leuplin          leuprorelin       LHRH agonsists               485       515       530e          2.9
Barr                Tamoxifen        Tamoxifen         Anti-estrogens               297       322       501          55.6
Pharmacia           Depo-Provera     Medroxy           Progestagens                 252       272       283           4.0
AstraZeneca         Arimidex         Anastrozole       Aromatase Inhibitors         140       156       191          22.4
Abbott              Lupron           leuprorelin       LHRH agonsists               140       153       163           6.5
BMS                 Megace           megestrol         Progestagens                 114       180       150e        -16.7
Novartis            Femara           letrozole         Aromatase Inhibitors          57        74       125          68.9
Ipsen               Deccapepryl      triptorelin       LHRH agonsists               100       105       110e          4.8
Aventis             Nilandron        nilutamide        Anti-androgens                72        87        93e          6.9
Schering AG         Androcur         cyproterone       Anti-androgens                91        95        92          -3.0
Aventis             Suprecur/        buserelin         LHRH agonsists                83        84        85e          1.7
                    Suprefact



                                                                                 1999      2000      2001       Growth
Company             Brand            Generic           Class                     ($m)      ($m)      ($m)    2000-01 (%)
---------------     ---------------  -----------       ------------------------ --------  --------  ------  -------------

SP                  Eulexin          flutamide         Anti-androgens               155       128        83         -35.2
Pharmacia           Aromasin         exemestane        Aromatase Inhibitors         n/a        36        65e         80.6
Nihun Kayaku        Odyne            flutamide         Anti-androgens                71        65        62e         -4.5
Teikoku             Prostal          chlormadinone     Progestagens                  63        63        62e         -1.6
Hormone
Novartis            Lentaron         formestane        Aromatase Inhibitors          47        45        43e         -4.4
Nihun Kayaku        Fareston         toremifene        Anti-estrogens                44        43        40e         -6.1
Novartis            Afema            tadrozole         Aromatase Inhibitors          22        25        23e         -8.0
Mitsui              Tasuomin         Tamoxifen         Anti-estrogens                10         9         9e         -3.2

Others                                                                              237       240       250           4.3
                                                                                --------  --------  ------  -------------
             TOTAL                                                                4,855     5,237     5,720           9.2
                                                                                ========  ========  ======  ==============
Source:  Reuters, 2002


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

Factors that May Affect Our Business


         You should carefully consider the following risks before you decide to buy our common stock. Our business, financial condition or operating results may suffer if any of the events described in the following risk factors actually occur. All known risks are presented in this prospectus. These risks may adversely affect our business, financial condition or operating results. If any of the events we have identified occur, the trading price of our common stock could decline, and you may lose all or part of the money you paid to buy our common stock.


The price of our common stock is likely to be volatile and subject to wide fluctuations.


         The market price of the securities of biotechnology companies has been especially volatile. Thus, the market price of our common stock is likely to be subject to wide fluctuations. For the twelve month period ended May 18, 2004, our closing stock price has ranged from a high of $11.75 to a low of $0.69. If our revenues do not grow or grow more slowly than we anticipate, or, if operating or capital expenditures exceed our expectations and cannot be adjusted accordingly, or if some other event adversely affects us, the market price of our common stock could decline. In addition, if the market for pharmaceutical and biotechnology stocks or the stock market in general experiences a loss in investor confidence or otherwise fails, the market price of our common stock could fall for reasons unrelated to our business, results of operations and financial condition. The market price of our stock also might decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. In the past, companies that have experienced volatility in the market price of their stock have been the subject of securities class action litigation. If we were to become the subject of securities class action litigation, it could result in substantial costs and a diversion of management's attention and resources.


Certain events could result in a dilution of your ownership of our common stock.


         As of June 30, 2003, we had 17,122,739 shares of common stock outstanding, 5,916,666 shares of Series A preferred stock outstanding which are currently convertible into 11,833,332 shares of common stock and 15,749,543 common stock equivalents including warrants and stock options, other than the options granted under the co-development agreement with ILEX. The exercise and conversion prices of the common stock equivalents range from $0.735 to $2.00 per share. We have also reserved for issuance an aggregate of 3,000,000 shares of common stock for a stock option plan for our employees. Historically, from time to time, we have awarded our common stock to officers of the Company, in lieu of cash compensation, although we do not expect to do so in the future. As of June 30, 2003, (i) no shares are currently registered under the Securities Act and
(iii) the sale of shares underlying options are not registered under the Securities Act, on Form S-8 or otherwise. The future resale of these shares and shares underlying stock options and warrants will result in a dilution to your percentage ownership of our common stock and could adversely affect the market price of our common stock.


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


         To date, we have incurred significant net losses, including net losses of $8,437,397 for the nine-month period ended March 31, 2004 and $4,064,277 for the three month period ended March 31, 2004. At March 31, 2004, we had an accumulated deficit of $37,676,811. We anticipate that we may continue to incur significant operating losses for the foreseeable future. We may never generate material revenues or achieve profitability and, if we do achieve profitability, we may not be able to maintain profitability.


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

         ILEX, and any third party to which ILEX may grant a sublicense or in any way transfer its obligations, has primary responsibility for conducting clinical trials and administering regulatory compliance and approval matters in the United States and Canada pursuant to the terms of our co-development agreement with ILEX. While there are target dates for completion, that agreement allows ILEX time to continue working beyond those dates under certain circumstances. For example, under the co-development agreement, ILEX was required to complete Pivotal Phase II Trials not later than December 31, 2002, but ILEX failed to do so. In this situation the co-development agreement provides that the milestone shall be adjusted such that ILEX receives more time to complete the pivotal trials if the trials are ongoing at December 31, 2002 and progressing to completion within a reasonable time thereafter. Further, ILEX was required under the co-development agreement to have filed a New Drug Application by August 31, 2003, subject to extension if ILEX continues to use its reasonable efforts to promptly complete the filing after August 31, 2003. ILEX continued to use its reasonable efforts to complete the filing after August 31, 2003 and in March 2004, ILEX completed the filing.

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


If we lose key management our business will suffer.

         We are highly dependent on our Chief Executive Officer to develop our lead drug. Dr. Wood has an employment agreement with the Company dated December 31, 2002 for an initial term of one year which automatically extends for additional one year periods until either party gives the other written notice of termination at least 90 days prior to the end of the current term. Dr. Wood is not near retirement age and he does not, to our knowledge, plan on leaving the Company in the near future. Dr. Wood is one of the founders of the company and he is intimately familiar with the science that underlies our lead drugs and ancillary technologies. He also maintains a position on the Clofarabine management team that is responsible for all drug development activities relating to that lead drug, and has been instrumental in the development and maintenance of our key relationships within the scientific research and medical communities, and those with our vendors, inventors, co-development partners and licensors. If Dr. Wood was no longer employed by the company, the development of our drugs would be significantly delayed and otherwise would be adversely impacted, and we may be unable to maintain and develop these important relationships.

Need for additional personnel.

         The Company will be required to hire additional qualified scientific and technical personnel, as well as personnel with expertise in clinical testing and government regulation to expand our research and development programs and pursue our product development plans. There is intense competition for qualified personnel in the areas of the Company's activities, and there can be no assurance that the Company will be able to attract and retain the qualified personnel necessary for the development of its business. The Company faces competition for qualified individuals from numerous pharmaceutical and biotechnology companies, universities and research institutions. The failure to attract and retain key scientific and technical personnel would have a material adverse effect on the development of the Company's business and our ability to develop, market and sell our products.

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


         We consummated a private placement transaction on March 22, 2004, pursuant to which we raised $12.8 million and issued 2,044,514 shares of our common stock and warrants to purchase an additional 408,903 shares of our common stock at a conversion price of $7.50 per share. We consummated a second closing for this financing on May 13, 2004 in order to comply with certain contractual obligations of the Company to its holders of Series A Preferred Stock which hold preemptive rights for equity offerings of the Company. The Company raised an additional $3.5 million in the second trance closing and issued an additional 558,384 shares of our common stock and warrants to purchase 111,677 shares of our common stock at a conversion price of $7.50 per share. However, we may need additional financing to continue to fund the research and development of our products and to generally expand and grow our business. For example, we will need to employ a European sales force within the next twelve months to capitalize on the commercial potential for Clofarabine and Modrenal if and to the extent our lead drugs are at market in Europe in the first half of 2005. To the extent that we will be required to fund operating losses, our financial position would deteriorate. There can be no assurance that we will be able to find significant additional financing at all or on terms favorable to us. If equity securities are issued in connection with a financing, dilution to our stockholders may result, and if additional funds are raised through the incurrence of debt, we may be subject to restrictions on our operations and finances. Furthermore, if we do incur additional debt, we may be limiting our ability to repurchase capital stock, engage in mergers, consolidations, acquisitions and asset sales, or alter our lines of business or accounting methods, even though these actions would otherwise benefit our business. As of December 31, 2003, we had stockholders' equity of $15,404,099 and net working capital of $3,115,285.


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


         On May 12, 2002, we had 189 stockholders of record.


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


         On November 16, 2001, we entered into an engagement letter with SCO Financial Group, pursuant to which SCO Financial Group would act as our financial advisor. In connection with the engagement letter, we issued a warrant to purchase 100,000 shares of common stock at an exercise price of $1.25 per share, subject to certain anti-dilution adjustments. In connection with securing a credit facility with SCO Capital, we issued warrants to purchase 1,500,000 shares of our common stock at a strike price of $1.25 per share, subject to certain anti-dilution adjustments. The warrants expire five years from the date of issuance. The issuance of these shares and warrants were exempt from registration under Regulation D under the Securities Act or Section 4(2) of the Securities Act.


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

Overview


         We are an emerging biopharmaceutical company that develops and markets drugs to treat cancer. Our two lead drugs are Clofarabine and Modrenal(R), although we have several other products and technologies under development. As of May 1, 2004, our internal staff consisted of nine employees based in New York, New York and Edinborough, Scotland.


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


         Our research and development costs include costs associated with six projects of which the Company devotes significant time and resource. Clofarabine research and development costs for the year ended June 30, 2003 and 2002 were $871,000 and $596,000, respectively, representing an increase of $275,000. The increase primarily reflects the costs associated with our having commenced clinical trials in Europe to develop Clofarabine. Modrenal research and development costs for the year ended June 30, 2003 and 2002 were $913,000 and $923,000, respectively, representing a decrease of $10,000. Gossypol research and development costs were $30,000 and $90,000, respectively, representing a decrease of $60,000. The decrease primarily reflects a decrease in the amount of resource devoted by the Company to this compound while the Company focused on developing its lead drugs. Gene Therapy research and development costs for the year ended June 30, 2003 were $(130,000) and $303,000, respectively, representing a decrease of $433,000. The decrease primarily reflects an accrued expense in the year ended 2002 of $200,000 which was determined to be less than originally estimated by the Company in the year ended June 30, 2003. The clinical trials and development strategy for the Clofarabine and Modrenal projects, in each case, is anticipated to cost several million dollars and will continue for several years based on the number of clinical indications within which we plan to develop these drugs. Currently, management cannot estimate the timing or costs associated with these projects because many of the variables, such as interaction with regulatory authorities and response rates in various clinical trials, are not predictable. Estimated total costs to date for each of these four projects is as follows: (i) Clorfarabine research and development costs have been approximately $3.0 million; (ii) Modrenal research and development costs have been approximately $2.35 million; (iii) Gossypol research and development costs have been approximately $150,000; and (iv) Gene Therapy research and development costs have been approximately $450,000. Our other two research and development projects involve our two ancillary technologies; OLIGON and Methylene Blue. We do not currently devote any significant time or resources to these research and development projects, but we intend to do so if and to the extent we successfully commercialize our lead drugs, Clorfarabine and Modrenal , over the next two years.


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

         The Company has the following commitments as of June 30, 2003:

                                 Payments Due in
--------------------------------------------------------------------------------
                        Total          2004           2005          2006
--------------------------------------------------------------------------------

Employee Contracts         266,400         266,400            -              -
--------------------------------------------------------------------------------

Occupancy Lease            369,500         161,600      166,100         41,000
--------------------------------------------------------------------------------

Total                      635,900         418,500      156,000         39,000
--------------------------------------------------------------------------------

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



                                                Summary Compensation Table
                                     Annual compensation                           Long term compensation
                              --------------------------------  -----------------------------------------------------------
                                                                             Awards                      Payouts

                                                       Other
                                                      Annual        Restricted     Securities
                                                       Comp-          Stock        underlying       LTIP        All other
Name &                         Salary                ensation         Awards      options/SARs     payouts     compensation
Principal                      ------                --------         ------      ------------     -------     ------------
Position              Year       $         Bonus $      $               $                             $              $
--------              ----                 ----

Christopher B.
Wood (1)              2003    225,000         -
                      2002    225,000         -
                      2001    180,000         -

David P. Luci
(2)                   2003    205,200    57,000(3)
                      2002       -            -
                      2001       -            -

Hugh Griffith
(4)                   2003    180,000    20,000
                      2002       -            -
                      2001       -            -

Stuart Smith (5)      2002    150,000         -
                      2001    150,000         -
                      2000    150,000         -

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

Stock Options

Our Board of Directors has adopted, and our stockholders have approved our 2003 Stock Incentive Plan. The plan was adopted to recognize the contributions made by our employees, officers, consultants, and directors, to provide those individuals with additional incentive to devote themselves to our future success and to improve our ability to attract, retain and motivate individuals upon whom our growth and financial success depends.

   The key provisions of the plan are as follows:

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

         The following table sets forth information concerning option/SAR grants in our fiscal year ended June 30, 2003 to all individuals serving as (a) our chief executive officer, (b) each of our four other most highly compensated executive officers (other than our chief executive officer) at the end of our fiscal year ended June 30, 2003 whose total annual salary and bonus exceeded $100,000 for these periods, and (c) up to two additional individuals, if any, for whom disclosure would have been provided pursuant to (b) except that the individual(s) were not serving as our executive officers at the end of our fiscal year ended June 30, 2003:



----------------------------------------------------------------------------------------------------------------------------

                                           Option/SAR Grants in Last Fiscal Year
                                                     Individual Grants
----------------------------------------------------------------------------------------------------------------------------

Name                      Number of securities     Percent  of  total       Exercise or base price    Expiration  Date
                          underlying               options/SARs granted     ($/Share)
                          options/SARs granted     to employees in fiscal
                          (#)                      year
----------------------------------------------------------------------------------------------------------------------------

Christopher B. Wood       500,000                  35.84%                   $1.45                     12/31/12

----------------------------------------------------------------------------------------------------------------------------

David P. Luci             500,000                  35.84%                   $.74                      3/31/13

----------------------------------------------------------------------------------------------------------------------------

Hugh Griffith             300,000                  21.51%                   $1.45                     10/22/12

----------------------------------------------------------------------------------------------------------------------------

All Executive             1,300,000                93.19%                   n/a                       n/a
Officers
----------------------------------------------------------------------------------------------------------------------------

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



                                                               BENEFICIAL          CURRENT
                                                              OWNERSHIP OF      PERCENTAGE OF
NAME                                                             STOCK            CLASS (1)

Perseus-Soros Biopharmaceutical
Fund, LP (2)
888 Seventh Avenue, 29th Floor
New York, New York 10106.............................           9,000,000             34.07%

OrbiMed Advisors Inc. (3)
767 Third Avenue, 30th Floor
New York, New York 10017.............................           3,000,000             14.69%

Merlin Biomed Private Equity Fund LP (4)
230 Park Avenue, Suite 928
New York, New York 10169.............................           1,000,002              5.43%

DWS Investment GmbH (5)
Gruneburgweg M3-M5
60323 Frankfurt
Germany..............................................           1,299,999              6.95%

SCO Capital Partners LLC (6)
1285 Avenue of the Americas, 35th Floor
New York, New York 10019.............................           7,409,946             37.60%

Kevin Leech (7)
The Old Chapel
Sacre Couer
Rouge Boullion
St Helier
Jersey, Channel Islands..............................           1,900,000             10.60%

Lifescience Ventures Limited (8)
Suite F8
International Commercial Centre
Gibraltar............................................             887,500              5.10%

Estate of David Chester (9)..........................             887,500              5.10%

Bioaccelerate, Inc. (10)
PO Box 3175
Road Town
Tortolla
British Virgin Islands...............................           2,181,816             11.56%

Christopher B. Wood, M.D. (11)
c/o Bioenvision, Inc.
509 Madison Avenue, Suite 404
New York, New York 10022.............................           4,457,342             22.96%

Stuart Smith (12)
c/o Bioenvision, Inc.
509 Madison Avenue, Suite 404
New York, New York 10022.............................             700,000              3.90%

David P. Luci (13)
c/o Bioenvision, Inc.
509 Madison Avenue, Suite 404                                     170,000                  *
New York, New York 10022...........................

Hugh Griffith
c/o Bioenvision, Inc.
509 Madison Avenue, Suite 404


                                                               BENEFICIAL          CURRENT
                                                              OWNERSHIP OF      PERCENTAGE OF
NAME                                                             STOCK            CLASS (1)

New York, New York 10022
                                                                        0                  *
Thomas Scott Nelson (14)
c/o Bioenvision, Inc.
509 Madison Avenue, Suite 404
New York, New York 10022.............................             287,523              1.63%

Jeffrey B. Davis (15)
1285 Avenue of the Americas, 35th Floor
New York, New York  10019............................             749,243              4.24%

Steven A. Elms
888 Seventh Avenue, 29th Floor
New York, New York 10106.............................                   0                  *

Andrew N. Schiff, M.D.
888 Seventh Avenue, 29th Floor
New York, New York 10106.............................                   0                  *

All Executive Officers and Directors as a group (six
persons) (16)........................................           6,364,108             30.99%

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

(16) Includes shares of common stock owned by Christopher B. Wood, Stuart Smith, Thomas Nelson, Jeffrey Davis, Steven A. Elms and Andrew Schiff, M.D. Also includes (a) 318,750 shares of common stock owned by Julie Wood, Dr. Wood's spouse, as to which Dr. Wood disclaims any beneficial interest, (b) Christopher Wood's options to acquire 1,500,000 shares of common stock, (c) Stuart Smith's options to acquire 500,000 shares of common stock, (d) David Luci's options to acquire 50,000 shares of common stock, (e) Thomas

     Nelson's options to acquire 200,000 shares of common stock and (e) Jeffrey
     B. Davis' warrant to purchase 250,000 shares of common stock.

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


         On November 16, 2001, we entered into an engagement letter with SCO Financial Group, pursuant to which SCO would act as our financial advisor. In connection with the engagement letter, we issued a warrant to purchase 100,000 shares of common stock at an exercise price of $1.25 per share, subject to certain anti-dilution adjustments. The warrants expire five years from the date of issuance. Pursuant to this engagement letter, among other things, SCO performs investor relations services for the Company and earns a monthly fee of $9,000 per month in connection therewith.


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

Item 14. Controls and Procedures.

(a) Certificate of Chief Executive Officer.

I, Christopher B. Wood, certify that:

1. I have reviewed this annual report on Form 10-KSB/A2 of Bioenvision, Inc.;

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


Date: May 24, 2004





                /s/ Christopher B. Wood
                -------------------------------
                Christopher B. Wood
                Chairman and Chief Executive Officer
                (Principal Executive Officer)

(b) Certificate of Director of Finance.

I, David P. Luci, certify that:

1. I have reviewed this annual report on Form 10-KSB/A2 of Bioenvision, Inc.;

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


Date: May 24, 2004





                /s/ David P. Luci
                -------------------------------
                David P. Luci
                Director of Finance, General Counsel and
                Corporate Secretary
                (Principal Accounting Officer)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




Report of Independent Registered Public Accounting Firm                                                 F-1
Consolidated Balance Sheets as of June 30, 2003 and 2002                                                F-2
Consolidated Statements of Operations for years ended June 30, 2003 and 2002                            F-3
Consolidated  Statements of Stockholders' Equity (Deficit) for years ended June 30,                     F-4
2003 and 2002
Consolidated Statements of Cash Flows for years ended June 30, 2003 and 2002                            F-5
Notes to Consolidated Financial Statements                                                              F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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


/s/ Grant Thornton LLP

GRANT THORNTON LLP
New York, New York
September 22, 2003

                       Bioenvision, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS


                                                                                    June 30,                      June 30,
                                                                                      2003                          2002
                                                                                  -------------                 ------------

                                  ASSETS
Current assets
    Cash and cash equivalents                                                     $   7,929,686                 $ 12,882,521
    Restricted cash                                                                     290,000
    Deferred costs - current                                                             22,727                      184,091
    Accounts receivable                                                                  25,000                       50,000
    Other assets                                                                        105,976
                                                                                  -------------                 ------------
        Total current assets                                                          8,373,389                   13,116,612

  Property and equipment, net                                                            49,265                          587
  Deferred costs - long term                                                            224,937
  Intangible assets, net                                                             15,779,399                   16,921,792
  Goodwill                                                                            3,902,705                    4,704,100
  Security deposits                                                                      79,111
  Other Long term assets                                                                126,869
                                                                                  -------------                 ------------

        Total assets                                                              $  28,535,675                 $ 34,743,091
                                                                                   ============                 ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities
    Accounts payable                                                              $     411,392                 $    434,316
    Accrued expenses                                                                    730,722                    1,513,859
    Accrued dividends payable                                                         1,009,146                      131,328
    Deferred revenue - current                                                          113,636                      368,182
                                                                                  -------------                 ------------

        Total current liabilities                                                     2,264,896                    2,447,685

  Deferred revenue - long term                                                        1,124,685
  Deferred tax liability - non-current                                                6,317,702                    7,656,000
                                                                                  -------------                 ------------

        Total liabilities                                                             9,707,283                   10,103,685
                                                                                  -------------                 ------------

  COMMITMENTS AND CONTINGENCIES
  Stockholders' equity
    Preferred stock - $0.001 par value; 5,920,000 shares authorized and 5,916,966 shares issued and outstanding at June 30, 2003 and
      June 30, 2002, respectively (liquidation preference $17,750,898)                    5,917                        5,917

    Common stock - $0.001 par value; 50,000,000 shares authorized and 17,122,739 and 16,887,786 shares issued and outstanding at June
      30, 2003 and June 30, 2002, respectively                                           17,123                       16,887
    Additional paid-in capital                                                       47,304,449                   45,491,555
    Accumulated deficit                                                             (28,651,443)                 (21,027,299)
    Accumulated other comprehensive income                                              152,346                      152,346
                                                                                  -------------                 ------------

         Stockholders' equity                                                        18,828,392                   24,639,406
                                                                                  -------------                 ------------

         Total liabilities and stockholders' equity                               $  28,535,675                 $ 34,743,091
                                                                                  =============                 ============


The accompanying notes are an integral part of these statements.

                       Bioenvision, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                                                  Year ended
                                                                                                   June 30,
                                                                                       ---------------------------------
                                                                                           2003               2002
                                                                                       ------------       --------------

Revenue                                                                                  $  504,857       $    802,965
                                                                                          ---------        -----------

Costs and expenses
    Research and development                                                              1,689,278          1,912,258
    General and administrative                                                            4,567,413          2,127,664
    Depreciation and amortization                                                         1,344,969            579,342
                                                                                         ----------        -----------

         Total costs and expenses                                                         7,601,660          4,619,264
                                                                                         ----------        -----------

Loss from operations                                                                     (7,096,803)        (3,816,299)

Interest income (expense)
    Interest and finance charges                                                           (325,000)        (2,172,682)
    Interest income                                                                         138,574
                                                                                          ---------        -----------

                                                                                           (186,426)        (2,172,682)
                                                                                          ---------        -----------

         Net loss before income tax benefit                                              (7,283,229)        (5,988,981)

Income tax benefit                                                                          536,903            253,000
                                                                                          ---------        -----------

         NET LOSS                                                                        (6,746,326)        (5,735,981)

Cumulative preferred stock dividend                                                        (877,818)          (131,328)
Beneficial conversion preferred stock dividend                                                              (9,351,339)
                                                                                          ---------        -----------

         Net loss available to common stockholders                                      $(7,624,144)      $(15,218,648)
                                                                                         ==========        ===========

Basic and diluted net loss per share of common stock                                    $     (0.45)      $      (1.25)
                                                                                         ==========        ===========

Weighted-average shares used in
    computing basic and diluted
    net loss per share                                                                   16,920,939         12,184,152
                                                                                         ==========        ===========


The accompanying notes are an integral part of these statements.

                       Bioenvision, Inc. and Subsidiaries

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)




                                                                                                        Accumulated      Total
                                                                               Additional                  Other     Stockholders'

                                    Preferred Stock         Common Stock        Paid In     Acccumlated Comprehensive   Equity
                                   ------------------- -----------------------
                                    Shares       $     Shares          $        Capital      Deficit      Income       (Deficit)

Balance at June 30, 2001                                8,248,919     8,249      3,165,540     (5,808,651)  152,346      (2,482,516)



Net loss for the year                                                                          (5,735,981)               (5,735,981)

Shares issued to employees for
accrued salaries                                        1,048,352     1,048      1,269,864                                1,270,912

Shares issued to consultants for
services                                                390,515         391        168,083                                  168,473

Shares issued in connection with
acquisition of Pathagon                                 7,000,000     7,000     12,484,926                               12,491,926

Shares issued in connection with
licensing agreement -  OMRF                             200,000         200        619,800                                  620,000

Warrants issued in connection
with licensing agreement -  OMRF                                                   425,600                                  425,600

Gross proceeds from issuance of
preferred stock                    5,916,966   5,917                            17,744,081                               17,749,998
Direct costs incurred to issue
preferred stock                                                                 (3,911,906)                              (3,911,906)
Cumulative preferred stock
dividend                                                                                         (131,328)                 (131,328)
Beneficial conversion preferred
stock dividend                                                                   9,351,339     (9,351,339)

Warrants issued in connection
with credit facility                                                             1,872,000                                1,872,000

Warrants issued for services
rendered                                                                         2,302,228                                2,302,228


                                   -------------------------------------------------------------------------------------------------
         Balance at June 30, 2002  5,916,966   5,917    16,887,786   16,888     45,491,554    (21,027,299)  152,346      24,639,405



Net loss for the year                                                                          (6,746,326)               (6,746,326)
Cumulative preferred stock
dividend                                                                                         (877,818)                 (877,818)
Shares issued to consultants for
services                                                234,953         235      1,258,080                                1,258,080
Warrants issued in connection
with services                                                                      182,350                                  182,350

Rrepricing of options                                                              372,465                                  372,465
                                   -------------------------------------------------------------------------------------------------

         Balance at June 30, 2003  5,916,966   $5,917   17,122,739  $17,123   $ 47,304,449   $(28,651,443) $152,346     $18,828,392
                                   =========   ======   ==========  =======   ============   ============  ========     ===========


The accompanying notes are an integral part of this statement.

                       Bioenvision, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                               Year ended
                                                                                                June 30,
                                                                               ----------------------------------------
                                                                                     2003                     2002
                                                                               -------------             --------------

 Cash flows from operating activities
     Net loss                                                                   $ (6,746,326)            $ (5,735,981)
                                                                                ------------             ------------
     Adjustments to reconcile net loss to net
        cash used in operating activities
          Depreciation and amortization                                            1,344,969                  579,342
          Financing charges - noncash                                                                       2,129,482

          Deferred tax benefit                                                      (536,903)
          Compensation costs - shares and warrants issued to nonemployees          1,440,429
          Compensation costs - re-pricing of options                                 372,465
          Changes in assets and liabilities
              Deferred costs                                                         (63,573)                 337,500
              Deferred revenue                                                       870,139                 (736,364)
              Accounts payable                                                       (22,924)                (350,817)
              Other current assets                                                  (105,976)
              Other long term assets                                                (126,869)
              Accounts receivable                                                     25,000                  (50,000)
              Security deposits                                                      (79,111)
              Officer's salary for equity conversion                                                           52,090
              Other accrued expenses and liabilities                                (782,901)               1,099,636
                                                                                ------------             ------------
                     Net cash used in operating activities                        (4,411,581)              (2,675,113)
                                                                                ------------             ------------

 Cash flows from investing activities
     Purchase of intangible assets                                                  (191,848)                (455,500)
     Capital expenditures                                                            (59,406)
     Restricted cash                                                                (290,000)
                                                                                ------------             ------------
                     Net cash used in investing activities                          (541,254)                (455,500)
                                                                                ------------             ------------

 Cash flows from financing activities
     Bank overdraft                                                                                          (127,241)
     Proceeds from loan financing                                                                             982,943
     Repayment of loan financing                                                                             (982,943)
     Proceeds from issuance of preferred stock                                                             17,749,998
     Costs incurred in connection with offering                                                            (1,609,623)
                                                                                ------------             ------------
                     Net cash provided by financing activities                                             16,013,134
                                                                                ------------             ------------

                     Net (decrease) increase in cash and cash equivalents         (4,952,835)              12,882,521

 Cash and cash equivalents, beginning of year                                     12,882,521                    -
                                                                                ------------             ------------

 Cash and cash equivalents, end of year                                         $  7,929,686              $12,882,521
                                                                                 ===========               ==========

 Supplemental disclosure of cash flow information:
     Cash paid during the year for
         Interest                                                               $    -                    $    43,200

 Supplemental disclosure of noncash investing and financing activities:
     Noncash conversion of officer's salary into common stock                   $    -                    $ 1,270,912
     Noncash conversion of trade payables into common stock                     $    -                    $   168,473
     Noncash issuance of warrants related to SCO financing agreement            $    -                    $ 1,872,000
     Noncash issuance of warrants in connection with preferred stock            $    -                    $ 2,302,283
     Noncash issuance of stock related to Pathagon acquisition                  $    -                    $12,491,926
     Noncash issuance of warrants and shares related to OMRFA                   $    -                    $ 1,145,600


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

                       BIOENVISION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002

Note 1 - Organization and significant accounting policies - continued

Revenue Recognition


In accordance with SEC Staff Accounting Bulletin No. 101, upfront nonrefundable fees associated with research and development collaboration agreements where the Company has continuing involvement in the agreement, are recorded as deferred revenue and recognized over the estimated research and development period using the straight-line method. If the estimated period is subsequently modified, the period over which the up-front fee is recognized is modified accordingly on a prospective basis using the straight-line method. Revenues from the achievement of research and development milestones, which represent the achievement of a significant step in the research and development process, are recognized when and if the milestones are achieved. Continuation of certain contracts and grants are dependent upon the Company and/or its co-development partners' achieving specific contractual milestones; however, none of the payments received to date are refundable regardless of the outcome of the project.

Upfront nonrefundable fees associated with licensing arrangements are recorded as deferred revenue and recognized over the licensing arrangement using the straight line method, which approximates the life of the patent.


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




                                                                             Year Ended June 30,
                                                                         ---------------------------
                                                                            2003                    2002
                                                                         -----------               -----------

Net loss available to common stockholders, as reported                   $(7,624,144)              $(15,218,648)
Add:  Stock based employee compensation expense
     included in reported net loss                                           372,465                    --
Deduct:  Total stock based employee compensation
     expense determined under fair value based method
     for all awards                                                       (1,214,723)                   --
Pro forma net loss available to common stockholders                      $(8,466,402)              $(15,218,648)

Loss per share
     Basic and diluted - as reported                                     $(0.45)                   $(1.25)
      Basic and diluted - pro forma                                      $(0.50)                   $(1.25)

The fair value of options at the date of grant was established using the Black-Scholes model with the following assumptions:

                                                       2003
                                                       ----

         Expected life (years)                         4.00

         Risk free interest rate                      3.00%

         Expected volatility                            80%

         Expected dividend yield                       0.00


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

The Company now has the worldwide rights to the use of thiazine dyes, including methylene blue, for in vitro and in vivos inactivation of pathogens in biological fluids. Methylene blue is one of only two compounds used commercially to inactivate pathogens in blood products, and is currently used in many European countries to inactivate pathogens in fresh frozen plasma. The Company believes that, as a result of the mechanism of action of its proprietary technology, its systems also have the potential to inactivate many new pathogens before they are identified and before tests have been developed to detect their presence in the blood supply. Because the Company's systems are being designed to inactivate rather than merely test for pathogens, the Company's systems also have the potential to reduce the risk of transmission of pathogens that would

                       BIOENVISION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002

Note 2 - Acquisition of Pathagon - continued

remain undetected by testing.

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


The Company received a nonrefundable, upfront payment of $1.35 million when they entered into the agreement with ILEX and is entitled to receive milestone payments of $2.5 million upon completion of management designed pivotal Phase II clinical trials of Clofarabine and $5.0 million after submission of a new drug application with the FDA. The upfront payment was deferred and recognized as revenues ratably, on a straight-line basis over the related service period, through December 2002. The Company recognized revenues of approximately $490,000 and $800,000 in connection with the up-front payment of ILEX agreement for the years ended June 30, 2003 and 2002, respectively.


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

                       BIOENVISION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002


Note 4 - License and Co-Development Agreements - continued

                                   Modrenal(R)

The Company holds an exclusive license, until the expiration of existing and new patents related to Modrenal(R), to market Modrenal(R) in major international territories, and an agreement with a United Kingdom company to co-develop Modrenal(R) for other therapeutic indications. Management believes that Modrenal(R) currently is manufactured by third-party contractors in accordance with good manufacturing practices. The Company has no plans to establish its own manufacturing facility for Modrenal(R), but will continue to use third-party contractors.

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



Note 5 - Income taxes

The components of the income tax benefit are as follows:


                                                June 30,
                                       ---------------------------
                                      2003                      2002
                                  -----------               -----------
Current:
   Federal                        $     --                  $     --
                                   ---------                 ---------
   State                                --                        --
                                   ---------                 ---------

Deferred:
   Federal                         (404,000)                 (160,000)
   State                           (133,000)                  (93,000)
                                   ---------                 ---------
                                   (537,000)                 (253,000)
                                   ---------                 ---------
Total benefit                      $(537,000)                $(253,000)
                                   ==============           ==============

                       BIOENVISION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002


Note 5 - Income taxes - continued

Significant components of the company's deferred tax assets and liability at June 30 are as follows:


                                                           June 30,
                                                 ---------------------------
                                                     2003            2002
                                                   ---------       ---------

Deferred tax liability
       Acquired intangibles                      $(6,318,000)    $(7,656,000)

Deferred tax assets
        Net operating loss                         5,512,000       3,256,000
        Depreciation                                  11,000          13,000
        Net deferred revenue                         401,000              --
        Other                                         66,000           1,000
                                                   ---------       ---------
Total deferred tax assets                          5,990,000       3,270,000
Valuation allowance for deferred tax assets       (5,990,000)     (3,270,000)
                                                   ---------       ---------
Net deferred tax asset                                    --              --
                                                   ---------       ---------
Net deferred tax liability                        (6,318,000)     (7,656,000)
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

                       BIOENVISION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002


Note 6 - Stockholders' transactions - continued

In March 2002, the Company issued 705,984 shares of common stock to its officers and directors as payment for salaries accrued through June 30, 2001 of $910,000


In June 2002, the Company granted options to an officer of the Company to purchase 380,000 shares of common stock at an exercise price of $1.95 per share, which equaled the stock price on the date of the grant. Of this amount, 50,000 options vested on June 28, 2002 and the remaining 330,000 options vest ratably over a three-year period on each anniversary date. On March 31, 2003 the Company entered into an Employment Agreement with such officer of the Company, pursuant to which, among other things, the exercise price for all 380,000 options were changed to $0.735 per share, which equaled the stock price on that date. In addition, the Company issued an additional 120,000 options at an exercise price of $0.735 per share which vested immediately. As a result of the re-pricing of 380,000 options, the Company will re-measure the intrinsic value of these options at the end of each reporting period and will adjust compensation expense based on changes in the stock price. Compensation expense recognized as a result of this re-pricing amounted to $372,465 for the year ended June 30, 2003.


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

                       BIOENVISION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002


NOTE 6 - Stockholders' transactions - continued

                                 Preferred Stock


On May 7, 2002 the Company authorized the issuance and sale of up to 5,920,000 shares of Series A Convertible Participating Preferred Stock, par value $0.001 per share ("Series A Preferred Stock"). Series A Preferred Stock may be converted into two shares of common stock at an initial conversion price of $1.50 per share of common stock, subject to adjustment for stock splits, stock dividends, mergers, issuances of cheap stock and other similar transactions. In May 2002, the Company consummated a Private Placement of Series A Preferred Stock and received gross proceeds of $17.7 million (see Note 8). Holders of Series A Preferred Stock also received, in respect of each share of Series A Preferred Stock purchased in the May 2002 Private Placement by the Company, one warrant to purchase one share of the Company's common stock at an initial exercise price of $2.00, subject to adjustment. The purchasers of Series A Preferred Stock also received certain registration rights. The preferred stock generally carries rights to vote with the holders of common stock as one class on a two-for-one basis. The preferred stock is convertible into the Company's common stock on a two-for-one basis subject to certain adjustments at the earlier to occur of (i) at the election of each holder from and after the issuance date, or (ii) the date at any time after the one year anniversary of the issuance date upon which both (x) the average of the market price for a share of common stock for thirty consecutive trading days exceeds $10.00 per share, subject to certain adjustments, and (y) the average of the trading volume for the Company's common stock during such period exceeds 150,000, subject to certain adjustments.


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


NOTE 7 - Related party transactions


On November 16, 2001, we entered into an engagement letter with SCO Financial Group, pursuant to which SCO would act as our financial advisor. In connection with the engagement letter, we issued a warrant to purchase 100,000 shares of common stock at an exercise price of $1.25 per share, subject to certain anti-dilution adjustments. The warrants expire five years from the date of issuance. The issuance of these shares was capitalized as deferred financing costs and was amortized over a twelve-month period.


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


In June 2002, the Company granted options to an officer of the Company to purchase 380,000 shares of common stock at an exercise price of $1.95 per share, which equaled the stock price on the date of the grant. Of this amount, 50,000 options vested on June 28, 2002 and the remaining 330,000 options vest ratably over a three-year period on each anniversary date. On March 31, 2003 the Company entered into an Employment Agreement with such officer of the Company, pursuant to which, among other things, the exercise price for all 380,000 options were changed to $0.735 per share, which equaled the stock price on that date. In addition, the Company issued an additional 120,000 options at an exercise price of $0.735 per share which vested immediately. As a result of the re-pricing of 380,000 options, the Company will re-measure the intrinsic value of these options at the end of each reporting period and will record a charge for compensation expense to the extent the vested portions are in the money. Compensation expense recognized as a result of this re-pricing amounted to $372,467 for the year ended June 30, 2003.


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

                       BIOENVISION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002


NOTE 8 - Stock options - continued

A summary of the Company's stock option activity for options issued to employees and related information follows:

                                                                  Weighted Avg.
                                               No. of Shares     Exercise  Price
                                               -------------    ----------------
Balance - July 1, 2001                            2,200,000     $         1.25

              Granted during 2002                        -                 -

              Exercised during 2002                      -                 -

              Forfeiture during 2002                     -                 -
                                               -------------

Balance - June 30, 2002                           2,200,000               1.25


              Granted during 2003                 1,370,000               1.19

              Exercised during 2003                     -                  -

              Forfeiture during 2003                    -                  -
                                               ---------------------------------
Balance - June 30, 2003                           3,570,000     $         1.23
                                               =================================



                                                 Stock Options Outstanding
              ---------------------------------------------------------------------------------------------------
                                                                                 Weighted
                                                                                 Average
                                                Weighted                         Remaining        Number of
                                                Average         Number of        Contractual      Stock Options
              Exercise Price Range              Exercise price  Options          Life             Exercisable
              --------------------------------- --------------- ---------------- --------------- ----------------

              $0.74                             $    0.74            500,000            9.13            170,000

              $1.25 - $1.45                     $    1.29          3,070,000            8.89          2,210,000
                                                                ----------------                 ----------------
                                                                   3,570,000                          2,380,000
                                                                ================                 ================

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

                                   SIGNATURES



      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned on May 24, 2004, thereunto duly authorized.



                         BIOENVISION, INC.


                         By  /s/ Christopher B. Wood, M.D.
                             -----------------------------------------------
                             Christopher B. Wood, M.D.
                             Chairman and Chief Executive Officer
                             (Principal Executive Officer)


                         By  /s/ David P. Luci
                             -----------------------------------------------
                             David P. Luci
                             Director of Finance, General Counsel and Corporate Secretary
                             (Principal Financial and Accounting Officer)


      In accordance with the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.





                  Signature                                        Title                               Date

/s/ Christopher B. Wood, M.D.                   Chairman and Chief Executive Officer and     May 24, 2004
-----------------------------                   Director
Christopher B. Wood, M.D.                       (Principal Executive Officer)

______*_________                                Director of Finance, General Counsel and     May 24, 2004
David P. Luci                                   Corporate  Secretary
                                                (Principal Financial and Accounting
                                                Officer)

______*_________                                Director                                     May 24, 2004
Thomas S. Nelson, C.A.

_______*__________
Michael Kauffman                                Director                                     May 24, 2004

______*_________                                Director                                     May 24, 2004
Jeffrey B. Davis

______*_________                                Director                                     May 24, 2004
Andrew N. Schiff
                                                Director                                     May 24, 2004
______*_________
Steven A. Elms


* By: /s/ Christopher B. Wood
      -----------------------
      Christopher B. Wood,
      Attorney-in-Fact