Form 10KSB
period 2004-06-30
BIOENVISION INC
filed 2004-09-24
CIK 1028205

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

         (Mark One)
          X       Annual report under Section 13 or 15(d) of the Securities
         -----    Exchange Act of 1934. For the fiscal year ended June 30, 2004.

                                   OR

         ----- Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________________ to ________________.

                     Commission File Number: 0-18299

                            BIOENVISION, INC.
                            -----------------
             (Name of Small Business Issuer in Its Charter)

                        Delaware                    13-4025857
              ------------------------------       ------------
              (State or Other Jurisdiction of     (IRS Employer
              Incorporation or Organization)    Identification No.)

                 509 Madison Avenue
                      Suite 404
                 New York, New York                   10022
             -------------------------               -------
        (Address of Principal Executive Offices)    (Zip Code)

       Registrant's telephone number, including area code: (212) 750-6700

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year were $3,102,214.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the last price at which the stock was sold, as of September 16, 2004, was $223,271,190. The number of shares of common stock outstanding as of September 16, 2004 was 28,597,172.

Part III incorporates information by reference from the issuer's definitive proxy statement to be filed with the Commission within 120 days after the close of the registrant's fiscal year.

Transitional Small Business Disclosure Format (check one): Yes       No   X
                                                               -----     -----

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

Item 1.  Description of Business

         Bioenvision is an emerging biopharmaceutical company. Our primary business focus is the development and distribution of drugs to treat cancer. We have a broad range of products and technologies under development, but our two lead drugs are clofarabine and Modrenal(R).

         We believe that our two lead products have the following competitive advantages over existing products at market:

Modrenal(R) (emerging endocrine           Clofarabine (purine nucleoside
resistance technology)                    anti-metabolite technology)

o     Novel mode of action on estrogen  o     Next generation,
      receptors                               halogenated-purine nucleoside
o     Increases estrogen binding to           analogue, designed to overcome
      ER(beta) resulting in decreased         the limitations and incorporate
      cancer cell proliferation               the best qualities of both
o     35% overall clinical benefit            fludarabine (Fludara(R)) and
      rate in multi-center clinical           cladribine (Leustatin(R)).
      trial:    meta-analysis of 714    o     Multiple Mechanisms of Action:
      patients with advanced                    o   Potent inhibition of DNA
      progressive post-menopausal                   synthesis and repair
      breast cancer                                 (active in dividing cancer
o     55% clinical benefit rate in                  cells).
      patients who have become                  o   Induces apoptotic (cell
      resistant to tamoxifen therapy                death) pathway (active in
o     Phase II clinical trial                       non-dividing cancer cells).
      commenced in prostate cancer in   o     Potent ability to kill cancer
      Q3 of calendar 2004                     cells in a wide range of cell
o     Phase II pre-menopausal breast          lines, including leukemia,
      cancer trial commencing Q3 of           non-small cell lung, colon,
      calendar 2004                           melanoma, ovarian, renal,
o     Phase II neo-adjuvent,                  prostate, pancreatic and breast
      pre-operative breast cancer             cancer lines.
      study commencing Q3 of calendar   o     Significant clinical benefit
      2004                                    demonstrated in both pediatric
o     Phase IV post-menopausal breast         and adult leukemias:
      cancer trial commencing Q3 of             o   Overall response rates in
      calendar 2004                                 relapsed/refractory
o     Mutual recognition filings to be              pediatric acute leukemias
      made in large European markets                of between 26% and 31%.
      by Q2 of calendar 2005                    o   Overall response rates in
o     Product reformulation to be                   relapsed/refractory adult
      completed by Q1 of calendar                   acute myeloid leukemia
      2005                                          (AML) and chronic myeloid
                                                    leukemia in blast crisis
                                                    (CML-BP) of between 55%
                                                    and 64%.
                                        o     Solid tumor studies initiated with
                                              both the oral and intravenous
                                              formulations of clofarabine.

Products and Technologies

PRODUCT PIPELINE


                                                                                    MARKETING RIGHTS
                                                                                    ----------------
CANDIDATE            TARGET             INDICATION            STATUS                U.S.             EX-U.S.
---------            ------             ----------            ------                ----             -------
Clofarabine          DNA, Mitochondria  Hematologic Cancers   Phase II completed    ILEX(1)          Bioenvision(2)
                                                              or ongoing
                     DNA,               Solid Tumors          Phase I (IV)          ILEX(1)          Bioenvision(2)
                     Mitochondria
                     DNA,               Solid tumors          Phase I (oral)        ILEX(1)          Bioenvision(2)
                     Mitochondria
Modrenal(R)          Estrogen           Breast Cancer         Phase IV,II           Bioenvision      Bioenvision
                     receptor beta
                                        Prostate Cancer       Phase II              Bioenvision      Bioenvision
Velostan             Cancer cell        Bladder cancer        Phase I               Bioenvision      Bioenvision
                     proliferation
Virostat             Viral replication  Hepatitis C,          Phase II              Bioenvision      Bioenvision
                                        WNV
OLIGON               Antimicrobial      Catheter related      At Market             Bioenvision,     Bioenvision,
                                        sepsis                                      Edwards(3)
Gene Therapy         Myosin enhancer    Hypoalbuminemia,                            Bioenvision
                                        liver failure

 ---------------------

    (1) ILEX Oncology, Inc. sub-licenses marketing rights in the U.S. and Canada in cancer indications only. Bioenvision maintains the clofarabine marketing rights in the U.S. and Canada for all other disease indications, including autoimmune diseases.

    (2) Bioenvision maintains an exclusive, irrevocable option to manufacture, market and distribute clofarabine in Japan and Southeast Asia in all indications and maintains the right to manufacture, market and distribute clofarabine in all other areas of the world outside of the U.S. and Canada.

    (3) Bioenvision has licensed the marketing rights for certain vascular access catheters to Edwards Lifesciences.

Anti-Cancer Product Portfolio
-----------------------------

         Our anti-cancer product portfolio includes: three products, Modrenal(R) (trilostane), clofarabine and Velostan(R) (l-gossypol), which are used or which may have clinical utility in a wide variety of cancers; and one Gene Therapy technology platform, which may be useful in several indications.

         Clofarabine

         We have the exclusive right to manufacture, market and distribute clofarabine for all human applications in all areas of the world except Japan and Southeast Asia. We have an exclusive, irrevocable option to manufacture, market and distribute clofarabine in Japan and Southeast Asia. In the U.S. and Canadian cancer market, we sublicensed the right to manufacture, market and distribute clofarabine to ILEX Oncology, Inc. We maintain the right to manufacture, market and distribute clofarabine in the U.S. and Canada in all non-cancer indications, including auto-immune diseases, e.g. multiple sclerosis. We maintain our exclusive rights until the last to expire of the patents used or useful in our development and marketing efforts, which we expect to occur in March 2021.

         Currently, a New Drug Application (NDA) has been filed with FDA for approval of clofarabine in the U.S. in pediatric acute leukemias. Further, we submitted a Common Technical Document, the European equivalent of a NDA, with European Medicines Evaluation Agency (EMEA) in July 2004 for European approval of clofarabine in pediatric acute leukemias. Because clofarabine received "fast track" designation by FDA, an FDA opinion is expected by the end of Q4 calendar 2004 or early January 2005. Further, we expect an opinion from the

EMEA by Q2 of calendar 2005. As indicated in the previous paragraph, ILEX has the rights to market clofarabine in the cancer market in the U.S. and Canada and we would receive a royalty on U.S. and Canadian annual net sales.

         In Europe, we facilitated an Investigator Sponsored Trial (IST) of clofarabine, as first line therapy for older adult patients with Acute Myeloid Leukemia (AML). The IST was closed to recruitment in August 2004 ahead of schedule  due to the studies'  objective  response  rates having been  exceeded.
Building upon these results, the European, Pivotal Phase II study of clofarabine, as a first-line treatment for older adult patients, newly diagnosed with AML, has been initiated and we expect to complete the Pivotal Phase II trial by mid 2005.

         Additionally, clofarabine is currently being evaluated in several Phase II clinical trials for a range of hematological cancers. Both the intravenous and oral formulations are also being evaluated in Phase I clinical trials for a variety of solid tumors.

         Clofarabine has received orphan drug status in the U.S. and in Europe, which provides ten years of marketing exclusivity in Europe and seven years of marketing exclusivity in the U.S. Further, in August 2004, FDA granted a six-month extension of the marketing exclusivity for clofarabine in the pediatric acute leukemia indication (ALL and AML) as an incentive to increase therapeutic research in children.

         ILEX is obligated to pay us royalties on U.S. and Canadian annual net sales of clofarabine on a sliding scale from 5.25% to 11.25%. The minimum royalty of 5.25% applies to annual net sales of up to $30 million per year and the maximum 11.25% royalty rate applies to annual net sales at or above $500 million per year. SRI receives royalties on the same scale of US and Canadian annual net sales from 3.5% to 7.5% from each of Bioenvision and ILEX. We pay royalties on our European annual net sales to each of SRI and ILEX in the amount of 3.5% to 7.5% on the same scale as applies to the ILEX royalty payment obligations noted above. ILEX also is responsible for 50% of our research and development costs associated with clofarabine development in the Territory (worldwide outside of Japan and Southeast Asia) other than the US and Canada. We are entitled to offset any royalties otherwise due to ILEX if ILEX fails to reimburse us for all of its 50% share of clofarabine research and development costs outside the U.S. and Canada.

         Under the terms of the agreement with Southern Research Institute, we were granted the exclusive worldwide license, excluding Japan and Southeast Asia, to make, use and sell products derived from the technology in all human applications for a term expiring on the date of expiration of the last patent covered by the license (subject to earlier termination under certain circumstances), and to utilize technical information related to the technology to obtain patent and other proprietary rights to products developed by us and by Southern Research Institute from the technology. The current projected expiration date of the license is March 2021. Together with ILEX, we currently are developing clofarabine for the treatment of leukemia, lymphoma and solid tumors.

         In August 2003, SRI granted us an irrevocable, exclusive option to make, use and sell clofarabine in Japan and Southeast Asia for all human applications. We intend to convert the option to a license upon sourcing an appropriate co-marketing partner to develop these rights in Japan and Southeast Asia.

         In Q4 calendar 2003 and Q1 calendar 2004, we and ILEX jointly developed an oral formulation for clofarabine, the rights and related costs to which we share equally with ILEX. Clofarabine has demonstrated good oral bioavailability in clinical testing performed to date.

         Pre-clinical and clinical testing of clofarabine demonstrated that the drug has anti-tumor activity against a range of human and animal cancers, including hematological malignancies and several solid tumors. Approximately 420 cancer patients have participated in clinical testing to date. Results from clinical studies indicate that clofarabine may be an effective treatment for relapsed acute leukemias in adult and pediatric patients, as well as acute leukemias in adult and pediatric patients that have become resistant, or refractory, to prior treatments. According to researchers at M.D. Anderson Cancer Center, interim Phase II study results showed that 45% of adults with acute myelogenous leukemia (AML) achieved a complete remission (CR) rate, and acute lymphocytic leukemia (ALL) patients achieved a 20% CR rate when treated with clofarabine as a single agent. Data from a separate Phase I dose-escalation study demonstrated a 25% CR rate, and an overall response rate of 40%, in children with acute leukemias who were refractory to previous therapy. Trials in pediatric acute leukemias are currently ongoing in the U.S. and in Europe. Complete remission, in this context, means complete clearance of all leukemic cells from the blood and normalization of the blood count, sustained for a period of more than four weeks. In this context, a response, or partial response, has largely the same meaning, except that the bone marrow may still contain more than five percent but less than 25% blast cells (leukemic cells). CRp means, in this context, complete clearance of all leukemic cells from the blood in the absence of platelet recovery. In the U.S., Pivotal Phase II Clinical Trials were completed for the treatment of relapsed or refractory acute leukemia in children and a NDA was filed with the FDA in March 2004, based upon the results of 70 patients enrolled in these two trials. In August of 2004, clinical data on an additional cohort of 14 patients was submitted to the FDA and of the aggregate

ALL group (n=49), a 31% overall response rate was achieved (6 CRs, 4CRps and 5PRs) and of the aggregate AML group (n=35), a 26% overall response rate was achieved (1CRp and 8PRs).

         Clofarabine appears to attack cancer cells in at least four ways:


         (1) damaging DNA in cancer cells;

         (2) preventing DNA repair by damaged cancer cells;

         (3) damaging  the  cancer  cell's  important  control   structures--the
             mitochondria; and

         (4) initiating the process of programmed cell death (apoptosis) in cancer cells.

         Clofarabine combines many of the favorable properties of the two most commonly used nucleoside analog drugs, fludarabine(R) and cladribine(R), but has several-fold greater potency, when compared to fludarabine(R), at damaging the DNA of leukemia cells. Clofarabine appears to achieve this greater potency by a process of breaking DNA chains and inhibiting an important enzyme, ribonucleotide reductase. Clofarabine distinguishes itself from other drugs by its broader activity; in particular, the manner in which it damages the cells mitochondria and initiates the process of (apoptosis). (See Blood 2000; volume 96, page 3537).

         Purine Nucleoside--Solid Tumor. In pre-clinical and Phase I clinical tests, clofarabine has shown anti-tumor activity against several human cancers, including cancers of the colon, kidney and prostate, as well as its action against leukemic cells. This activity against solid tumors distinguishes clofarabine from other drugs in its class which have shown relatively little activity against solid tumors. We intend to develop clofarabine as a potential drug for the treatment of certain solid tumors, such as colon and prostate cancer. The development strategy for clofarabine as a solid tumor agent will run in conjunction with the program for hematological cancers, but is expected to take longer to complete clinical trials and will require a different marketing approach. Currently, we anticipate the initial Phase I clinical trials for clofarabine in solid tumors will be completed by end of Q4 calendar 2004.

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

Modrenal(R)

         We have the exclusive right to market and distribute Modrenal(R) (trilostane) throughout the world for all human applications. Our exclusive license expires upon the last to expire of the patents used or useful in connection with the marketing of Modrenal(R). Given that we have new patent applications filed, which are subject to issuance, we expect the last of our underlying patents to expire in 2020.

         Modrenal(R)  is  currently  at market  in the  United  Kingdom  for the treatment of women with advanced, post menopausal breast cancer who have relapsed on prior endocrine therapy. We currently have a small commercial team selling and marketing Modrenal(R) in the United Kingdom, and we record revenues accordingly. In the U.S., Modrenal(R) is in Phase II clinical studies in prostate cancer, and in Q4 calendar 2004, we intend to commence a Phase IV study in post-menopausal breast cancer, a Phase II study in pre-menopausal breast cancer and a neo-adjuvent, pre-operative breast cancer study, in each case, in the U.K. In Europe, in the large commercial markets outside of the U.K., we intend to file for mutual recognition for approval of Modrenal(R) on a country-by-country basis by Q2 of calendar 2005. Each such approval, if granted, would be based upon Modrenal's(R) approval in the U.K. for advanced post-menopausal breast cancer. The Company anticipates such approval would be granted within nine to twelve months following each such filing, but grant of such approval is entirely within the control of the individual regulatory authorities.

         Modrenal(R) has been extensively studied in controlled trials in the United States, Europe and Australia, and almost 800 patients with breast cancer have been treated with Modrenal(R). Of these 800 patients, 87 of them were given the drug in the United States as part of an FDA-approved trial. Its anti-tumor activity has been well documented and the drug has been shown to produce tumor response rates (i.e. arrest the growth of the tumor) of up to 55% in women with hormone-sensitive breast cancer. In a sub-set analysis of the clinical trial data, patients with hormone-sensitive breast cancer who had responded to one or more hormonal therapies were given Modrenal(R) upon relapse of the cancer. The response rate was above 40% in this group of patients. This compares very favorably to currently marketed aromatase inhibitors and other agents, such as herceptin, given as second line therapy. Furthermore, Modrenal(R) has an acceptable side-effect profile. On the basis of these data, Modrena(R)l was granted a product license in the United Kingdom for the treatment of post-menopausal breast cancer. Modrenal(R) is currently manufactured by third-party contractors in accordance with good manufacturing practices. We have no plans to establish our own manufacturing facility for Modrenal(R), but will continue to use third-party contractors.

         Our marketing launch for Modrenal(R) occurred in May 2003 in the United Kingdom for use in the treatment of advanced post-menopausal breast cancer. We also intend to seek regulatory approval for Modrenal(R) in the United States as salvage therapy for hormone-sensitive breast cancers and hormone independent prostate cancers, but this strategy is dependent upon the results of the ongoing clinical trials and the resource capability of the Company. The ongoing clinical trials in breast cancer with Modrenal target patients that have hormone-sensitive cancers and have become refractory to prior hormone treatments, such as Tamoxifen(R) or any of the aromatase inhibitors. The results of 11 clinical trails to date, with a total of 783 patients tested, in the United States, Europe and Australia with Modrenal(R) show that it is at least as effective in second line or third line treatment of advanced breast cancer as the currently available hormonal treatments, such as the selective estrogen receptor modulators, or SERMs, and aromatase inhibitors. In the view of several clinicians and investigators familiar with Modrenal's(R) mode of action, Modrenal(R) is most effective in certain specific patient types, such as those who have become Tamoxifen(R)-refractory. The ongoing Phase II clinical trial of Modrenal in prostate cancer in the U.S. targets patients who have become androgen independent and have a rising PSA level.

Non-Cancer Product Portfolio
----------------------------

Our non-cancer product portfolio is as follows:

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

         The OLIGON(R) technology specifically targets hospital-acquired infections which are occurring on an ever-increasing rate. Hospital-acquired infections were the eleventh leading cause of death in 2000 and related treatment costs to the health care industry exceeded $5.5 billion. Infection rates are comparable in Europe and even higher in developing countries. According to the U.S. Center for Disease Control, the U.S. healthcare system spends an estimated $5 billion per year treating hospital-acquired infections resulting from medical devices, approximately 87% of which is spent just on the treatment of infections caused by infected catheters. OLIGON(R) devices will be marketed as next generation products into large existing markets.

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

      Gene Therapy Technology

         Our product portfolio also includes a variety of gene therapy products which, we believe, may offer advancements in the field of cancer treatment and may have additional applications in certain non-cancer diseases such as diabetes, cystic fibrosis and other auto-immune disorders. Pursuant to a co-development agreement with the Royal Free and University College Medical School and a Canadian biotechnology company, we are developing gene vector technologies which, based on pre-clinical research and early Phase I clinical trials, we believe have potential in a wide array of clinical conditions. To date, the technology has undergone small-scale clinical testing with the albumin and thrombopoietin genes. The results showed the technology is capable of producing a prolonged elevation in serum albumin levels in cancer and cirrhosis patients with hypo-albuminemia, a serious physiological disorder. We believe this has considerable market potential since low albumin levels are considered to be very dangerous consequences of many diseases, including cirrhosis and liver cancer.

      Cytostatic Technology

         We have acquired a license to develop a distinct group of compounds that we believe could play an important role in controlling the rate of growth of cancer cells. In some cancers, such as cancer of the bladder and skin, drugs that stop cell growth (cytostatics) can be as effective as drugs that kill the cell by direct toxicity (cytotoxics). The cytostatic drugs we are developing are believed to work by blocking cell division and reversing the malignant process in the cancer cell. The first compound is a drug derived from a naturally grown plant, which has been widely tested for a variety of clinical indications. The results of this testing have been published in the medical literature. In particular, the drug has shown efficacy against certain cancers by, it is believed, preventing cell division and promoting cell differentiation. The isomer is more active and, we believe, less toxic, than the racemic compound, and the planned Phase I trial will be conducted with the optical isoform.

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

         Through our current license agreements, we have acquired the right to utilize the technology covered by several issued patents and patent applications, as well as additional intellectual property and know-how that could be the subject of further patent applications in the future. We evaluate the desirability of seeking patent or other forms of protection for our products in foreign markets based on the expected costs and relative benefits of attaining this protection. There can be no assurance that any patents will be issued from any applications or that any issued patents will afford adequate protection to us. Further, there can be no assurance that any issued patents will not be challenged, invalidated, infringed or circumvented or that any rights granted thereunder will provide competitive advantages to us. Parties not affiliated with us have obtained or may obtain United States or foreign patents or possess or may possess proprietary rights relating to our products. There can be no assurance that patents now in existence or hereafter issued to others will not adversely affect the development or commercialization of our products or that our planned activities will not infringe patents owned by others.

         As a result of the licenses described above, we are the exclusive licensee or sublicensee of three United States patents expiring in 2005, 2008 and 2014 relating to compounds, pharmaceutical compositions and methods of use encompassing clofarabine. We have also filed two United States patent applications relating to the use of clofarabine in autoimmune diseases. Although the composition of matter patents to trilostane have expired, we are the exclusive licensee of several United States and foreign patent applications relating to the use of trilostane alone or in combination with anticancer agents and the exclusive licensee to a manufacturing process patent for trilostane.

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

Sales and Marketing

         We intend to establish strategic partnerships for the marketing, sales and distribution of our products in certain countries in Europe. As of the date of this annual report on Form 10-KSB, we have one such arrangement in place with Ilex for the co-development and marketing of one of our initial lead products, clofarabine, and another arrangement with Edwards Lifesciences for the marketing of short-term vascular access catheters using the OLIGON(R) technology. We have also engaged in our own marketing and sales efforts in connection with the marketing and sale of Modrenal(R) in the United Kingdom and upon regulatory authorities' granting mutual recognition with which we intend to apply during calendar 2004 and 2005, throughout Europe. However, in order to market any of our products effectively, we would need to establish a much more integrated marketing and sales force with technical expertise and distribution capability or contract with other pharmaceutical and/or health care companies with distribution systems and direct sales forces.

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

         If the trials of trilostane in prostate cancer prove successful, we will have a drug for treating a cancer found in approximately 180,000 men each year in the United States. We will work with patient help organizations to inform the lay public through consumer journals and television.

Manufacturing

         We do not have and do not intend to establish any internal product testing, manufacturing or distribution capabilities. Our strategy is to enter into collaborative arrangements with other companies for the clinical testing, manufacture and distribution of the products. Manufacturers of our products will be subject to Good Manufacturing Practices prescribed by the FDA or other rules and regulations prescribed by foreign regulatory authorities.

Research and Development

         In developing new products, we consider a variety of factors including:
(i) existing or potential marketing opportunities for these products; (ii) our capability to arrange for these products to be manufactured on a commercial scale; (iii) whether or not these products complement our existing products;
(iv) the opportunities to leverage these products with the development of additional products; and (v) the ability to develop co-marketing relationships with pharmaceutical and/or other companies with respect to the products. We intend to fund future research and development activities at a number of medical and scientific centers in Europe and the United States. Costs related to these activities are expected to include: clinical trial expenses; drug production costs; salaries and benefits of scientific, clinical and other personnel; patent protection costs; analytical and other testing costs; professional fees; and insurance and other administrative expenses. We currently have three scientists currently working on a full-time basis who are involved in research and development activities. We have spent approximately $4,883,000 and $1,689,000 on research and development activities in 2004 and 2003, respectively.

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

Competition

         Product Development

         The pharmaceutical industry is characterized by rapidly evolving technology and intense competition. Many companies of all sizes, including a number of large pharmaceutical companies as well as several specialized biotechnology companies, are developing cancer drugs similar to ours. There are products on the market that will compete directly with the products that we are seeking to develop. In addition, colleges, universities, government agencies and other public and private research institutions will continue to conduct research and are becoming more active in seeking patent protection and licensing arrangements to collect license fees, milestone payments and royalties in exchange for license rights to technologies that they have developed, some of which may directly compete with our technologies. These companies and institutions also compete with us in recruiting qualified scientific personnel. Many of our competitors have substantially greater financial, research and development, human and other resources than we do. Furthermore, large pharmaceutical companies have significantly more experience than we do in preclinical testing, human clinical trials and regulatory approval procedures. Our competitors may develop safer or more effective products than ours, obtain patent protection or intellectual property rights that limit our ability to commercialize products, or commercialize products more quickly than we can.

         We expect technology developments in our industry to continue to occur at a rapid pace. Commercial developments by our competitors may render some or all of our potential products obsolete or non-competitive, which would materially harm our business and financial condition.

Employees

         As of June 30, 2004, we had nine full-time employees and four dedicated professionals, three of which are contracted to an academic institution. Of these, three are in management, two are in sales/marketing, four are in administration and four are in research and development. We believe our relationships with our employees are satisfactory.

Corporate History

         We were incorporated as Express Finance, Inc. under the laws of the State of Delaware on August 16, 1996, and changed our name to Ascott Group, Inc. in August 1998 and further to Bioenvision, Inc. in December 1998, at which time the Company merged with Bioenvision, Inc, a development stage Company primarily engaged in the research and development of products and technologies for the treatment of cancer.

         On February 1, 2002, we completed the acquisition of Pathagon Inc., the successor in interest to Bridge Blood Technologies L.L.C., d/b/a Pathagon, a non-public company focused on the development of novel anti-infective products and technologies. Pathagon's principal products, OLIGON(R) and methylene blue, are ready for market. Affiliates of SCO Capital Partners LLC, formerly our financial advisor and consultant, owned 82% of Pathagon prior to the acquisition. We acquired 100% of the outstanding shares of Pathagon in exchange for 7,000,000 shares of our common stock. The acquisition has been accounted for as a purchase business combination in accordance with SFAS 141. With the acquisition, we added rights to OLIGON(R) and methylene blue to our product portfolio.

Factors that May Affect Our Business

         You should carefully consider the following risks before you decide to buy our common stock. Our business, financial condition or operating results may suffer if any of the events described in the following risk factors actually occur. All known risks are presented in this annual report on Form 10-KSB. These risks may adversely affect our business, financial condition or operating results. If any of the events we have identified occur, the trading price of our common stock could decline, and you may lose all or part of the money you paid to buy our common stock.

The price of our common stock is likely to be volatile and subject to wide fluctuations

         The market price of the securities of biotechnology companies has been especially volatile. Thus, the market price of our common stock is likely to be subject to wide fluctuations. For the twelve month period ended September 16, 2004, our closing stock price has ranged from a high of $11.75 to a low of $3.00. If our revenues do not grow or grow more slowly than we anticipate, or, if operating or capital expenditures exceed our expectations and cannot be adjusted accordingly, or if some other event adversely affects us, the market price of our common stock could decline. In addition, if the market for pharmaceutical and biotechnology stocks or the stock market in general experiences a loss in investor confidence or otherwise fails, the market price of our common stock could fall for reasons unrelated to our business, results of operations and financial condition. The market price of our stock also might decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. In the past, companies that have experienced volatility in the market price of their stock have been the subject of securities class action litigation. If we were to become the subject of securities class action litigation, it could result in substantial costs and a diversion of management's attention and resources.

Certain events could result in a dilution of your ownership of our common stock

         As of  June  30,  2004,  we  had  28,316,163  shares  of  common  stock
outstanding,   3,341,666   shares  of  Series  A  Convertible   Preferred  Stock
outstanding which are currently convertible into 6,683,332 shares of common stock and common stock equivalents, including warrants and stock options, convertible or exercisable into 13,674,242 shares of our common stock. The exercise and conversion prices of the common stock equivalents range from $0.74 to $8.25 per share. We have also reserved for issuance an aggregate of 3,000,000 shares of common stock for a stock option plan for our employees. Historically, from time to time, we have awarded our common stock to officers of the Company, in lieu of cash compensation, although we do not expect to do so in the future. As of June 30, 2004, (i) we have 37,750,699 shares of common stock registered under the Securities Act on Form SB-2 and (ii) the sale of shares of common stock underlying 4,500,000 options are registered under the Securities Act on Form S-8. The future resale of these shares and shares underlying stock options and warrants will result in a dilution to your percentage ownership of our common stock and could adversely affect the market price of our common stock.

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

The provisions of our charter and Delaware law may inhibit potential acquisition bids that stockholders may believe are desirable, and the market price of our common stock may be lower as a result

Section 203 of the Delaware corporate statute

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

Issuance of Preferred Stock Without Common Stockholder Approval.

         Our charter authorizes our board of director to increase the number of shares of preferred stock we may issue without approval of common stockholders. Preferred stock may be issued in one or more series, the terms of which may be determined without further action by common stockholders. These terms may include preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends, qualifications or terms or conditions of redemption. The issuance of any preferred stock could materially adversely affect the rights of holders of our common stock, and therefore could reduce its value. In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The power of the board of directors to issue preferred stock could make it more difficult, delay, discourage, prevent or make it more costly to acquire or effect a change in control, thereby preserving the current stockholders' control.

We have a limited operating history, which makes it difficult to evaluate our business and to predict our future operating results

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

We have incurred net losses since commencing business and expect future losses

         To date, we have incurred significant net losses, including net losses of approximately $11,574,000 for the fiscal year ended June 30, 2004. At June 30, 2004, we had an accumulated deficit of approximately $41,082,000. We anticipate that we may continue to incur significant operating losses for the foreseeable future. We may never generate material revenues or achieve profitability and, if we do achieve profitability, we may not be able to maintain profitability.

Clinical trials for our products will be expensive and may be time consuming, and their outcome is uncertain, but we must incur substantial expenses that may not result in viable products

         Before obtaining regulatory approval for the commercial sale of a product, we must demonstrate through pre-clinical testing and clinical trials that a product candidate is safe and effective for use in humans. Conducting clinical trials is a lengthy, time-consuming and expensive process. We will incur substantial expense for, and devote a significant amount of time to pre-clinical testing and clinical trials. Even with Modrenal(R), which is approved and marketed by us in the U.K. for the treatment of advanced, post-menopausal breast cancer, we are conducting a Phase II Clinical Trial in the U.S. in prostate cancer and a Phase II Clinical Trial in the U.K. for the treatment of pre-menopausal breast cancer, each of which is a new potential indication for this approved drug.

         Historically, the results from pre-clinical testing and early clinical trials have often not been predictive of results obtained in later clinical trials. A number of new drugs have shown promising results in clinical trials, but subsequently failed to establish sufficient safety and efficacy data to obtain necessary regulatory approvals. Data obtained from pre-clinical and clinical activities are susceptible to varying interpretations, which may delay, limit or prevent regulatory approval. Regulatory delays or rejections may be encountered as a result of many factors, including changes in regulatory policy during the period of product development. Regulatory authorities may require additional clinical trials, which could result in increased costs and significant development delays. Clofarabine currently is at a pivotal stage of its development, but many of our other products and technologies are at various less mature stages of development including l-gossypol for which we have just commenced a Phase I clinical trial in the U.K. and gene therapy which is currently in pre-clinical and phase I clinical testing.

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

          o    lack of efficacy during the clinical  trials;  or

          o    government or regulatory delays.

If our development agreement with ILEX does not proceed as planned we may incur delay in the commercialization of clofarabine, which would delay our ability to generate sales and cash flow from the sale of Clofarabine

         ILEX, and any third party to which ILEX may grant a sublicense or in any way transfer its obligations, has primary responsibility for conducting clinical trials and administering regulatory compliance and approval matters in the United States and Canada pursuant to the terms of our co-development agreement with ILEX. While there are target dates for completion, that agreement allows ILEX time to continue working beyond those dates under certain circumstances. For example, under the co-development agreement, ILEX was required to complete Pivotal Phase II Trials not later than December 31, 2002, but ILEX failed to do so. In this situation the co-development agreement provides that the milestone shall be adjusted such that ILEX receives more time to complete the pivotal trials if the trials are ongoing at December 31, 2002 and progressing to completion within a reasonable time thereafter. Further, ILEX was required under the co-development agreement to have filed a New Drug Application by August 31, 2003, subject to extension if ILEX continues to use its reasonable efforts to promptly complete the filing after August 31, 2003. ILEX continued to use its reasonable efforts to complete the filing after August 31, 2003 and in October 2003, Ilex filed the first part of a "rolling NDA" with the FDA.

         If  ILEX  fails  to  meet  its  obligations  under  the  co-development agreement, we could lose valuable time in developing clofarabine for commercialization both in the U.S. and in Europe. We can not provide assurance that ILEX will not fail to meet its obligations under the co-development agreement. Development of compounds to the stage of approval includes inherent risk at each stage of development that FDA, in its discretion, will mandate a requirement not foreseeable by us or by ILEX. There would also be testing delays if, for example, our sources of drug supply could not produce enough clofarabine to support the then ongoing clinical trials being conducted. If this were to occur, it could have a material adverse effect on our ability to develop clofarabine, obtain necessary regulatory approvals, and generate sales and cash flow from the sale of clofarabine.

         If delays in completion constitute a breach by ILEX or there are certain other breaches of the co-development agreement by ILEX, then, at our discretion, the primary responsibility for completion would revert to us, but there is no assurance that we would have the financial, managerial or technical resources to complete such tasks in timely fashion or at all.

We have limited experience in developing products and may be unsuccessful in our efforts to develop products

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

         With respect to our co-lead drug, Modrenal(R), we currently have an Investigational New Drug Application filed with FDA to conduct a Phase II Clinical Trial in the U.S. to determine efficacy of Modrenal(R) in prostate cancer patients. This Phase II Clinical Trial is being conducted at the Mass
General Hospital in Boston, MA. To our knowledge, Modrenal(R) has not been tested in this indication in the past and there can be no assurance that Modrenal(R) will be an effective therapy in prostate cancer. Further, our long-term drug development objectives for Modrenal(R) include attempting to test the drug and get approval in the U.S. for treatment of advanced post-menopausal breast cancer patients. These trials will take significant time and resource and no assurance can be given that developing the drug in this indication will result in a U.S. approval for Modrenal(R) in advanced post-menopausal breast cancer patients.

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

Our industry is subject to extensive government regulation and our products require other regulatory approvals which makes it more expensive to operate our business

         Regulation in General. Virtually all aspects of our business are regulated by federal and state statutes and governmental agencies in the United States and other countries. Failure to comply with applicable statutes and government regulations could have a material adverse effect on our ability to develop and sell products which would have a negative impact on our cash flow. The development, testing, manufacturing, processing, quality, safety, efficacy, packaging, labeling, record-keeping, distribution, storage and advertising of pharmaceutical products, and disposal of waste products arising from these activities, are subject to regulation by one or more federal agencies. These activities are also regulated by similar state and local agencies and equivalent foreign authorities. In our material contracts with vendors providing any portion of these types of services, we seek assurances that our vendors comply and will continue to maintain compliance with all applicable rules and regulations. This is the case, for example, with respect to our contracts with Ferro Pfanstiehl and Penn Pharmaceuticals. No assurance can be given that our most significant vendors will continue to comply with these rules and regulations.

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

         We may not be successful in receiving orphan drug status for certain of our products or, if that status is obtained, fully enjoying the benefits of orphan drug status

         Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition. A disease or condition that affects populations of fewer than 200,000 people in the United States generally constitutes a rare disease or condition. We may not be successful in receiving orphan drug status for certain of our products. Orphan drug designation must be requested before submitting a new drug application. After the FDA grants orphan drug designation, the generic identity of the therapeutic agent and its potential orphan use are publicized by the FDA. Under current law, orphan drug status is conferred upon the first company to receive FDA approval to market the designated drug for the designated indication. Orphan drug status also grants marketing exclusivity in the United States for a period of seven years following approval of the new drug application, subject to limitations. Orphan drug designation does not provide any advantage in, or shorten the duration of, the FDA regulatory approval process. Although obtaining FDA approval to market a product with orphan drug status can be advantageous, the scope of protection or the level of marketing exclusivity that is currently afforded by orphan drug status and marketing approval may not remain in effect in the future.

         Our business strategy involves obtaining orphan drug designation for certain of the oncology products we have under development. Although clofarabine has received orphan drug designation with the FDA and EMEA, we do not know whether any of our other products will receive an orphan drug designation. Orphan drug designation does not prevent other manufacturers from attempting to develop similar drugs for the designated indication or from obtaining the approval of a new drug application for their drug prior to the approval of our new drug application. If another sponsor's new drug application for a competing drug in the same indication is approved first, that sponsor is entitled to exclusive marketing rights if that sponsor has received orphan drug designation for its drug. In that case, the FDA would refrain from approving an application by us to market our competing product for seven years, subject to limitations. Competing products may receive orphan drug designations and FDA marketing approval before the products under development by us.

         New drug application approval for a drug with an orphan drug designation does not prevent the FDA from approving the same drug for a different indication, or a molecular variation of the same drug for the same indication. Because doctors are not restricted by the FDA from prescribing an approved drug for uses not approved by the FDA, it is also possible that another company's drug could be prescribed for indications for which products developed by us have received orphan drug designation and new drug application approval and the same is true with the EMEA in Europe. Prescribing of approved drugs for unapproved uses, commonly referred to as "off label" sales, could adversely affect the marketing potential of products that have received an orphan drug designation and new drug application approval. In addition, new drug application approval of a drug with an orphan drug designation does not provide any marketing exclusivity in foreign markets.

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

The use of our products may be limited or eliminated by professional guidelines which would decrease our sales of these products and, therefore, our revenue and cash flows

         In addition to government agencies, private health/science foundations and organizations involved in various diseases may also publish guidelines or recommendations to the healthcare and patient communities. These private organizations may make recommendations that affect the usage of therapies, drugs or procedures, including products developed by us. These recommendations may relate to matters such as usage, dosage, route of administration and use of concomitant therapies.
Recommendations or guidelines that are followed by patients and healthcare providers and that result in, among other things, decreased use or elimination of products developed by us could have a material adverse effect on our revenue and cash flows. For example, if clofarabine is definitively determined in clinical trials to be an active agent to treat solid tumor cancer patients, but the required dose is high, private healthcare/science foundations could recommend various other regimens of treatment which may from time to time show activity at lower doses.

Generic products which third parties may develop may render our products noncompetitive or obsolete

         An increase in competition from generic pharmaceutical products could have a material adverse effect on our ability to generate revenue and cash flow. For example, many of the indications in which clofarabine and Modrenal(R), our co-lead drugs, have demonstrated activity are areas of unmet clinical need, such as clofarabine's application to pediatric acute leukemias in which, initially, the drug will be used as a salvage therapy, after other regimens of treatment have failed. Our lead investigators, who have assisted with the development of Modrenal(R), envision, initially, that Modrenal(R) would be used as second or third line therapy, only after patients with advanced post-menopausal breast cancer receive regimens of tamoxifen and/or aromatase inhibitors (or similar drug) treatments. If generic drug companies develop a compound which is more effective than either clofarabine or Modrenal(R) in these areas of unmet clinical need, or equally as effective but at lower doses, it could adversely affect our market and/or render our drugs obsolete.

Because many of our competitors have substantially greater capabilities and resources, they may be able to develop products before us or develop more effective products or market them more effectively which would limit our ability to generate revenue and cash flow

         Competition in our industry is intense. Potential competitors in the United States and Europe are numerous and include pharmaceutical, chemical and biotechnology companies, most of which have substantially greater capital resources, marketing experience, research and development staffs and facilities than us. Potential competitors for certain indications of our lead drugs include, with respect to clofarabine, Schering AG, which markets fludarabine, and certain generic drug companies in Europe which could market fludarabine upon expiry of the patent protections held by Schering. Potential competitors with respect to Modrenal(R) include Astra-zeneca and Novartis, which market tamoxifen and other aromatase inhibitors, which could be used by clinicians as first and second line therapies in patients with hormone sensitive, advanced, post-menopausal breast cancer prior to a Modrenal(R) regimen of treatment. No assurance can be given that the ongoing business activities of our competitors will not have a material adverse effect on our business prospects and projections going forward.

         Although we seek to limit potential sources of competition by developing products that are eligible for orphan drug designation and new drug application approval or other forms of protection, our competitors may develop similar technologies and products more rapidly than us or market them more effectively. Competing technologies and products may be more effective than any of those that are being or will be developed by us. The generic drug industry is intensely competitive and includes large brand name and multi-source pharmaceutical companies. Because generic drugs do not have patent protection or any other market exclusivity, our competitors may introduce competing generic products, which may be sold at lower prices or with more aggressive marketing. Conversely, as we introduce branded drugs into our product portfolio, we will face competition from manufacturers of generic drugs which may claim to offer equivalent therapeutic benefits at a lower price. The aggressive pricing activities of our generic competitors could have a material adverse effect on our operations, revenue and cash flow.

If we fail to keep up with rapid technological change and evolving therapies, our technologies and products could become less competitive or obsolete

         The pharmaceutical industry is characterized by rapid and significant technological change. We expect that pharmaceutical technology will continue to develop rapidly, and our future success will depend on our ability to develop and maintain a competitive position. Technological development by others may result in products developed by us, branded or generic, becoming obsolete before they are marketed or before we recover a significant portion of the development and commercialization expenses incurred with respect to these products. Alternative therapies or new medical treatments could alter existing treatment regimes, and thereby reduce the need for one or more of the products developed by us, which would adversely affect our revenue and cash flow. See also
"--Generic products which third parties may develop may render our products noncompetitive or obsolete" Above.

We depend on others for clinical testing of our products which could delay our ability to develop products

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

We depend on others to manufacture our products and have not manufactured them in significant quantities

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

We have limited sales and marketing capability, and may not be successful in selling or marketing our products

         The creation of infrastructure to commercialize oncology products is a difficult, expensive and time-consuming process. We may not be able to establish direct or indirect sales and distribution capabilities or be successful in gaining market acceptance for proprietary products or for other products. We currently have very limited sales and marketing capabilities. We currently employ one full-time sales employee and one full-time marketing employee. To market any products directly, we will need to develop a more fulsome marketing and sales force with technical expertise and distribution capability or contract with other pharmaceutical and/or health care companies with distribution systems and direct sales forces. To the extent that we enter into co-promotion or other licensing arrangements, any revenues to be received by us will be dependent on the efforts of third parties. The efforts of third parties may not be successful. Our failure to establish marketing and distribution capabilities or to enter into marketing and distribution arrangements with third parties could have a material adverse effect on our revenue and cash flows.

If we lose key management our business will suffer

         We are highly dependent on our Chief Executive Officer to develop our lead drug. Dr. Wood has an employment agreement with the Company, dated December 31, 2002, for an initial term of one year which automatically extends for an additional one year periods until either party gives the other written notice of termination at least 90 days prior to the end of the current term. Dr. Wood is not near retirement age and he does not, to our knowledge, plan on leaving the Company in the near future. Dr. Wood is one of the founders of the company and he is intimately familiar with the science that underlies our lead drugs and ancillary technologies. He also maintains a position on the clofarabine management team that is responsible for all drug development activities relating to that lead drug, and has been instrumental in the development and maintenance of our key relationships within the scientific research and medical communities, and those with our vendors, inventors, co-development partners and licensors. If Dr. Wood was no longer employed by the company, the development of our drugs would be significantly delayed and otherwise would be adversely impacted, and we may be unable to maintain and develop these important relationships.

Need for additional personnel

         The Company will be required to hire additional qualified scientific and technical personnel, as well as personnel with expertise in clinical testing and government regulation to expand our research and development programs and pursue our product development and marketing plans. There is intense competition for qualified personnel in the areas of the Company's activities, and there can be no assurance that the Company will be able to attract and retain the qualified personnel necessary for the development of its business. The Company faces competition for qualified individuals from numerous pharmaceutical and biotechnology companies, universities and research institutions. The failure to attract and retain key scientific, marketing and technical personnel would have a material adverse effect on the development of the Company's business and our ability to develop, market and sell our products. See also "- We have limited sales and marketing capability, and may not be successful in selling or marketing our products" above.

Our management and internal systems might be inadequate to handle our potential growth

         Our success will depend in significant part on the expansion of our operations and the effective management of growth. This growth has and will continue to place a significant strain on our management and information systems and resources and operational and financial systems and resources. To manage future growth, our management must continue to improve our operational and financial systems and expand, train, retain and manage our employee base. Our management may not be able to manage our growth effectively. If our systems, procedures, controls, and resources are inadequate to support our operations, our expansion would be halted or delayed and we could lose our opportunity to gain significant market share or the timing with which we would otherwise gain significant market share. Any inability to manage growth effectively may harm our ability to institute our business plan. The strain on our systems, procedures, controls and resources is further heightened by the fact that our executive office and operational development facilities are located in separate time zones (New York, New York and Edinburgh, Scotland, respectively).

We depend on patent and proprietary rights to develop and protect our technologies and products, which rights may not offer us sufficient protection

         The pharmaceutical industry places considerable importance on obtaining patent and trade secret protection for new technologies, products and processes. Our success will depend on our ability to obtain and enforce protection for products that we develop under United States and foreign patent laws and other intellectual property laws, preserve the confidentiality of our trade secrets and operate without infringing the proprietary rights of third parties. Through our current license agreements, we have acquired the right to utilize the technology covered by issued patents and patent applications, as well as additional intellectual property and know-how that could be the subject of further patent applications in the future. Several of the original patents to Modrenal(R) have expired in the United States and foreign countries. Thus, we and our licensors are pursuing patent applications to specific uses, combination therapy and dosages or formulations of Modrenal(R). We cannot guarantee that such applications will result in issued patents or that such patents if issued will provide adequate protection against competitors. Patents may not be issued from these applications and issued patents may not give us adequate protection or a competitive advantage. Issued patents may be challenged, invalidated, infringed or circumvented, and any rights granted thereunder may not provide us with competitive advantages. Parties not affiliated with us have obtained or may obtain United States or foreign patents or possess or may possess proprietary rights relating to products being developed or to be developed by us. Patents now in existence or hereafter issued to others may adversely affect the development or commercialization of products developed or to be developed by us. Our planned activities may infringe patents owned by others. Our patents to clofarabine are licensed from Southern Research Institute. The current projected expiration date of the license is March 2021. These patents cover pharmaceutical compositions and methods of using clofarabine. We cannot guarantee that these patents would survive an attack on their validity or that they will provide a competitive advantage over our competitors. Moreover, we cannot guarantee that Southern Research Institute was the first to invent the subject matter of these patents. In addition, we are aware of a third party patent which is directed to the treatment of chronic myeloid leukemia ("CML") using specific doses of clofarabine. We do not believe that we will infringe this patent. If this patent is asserted against us, even though we may be successful in defending against such an assertion, our defense would require substantial financial and human resources. And, we may need a license to this patent to use the claimed dose in the treatment of CML. However, we do not know if such a license is available at commercially reasonable terms, if at all.

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

Because we have international operations, we will be subject to risks of conducting business in foreign countries

         We have the right to manufacture, market and distribute our lead drugs, clofarabine and Modrenal(R), in territories outside of the United States. Specifically, we currently market Modrenal(R) in the United Kingdom and upon receiving European approval for clofarabine, we intend to market the drug throughout Europe. Further, nearly half of our employees are employed by Bioenvision Limited, our wholly-owned subsidiary with offices in Edinburgh, Scotland.

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

We cannot predict our future capital needs and we may not be able to secure additional financing which could affect our ability to operate as a going concern

         We consummated a private placement transaction on March 22, 2004, pursuant to which we raised $12.8 million and issued 2,044,514 shares of our common stock and warrants to purchase an additional 408,903 shares of our common stock at a conversion price of $7.50 per share. We consummated a second closing for this financing on May 13, 2004 in order to comply with certain contractual obligations of the Company to its holders of Series A Convertible Preferred Stock which hold preemptive rights for equity offerings of the Company. The Company raised an additional $3.5 million in the second trance closing and issued an additional 558,384 shares of our common stock and warrants to purchase 111,677 shares of our common stock at a conversion price of $7.50 per share. However, we may need additional financing to continue to fund the research and development and marketing programs for our products and to generally expand and grow our business. For example, we will need to employ a European sales force within the next twelve months to capitalize on the commercial potential for clofarabine and Modrenal(R) if and to the extent our lead drugs are at market in Europe by mid- 2005. To the extent that we will be required to fund operating losses, our financial position would deteriorate. There can be no assurance that we will be able to find significant additional financing at all or on terms favorable to us. If equity securities are issued in connection with a financing, dilution to our stockholders would result, and if additional funds are raised through the incurrence of debt, we may be subject to restrictions on our operations and finances. Furthermore, if we do incur debt, we may be limiting our ability to repurchase capital stock, engage in mergers, consolidations, acquisitions and asset sales, or alter our lines of business or accounting methods, even though these actions would otherwise benefit our business. As of June 30, 2004, we had stockholders' equity of approximately $27,383,000 and net working capital of approximately $18,828,000.

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

The prices we charge for our products and the level of third-party reimbursement may decrease and our revenues could decrease

         Our ability to commercialize products successfully depends in part on the price we may be able to charge for our products and on the extent to which reimbursement for the cost of our products and related treatment will be available from government health administration authorities, private health insurers and other third-party payors. We believe that Government officials and private health insurers are increasingly challenging the price of medical products and services. Significant uncertainty exists as to the pricing flexibility which distributors will have with respect to newly approved health care products as well as the reimbursement status for such approved healthcare products.

         Third-party payors may attempt to control costs further by selecting exclusive providers of their pharmaceutical products. If third-party payors were to make this type of arrangement with one or more of our competitors, they would not reimburse patients for purchasing our competing products. For example, if a third-party payor in the U.K. were to pay patients for regimens of aromatase inhibitor treatment but not treatments of Modrenal(R), this would cause a decline in sales of Modrenal(R). This lack of reimbursement would diminish the market for products developed by us and would have a material adverse effect on us.

Our products may be subject to recall

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

We may face exposure from product liability claims and product liability insurance may not be sufficient to cover the costs of our liability claims related to technologies or products

         We face exposure to product liability claims if the use of our technologies or products or those we license from third parties is alleged to have resulted in adverse effects to users of such products. Product liability claims may be brought by clinical trial participants, although to date, no such claims have been brought against us. If any such claims were brought against us, the cost of defending such claims may adversely affect our business. Regulatory approval for commercial sale of our products does not mitigate product liability risks. Any precautions we take may not be sufficient to avoid significant product liability exposure. Although we have obtained product liability and clinical trial insurance on our technologies and products at levels with which management deems reasonable, no assurance can be given that this insurance will cover any particular claim or that we have obtained an appropriate level of liability insurance coverage for our development activities. We currently maintain three million dollars per year, claims made product liability insurance coverage which we believe is adequate. Existing coverage may not be adequate as we further develop our products. In the future, adequate insurance coverage or indemnification by collaborative partners may not be available in sufficient amounts, or at acceptable costs, if at all. To the extent that product liability insurance, if available, does not cover potential claims, we will be required to self-insure the risks associated with those claims. The successful assertion of any uninsured product liability or other claim against us could limit our ability to sell our products or could cause monetary damages. In addition, future product labeling may include disclosure of additional adverse effects, precautions and contra indications, which may adversely impact product sales. The pharmaceutical industry has experienced increasing difficulty in maintaining product liability insurance coverage at reasonable levels, and substantial increases in insurance premium costs, in many cases, have rendered coverage economically impractical.

Where You Can Find More Information

         We file annual, quarterly and special reports, proxy statements and other information with the SEC. This information is available at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information about Bioenvision and other issuers that file electronically with the SEC at http://www.sec.gov.

Item 2.  Description of Property

Facilities

         As of the date of this report we do not own any interest in real property. We currently lease 3,229 square feet of office space at our principal executive offices at 509 Madison Avenue, Suite 404, New York, New York 10022 for approximately $13,000 per month. These facilities are the center for all of our administrative functions in the United States. Also, we rent on a month-to-month basis approximately 1,000 square feet of office space in Edinburgh, Scotland for approximately $5,000 per month. To date, most of our drug development programs have been conducted at scientific institutions around the world. It is our policy to continue development at leading scientific institutions in the United States and Europe. We do not plan to conduct laboratory research in any of our facilities in the near future, rather, we will conduct research through collaborative arrangements with Southern Research Institute, M.D. Anderson and others.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

         Market Information

         The following represents the range of reported high and low bid sales prices for our common stock on a quarterly basis since July 1, 2002 as reported on the OTC Bulletin Board and the American Stock Exchange. Throughout this period and up to September 5, 2003, our trading symbol was "BIOV". Our trading symbol was changed to "BIV" on September 8, 2003 upon commencement of listing our shares of common stock on the American Stock Exchange. Our symbol was changed again to "BIVN" on August 20, 2004 upon commencement of listing our shares of common stock on the NASDAQ Stock Market. The quotations also reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                               High              Low
                                               ----              ---

Fiscal Year Ended June 30, 2003
First Quarter                                  $2.55             $1.35
Second Quarter                                 $2.25             $1.10
Third Quarter                                  $1.55             $0.39
Fourth Quarter                                 $2.89             $0.77

Fiscal Year Ended June 30, 2004
First Quarter                                  $4.97             $1.70
Second Quarter                                 $5.10             $3.35
Third Quarter                                  $10.01            $4.09
Fourth Quarter                                 $12.00            $8.25

         Holders

         On June 30, 2004, we had 189 stockholders of record.

         Dividends

         We have never declared or paid cash dividends on our common stock, and our board of directors does not intend to declare or pay any dividends on the common stock in the foreseeable future. Our earnings, if any, are expected to be retained for use in expanding our business. The declaration and payment in the future of any cash or stock dividends on the common stock will be at the discretion of the board of directors and will depend upon a variety of factors, including our ability to service our outstanding indebtedness and to pay our dividend obligations on securities ranking senior to the common stock, our future earnings, if any, capital requirements, financial condition and such other factors as our board of directors may consider to be relevant from time to time. However, the Company is required to accrue for and pay a dividend of 5% in April, July, October and January, subject to certain circumstances and adjustments, on its cumulative Series A Convertible Preferred Stock. We have paid these accrued dividends on our cumulative Series A Convertible Preferred Stock in cash through July 30, 2004.

         Equity Compensation Plan Information

         The  following   table  provides   information   about  the  securities
authorized for issuance under the Company's equity compensation plans as of June 30, 2004:

                                      Number of securities to                                Number of securities remaining
                                          be issued upon             Weighted-average        available for future issuance
                                      exercise of outstanding       exercise price of          under equity compensation
                                      options, warrants and        outstanding options,       plans (excluding securities
                                              rights               warrants and rights         reflected in column (a))

           Plan category                       (a)                         (b)                           (c)
------------------------------------ -------------------------   -------------------------  --------------------------------
Equity compensation plans approved
   by security holders                      2,105,000                     $2.57                         895,000

Equity compensation plans not
approved by security holders                5,328,624                     $1.55                           --

Total                                       7,433,624                       --                          895,000

   Equity Compensation Plans Approved by Security Holders.

         The Board of Directors adopted, and our stockholders approved our 2003 Stock Incentive Plan at the Annual Meeting held in January of 2004. The plan was adopted to recognize the contributions made by our employees, officers, consultants, and directors, to provide those individuals with additional incentive to devote themselves to our future success and to improve our ability to attract, retain and motivate individuals upon whom our growth and financial success depends. There are 3,000,000 shares reserved for grants of options under the plan and at June 30, 2004, 2,105,000 of these options had been issued.

   Equity Compensation Plans Not Approved by Security Holders.

         The 5,328,624 securities to be issued upon exercise of options and warrants consist of warrants and options issued to the co-founders, early round investors and certain former consultants and advisors for services rendered to or on behalf of us.

Item 6.  Management's Discussion and Analysis or Plan of Operation

         The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read together with our audited consolidated financial statements and notes included under Item 7 of this annual report on Form 10-KSB, which consolidated financial statements are presented beginning at page F-1.

         Summary of Significant Accounting Policies

         Financial Reporting Release No. 60, which was released by the SEC, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of the consolidated financial statements. In addition, Financial Reporting Release No. 61 was released by the SEC, which requires all companies to include a discussion to address, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments. The following discussion is intended to supplement the summary of significant accounting policies as described in Note 1 of the Notes To Consolidated Financial Statements for the year ended June 30, 2004 included under Item 7 in this annual report on Form 10-KSB, which are presented beginning at page F-1.

         These   policies  were  selected   because  they   represent  the  more
significant accounting policies and methods that are broadly applied in the preparation of the consolidated financial statements.

         Revenue Recognition - Revenue under research contracts is recorded as earned under the contracts, as services are provided. In accordance with SEC Staff Accounting Bulletin No. 104, upfront nonrefundable fees associated with license and development agreements where the Company has continuing involvement in the agreement, are recorded as deferred revenue and recognized over the period of involvement. If the estimated service period is subsequently modified, the period over which the up-front fee is recognized would be modified accordingly on a prospective basis. Revenues from the achievement of research and development milestones, which represent the achievement of a significant step in the research and development process, are recognized when and if the milestones are achieved.

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

Overview

         We are an emerging biopharmaceutical company that develops and markets drugs to treat cancer. Our two lead drugs are clofarabine and Modrenal(R), although we have several other products and technologies under development. As of June 30, 2004, our internal staff consisted of nine full-time and four part-time employees based in New York, New York and Edinburgh, Scotland.

         Our primary business strategy relates to our two lead drugs, clofarabine and Modrenal(R). With clofarabine, our strategy is to complete drug development in Europe and obtain marketing authorization from the European regulatory authorities to market and distribute clofarabine for the treatment of pediatric and adult acute leukemias (ALL and AML). We anticipate launching clofarabine in Europe in mid-2005, subject to our obtaining the approval of the regulatory authorities. We will continue clinical trials in other indications with the intention of aggressively seeking label extensions after clofarabine's first approval, including our Pivotal Phase II trial of clofarabine in adults with Acute Myeloid Leukemia (AML) which commenced in August 2004 and is ongoing. Following this strategy, throughout the world, approximately two-thirds of the cancer patients dosed with clofarabine to date fall outside of the pediatric acute leukemias, which we expect to be the indication first approved by the U.S. and European regulatory authorities.

         With Modrenal(R), our strategy is to expand sales in the United Kingdom and apply for mutual recognition to obtain the right to market and distribute Modrenal(R) in the major European markets. We anticipate receiving mutual recognition from major European Community member states by Q3 of calendar 2005. We intend to further U.S. development of Modrenal(R) in prostate and breast cancer indications, subject to the ongoing results of our clinical trials we are currently conducting in the U.S. and Europe.

         Our secondary business strategy is to continue to develop our portfolio of ancillary products and technologies. We anticipate that revenues derived from clofarabine and Modrenal(R) and milestone payments and royalties from the ancillary products will permit us to further develop our portfolio of ancillary products and technologies.

         Over the next 12 months, we intend to continue our internal growth strategy to provide the necessary regulatory, sales and marketing capabilities which will be required to pursue the expanded development programs for clofarabine and Modrenal(R) described above.

         Clofarabine is a small molecule, purine nucleoside analogue, which we believe is effective in the treatment of leukemia, based upon our own clinical studies and studies conducted by others on our behalf. Clofarabine may also be an effective agent to treat patients with solid tumors, based on preclinical studies and Phase I clinical trials performed to date.

         In July 2004, we filed for approval of clofarabine in Europe to treat children with pediatric acute leukemia (ALL and AML). Further, we are conducting a Pivotal Phase II clinical trial of clofarabine, as first line therapy for the treatment of adults with Acute Myeloid Leukemia (AML). Also in Europe, at our direction, an Investigator Sponsored Trial of clofarabine as first-line therapy for adults with AML was completed ahead of schedule and an interim analysis indicates a 64% complete response rate observed in this patient population.

         In the U.S., ILEX Oncology, Inc., our sub-licensor of U.S. and Canadian cancer marketing rights, filed a New Drug Application (NDA) in March 2004 for approval of clofarabine to treat children with acute leukemias (ALL or AML). The NDA was based upon results of two Pivotal Phase II clinical trials completed by ILEX prior to the NDA filing. In connection with the NDA, the United States Food and Drug Administration (the " FDA" has set a Prescription Drug User Fee Act (PDUFA) response date at December 30, 2004.

         In January, 2002, the European orphan drug application for use of clofarabine to treat acute leukemia in adults was approved. Orphan Drug Designation provides the Company with ten years of market exclusivity in Europe for clofarabine, upon grant of marketing authorization. The drug has also been granted orphan drug status and "fast track" treatment by the FDA. Further, in July 2004, the FDA granted six months of extended market exclusivity to clofarabine under the Best Pharmaceuticals for Children Act.

         In August 2003, we obtained the exclusive, irrevocable option to sell, market and distribute clofarabine in Japan and Southeast Asia from the inventor of clofarabine. These rights were not previously granted by Southern Research Institute and fall outside the scope of the Company's then current licensing and development contracts with respect to clofarabine. We originally obtained an exclusive license from Southern Research Institute to sell, market and distribute clofarabine throughout the world, except for Japan and Southeast Asia, for all human applications, pursuant to a co-development agreement, dated August 31, 1998, between the Company and Southern Research Institute. On March 12, 2001, we granted an exclusive option to sell, market and distribute clofarabine in the U.S. and Canada to ILEX Oncology, Inc. We converted ILEX's option to an exclusive sublicense on December 30, 2003. Accordingly, we do not possess the rights to sell, market and distribute clofarabine for cancer indications in the U.S.

         Modrenal(R) is a hormonal agent with a novel mode of action that makes it an effective agent in patients with advanced breast cancer who have acquired resistance to other hormonal agents. We launched Modrenal(R) in May 2003 in the United Kingdom, where we have received regulatory approval for its use in the treatment of post-menopausal breast cancer. In Q2 2005, we intend to apply for mutual recognition in another four large European territories in an effort to gain approval for Modrenal(R) in each such territory. We anticipate receiving approval in each such territory during calendar 2005, but such approval is subject to the appropriate regulatory decisions.

         In the U.S., we filed an IND to conduct Modrenal(R) clinical trials for prostate cancer in February 2004 and commenced enrolling patients in this clinical trial in July 2004. Further, we intend to seek regulatory approval for Modrenal(R) in the United States as salvage therapy for hormone-sensitive breast cancer upon completion of additional clinical studies.

         We originally obtained an exclusive license from Stegram Pharmaceuticals Ltd. to sell, market and distribute Modrenal(R) throughout the world, except for South Africa, for all human and animal health applications, pursuant to a co-development agreement dated July 15, 1998.

         Company Status

         We have made significant progress in developing our product portfolio over the past twelve months, and have multiple products in clinical trials. We have incurred losses during this emerging stage. Our management believes that we have the opportunity to become a leading oncology-focused pharmaceutical company in the next four years if we successfully bring clofarabine to market and if mutual recognition is granted for Modrenal(R) in the largest European countries.

         We anticipate that revenues derived from the two lead drugs will permit us to further develop the other products currently in our product pipeline. We anticipate the launch of clofarabine in Europe by mid-2005 and further anticipate reaching profitability within 12 months following the marketing launch for clofarabine in Europe.

         We commenced marketing one of our lead products, Modrenal(R), in June 2003 and anticipate building out our internal infrastructure of sales and marketing professionals to sell Modrenal(R) and to conduct pre-marketing activities for clofarabine in Europe. Management believes it can create synergies through internal growth by developing a sales and marketing presence which will be in position to sell both lead drugs at lead European cancer centers across a broad range of cancer indications.

         Further, we intend to continue developing our existing platform technologies with a primary business focus on drugs to treat cancer, and commercializing products derived from such technologies. As a result of the acquisition of Pathagon Inc. in February 2002, we have several anti-infective technologies. These include the OLIGON(R) technology, an advanced biomaterial that has been approved for certain indications by the FDA in the U.S., and is being sold by a product co-development partner, and the use of thiazine dyes, such as methylene blue, which are used for in vitro and in vivo inactivation of pathogens (viruses, bacteria and fungus) in biological fluids. It is not the Company's strategy to sell devices or to expand into the anti-infective market per se, but the technology obtained in the Pathagon acquisition has specific application for support of the cancer patient and oncology treatment. We have had discussions with potential product co-development partners from time to time, and plan to continue to explore the possibilities for co-development and sub-licensing in order to implement our development plans. In addition, we believe that some of our products may have applications in treating non-cancer conditions in humans and in animals. Those conditions are outside our core business focus and we do not presently intend to devote a substantial portion of our resources to addressing those conditions. In May 2003, we entered into a License and Sub-License Agreement with Dechra Pharmaceuticals, plc ("Dechra"), pursuant to which Bioenvision sub-licensed the marketing and development rights to vetoryl(R) trilostane, solely with respect to animal health applications, in the United States and Canada, to Dechra. We received $1.25 million in cash, together with future milestone and royalty payments which are contingent upon the occurrence of certain events. We intend to continue to try and exploit these types of opportunities as they arise.

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

Results of Operations

Year Ended June 30, 2004 Compared to Year Ended June 30, 2003

         We reported revenues of approximately $3,102,000 and $505,000 for the years ended June 30, 2004 and 2003, respectively. Revenues reflect recognition of consideration received pursuant to our agreements with co-development and sub-licensing partners in connection with our platform of drugs and technologies. Of the revenues recorded for the year ended June 30, 2004, approximately $2,100,000 was recognized from ILEX, pursuant to the Co-Development Agreement, and approximately $600,000 was recognized from Stegram Pharmaceuticals under the Stegram Co-Development Agreement.

         Research and development costs for the years ended June 30, 2004 and 2003 were approximately $4,883,000 and $1,689,000 and respectively, representing an increase of $3,194,000.

         Our research and development costs include costs associated with six projects of which the Company devotes significant time and resource. Clofarabine research and development costs for the year ended June 30, 2004 and 2003 were approximately $2,651,000 and $871,000, respectively, representing an increase of approximately $1,780,000. The increase primarily reflects costs which are associated with our increased development activities and clinical trials being conducted in Europe.

         Modrenal(R) research and development costs for the year ended June 30, 2004 and 2003 were approximately $2,026,000 and $913,000, respectively, representing an increase of $1,113,000. The increase primarily reflects increased development activities associated with the Modrenal(R) development plan, including costs associated with the U.S. prostate cancer trial which is ongoing.

         Gossypol research and development costs were approximately $152,000 and $30,000, respectively, representing an increase of $122,000. The increase primarily reflects preparation of a protocol and other preparatory activities in advance of the Phase I Clinical Trial intended to be commenced in Q3 of calendar 2004.

         Gene Therapy research and development costs for the year ended June 30, 2004 and 2003 were approximately $0 and ($130,000), respectively. The 2003 amount primarily reflects a reversal of an accrued expense in the year ended 2002 of $200,000 which was determined to be less than originally estimated by the Company in the year ended June 30, 2003.

         The clinical trials and development strategy for the clofarabine and Modrenal(R) projects, in each case, is anticipated to cost several million dollars and will continue for several years based on the number of clinical indications within which we plan to develop these drugs. Currently, management cannot estimate the timing or costs associated with these projects because many of the variables, such as interaction with regulatory authorities and response rates in various clinical trials, are not predictable. Total costs to date for each of these four projects is as follows: (i) clofarabine research and development costs have been approximately $5.6 million; (ii) Modrenal(R) research and development costs have been approximately $4.4 million; (iii) Gossypol research and development costs have been approximately $302,000; and
(iv) Gene Therapy research and development costs have been approximately $450,000. Our other two research and development projects involve our two ancillary technologies; OLIGON and Methylene Blue. We do not currently devote any significant time or resources to these research and development projects, but we intend to do so if and to the extent we successfully commercialize our lead drugs, clofarabine and Modrenal(R), over the next two years.

         Selling, general and administrative expenses for the year ended June 30, 2004 and 2003 were approximately $9,082,000 and $4,567,000, respectively, representing an increase of $4,515,000. Of this amount, approximately $2,400,000 of this increase was due to the re-pricing of 380,000 options granted to an employee pursuant to the terms of his Employment Agreement (see Note 7 to the Financial Statements); approximately $1,000,000 of the increase was due to an increase in sales and marketing expenses related to pre-marketing activities with clofarabine and marketing costs associated with Modrenal(R); and approximately $1,100,000 of the increase was due to increases in our consulting and legal expenses as the result of our recent growth.

         We reported interest and finance charges of $0 for the year ended June 30, 2004, representing a decrease of $325,000 from the year ended June 30, 2003. This decrease reflects the retirement of our credit facility in May 2002 and the fact that we carried no long term debt during the year ended June 30, 2004.

         Depreciation and amortization expense totaled approximately $1,348,000 for the year ended June 30, 2004, representing an increase of $3,100 from the year ended June 30, 2003. The increase is primarily due to the amortization of certain intangible assets we acquired in the Pathagon transaction which we acquired during the year ended June 30, 2002.

 Year Ended June 30, 2003 Compared to Year Ended June 30, 2002

         We reported revenues of approximately $505,000 and $803,000 for the years ended June 30, 2003 and 2002, respectively. Revenues reflect recognition of consideration received pursuant to our agreements with co-development and sub-licensing partners in connection with our platform of drugs and technologies. Of the revenues recorded for the year ended June 30, 2003, approximately $370,000 was recognized from ILEX pursuant to the Co-Development Agreement and $100,000 was recognized as royalty revenue from Edwards Lifesciences.

         Research and development costs for the years ended June 30, 2003 and 2002 were approximately $1,689,000 and $1,912,000, respectively, representing a decrease of $223,000.

         Our research and development costs include costs associated with six projects of which the Company devotes significant time and resource. Clofarabine research and development costs for the year ended June 30, 2003 and 2002 were approximately $871,000 and $596,000, respectively, representing an increase of $275,000. The increase primarily reflects the costs associated with our having commenced clinical trials in Europe to develop clofarabine.

         Modrenal(R)  research and development costs for the year ended June 30,
2003  and  2002  were   approximately   $913,000  and  $923,000,   respectively,
representing a decrease of $10,000.

         Gossypol research and development costs were approximately $30,000 and $90,000, respectively, representing a decrease of $60,000. The decrease primarily reflects a decrease in the amount of resource devoted by the Company to this compound while the Company focused on developing its lead drugs.

         Gene Therapy research and development costs for the year ended June 30, 2003 were approximately $(130,000) and $303,000, respectively, representing a decrease of $433,000. The decrease primarily reflects an accrued expense in the year ended 2002 of $200,000 which was determined to be less than originally estimated by the Company in the year ended June 30, 2003.

         The clinical trials and development strategy for the clofarabine and Modrenal(R) projects, in each case, is anticipated to cost several million dollars and will continue for several years based on the number of clinical indications within which we plan to develop these drugs. Currently, management cannot estimate the timing or costs associated with these projects because many of the variables, such as interaction with regulatory authorities and response rates in various clinical trials, are not predictable. Estimated total costs to date for each of these four projects is as follows: (i) clofarabine research and development costs have been approximately $3.0 million; (ii) Modrenal(R) research and development costs have been approximately $2.35 million; (iii) Gossypol research and development costs have been approximately $150,000; and
(iv) Gene Therapy research and development costs have been approximately $450,000. Our other two research and development projects involve our two ancillary technologies; OLIGON and Methylene Blue. We do not currently devote any significant time or resources to these research and development projects, but we intend to do so if and to the extent we successfully commercialize our lead drugs, clofarabine and Modrenal(R), over the next two years.

         Administrative expenses for the year ended June 30, 2003 and 2002 were approximately $4,567,000 and $2,128,000, respectively, representing an increase of $2,439,000. Of this amount, approximately $1,600,000 of this increase was due to the expansion of the internal management team from one full time employee to eight full time employees; approximately $150,000 of this increase was due to lease expenses and office supplies /equipment for the newly opened New York and Edinburgh, Scotland offices, both of which we opened during the year; approximately $300,000 of the increase was due to an increase in investor and public relations expenses related to pre-marketing activities with clofarabine and marketing costs associated with Modrenal(R); approximately $200,000 of the increase was related to increases in related travel expense to successfully manage our drug development activities; and approximately $150,000 of the increase was due to increases in our consulting and legal expenses as the result of our recent growth.

         We reported interest and finance charges of $325,000 for the year ended June 30, 2003, representing a decrease of $1,848,000 from the year ended June 30, 2002. This decrease reflects the retirement of our credit facility in May 2002 and the fact that we carried no long term debt during the year ended June 30, 2003.

         Depreciation and amortization expense totaled approximately $1,345,000 for the year ended June 30, 2003, representing an increase of $766,000 from the year ended June 30, 2002. The increase is primarily due to the amortization of certain intangible assets we acquired in the Pathagon transaction which we consummated in February 2002.

Liquidity and Capital Resources

         We anticipate that we may continue to incur significant operating losses for the fiscal year ended June 30, 2005. There can be no assurance as to whether or when we will generate material revenues or achieve profitable operations.

         The Company received a nonrefundable upfront payment of $1.35 million when it entered into the co-development agreement with ILEX and received an additional $3.5 million in December 2003 when it converted ILEX's option to market clofarabine in the U.S. into a sublicense. The Company received an additional $2 million in April 2004 upon ILEX's filing the New Drug Application for clofarabine with FDA and the Company expects to receive an additional $2 million from ILEX in October 2004 in connection with ILEX having completed such NDA filing. The Company deferred the upfront payment and recognized revenues ratably, on a straight-line basis over the related service period, through December 2002. The Company has deferred the milestone payments received to date and recognizes revenues ratably, on a straight line basis over the related service period, through March 2021. For the years ended June 30, 2004 and 2003, respectively, the Company recognized revenues of approximately $161,000 and $370,000 in connection with the upfront and milestone payments received to date.

         Deferred costs included royalty payments that became due and payable to SRI upon the Company's execution of the co-development agreement with ILEX. The Company defers all royalty payments made to SRI and recognizes these costs ratably, on a straight-line basis, concurrent with revenue that is recognized in connection with the ILEX agreement. Research and Development costs include approximately $81,000 and $207,000 for the years ended June 30, 2004 and 2003, respectively, related to such charges.

         The Company received a nonrefundable upfront payment of $1.25 million when it entered into the License and Sublicense Agreement with Dechra Pharmaceuticals in May 2003. The Company deferred the upfront payment and recognizes revenues ratably, on a straight-line basis over the related service period, through May 2014. The Company recognized revenues of approximately $114,000 and $12,000 in connection with the upfront payment from Dechra for the years ended June 30, 2004 and 2003, respectively.

         Deferred costs include royalty payments that became due and payable to Stegram Pharmaceuticals Ltd. upon the Company's execution of the License and Sub-License Agreement with Stegram in May 2003. The Company defers all royalty payments made to Stegram and recognizes these costs ratably, on a straight-line basis concurrent with revenue that is recognized in connection with the Dechra agreement. Research and Development costs include approximately $23,000 and $2,000 for the years ended June 30, 2004 and 2003, respectively.

         On May 7, 2002 we authorized the issuance and sale of up to 5,920,000 shares of Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock may be converted into shares of common stock at an initial conversion price of $1.50 per share of common stock, subject to adjustment for stock splits, stock dividends, mergers, issuances of cheap stock and other similar transactions. Holders of Series A Convertible Preferred Stock also received, in respect of each share of Series A Convertible Preferred Stock purchased in a private placement which took place in May 2002, one warrant to purchase one share of our common stock at an initial exercise price of $2.00 subject to adjustment.

         Through May 16, 2002 we have sold an aggregate of 5,916,666 shares of Series A Convertible Preferred Stock in the May 2002 private placement for $3.00 per share and warrants to purchase an aggregate of 5,916,666 shares of common stock, resulting in aggregate gross proceeds of approximately $17,750,000. A portion of the proceeds were used to repay in full the Jano Holdings and SCO Capital obligations upon which such facilities were terminated as well as to repay fees amounting to $1,610,000 related to the transaction.

         On March 22, 2004, we consummated a private placement transaction, pursuant to which we raised $12.8 million and issued 2,044,514 shares of our common stock and warrants to purchase an additional 408,903 shares of our common stock at a conversion price of $7.50 per share. We recorded proceeds of
$11,792,801 net of all legal, professional and financing fees incurred in connection with the offering. We consummated a second closing for this financing on May 13, 2004 in order to comply with certain contractual obligations to our holders of Series A Convertible Preferred Stock which hold preemptive rights for equity offerings. We raised an additional $3.2 (net of all legal, professional and financial services incurred) million from the second closing and issued an additional 558,384 shares of our common stock and warrants to purchase 111,677 shares of our common stock at a conversion price of $7.50 per share.

         On June 30, 2004, we have cash and cash equivalents of approximately $19,166,000 and working capital of $18,828,000 which management believes will be sufficient to continue currently planned operations over the next 12 months. We can not ensure additional funds will not be raised during the next twelve months because of the significant scale up of our operating activities, including clofarabine development and the launch of Modrenal(R). However, if required or desirable, there can be no assurance that suitable debt or equity financing will be available for the Company. Further, although we do not currently plan to acquire or obtain licenses for new technologies, if any such opportunity arises and we deem it to be in our interests to pursue such an opportunity, it is possible that additional financing would be required for such a purpose.

         We anticipate that we may continue to incur significant operating losses for the fiscal year ended June 30, 2005. There can be no assurance as to whether or where we will generate material revenues or achieve profitable operations.

         The Company has the following commitments as of June 30, 2004:


                                                  Payments Due in

                                              Total              2005             2006          2007
Employee Contracts                             474,539            474,539              -            -
Occupancy Lease and Automobiles                278,673            205,569         62,919       10,185
Total                                          753,212            680,108         62,919       10,185


         The Company has a commitment under its operating lease with the New York office. The Company leases 3,229 square feet under a lease that expires on September 30, 2005. The Company leases approximately 1,000 square feet in Edinburgh, Scotland under lease agreement for its subsidiary, Bioenvision, Ltd. which expire on August 31, 2004.

Plan of Operation

         We are an emerging biopharmaceutical company with a primary business focus on the development and distribution of drugs to treat cancer. We intend to seek approval for clofarabine as a treatment for relapsed or refractory acute leukemia in children and, subsequently, as first-line therapy for adults with Acute Myeloid Leukemia (AML). Further Phase I Clinical Trials are ongoing testing clofarabine in solid tumors and chronic leukemia and we intend to aggressively pursue label extensions in these and other areas from and after the date we receive the first license to market clofarabine.

         Further, we intend to seek approval of Modrenal(R) in the largest European countries and commence marketing this drug outside of the U.K. where it is approved for treatment of advanced post-menopausal breast cancer and to complete Phase II trials in the U.S. for prostate cancer and Phase II and IV pre-menopausal and post-menopausal breast cancer trials in the U.K. We expect our third product, gossypol, to enter Phase I Clinical Trials in the U.K. in Q4 of calendar 2004.

         Our secondary business strategy is to continue to develop our portfolio of ancillary products and technologies. We anticipate that revenues derived from clofarabine and Modrenal(R) will permit us to further develop our portfolio of ancillary products and technologies.

         Once a product is launched into the market for a particular disease indication, we plan to work with numerous collaborators, both pharmaceutical and clinical, in the oncology community to extend the permitted uses of the product to other indications. In order to market our products effectively, we intend to develop marketing alliances with strategic partners and may co-promote and/or co-market in certain territories.

         We plan to continue to use a major portion of the proceeds of the March and May 2004 private placement to complete our currently conducted clinical trials for clofarabine and Modrenal(R) described above and to initiate new clinical trials for our lead drugs in Europe. Further, over the next 12 months, we intend to use such proceeds, in part, to continue our internal growth strategy to provide the necessary regulatory, sales and marketing capabilities which will be required to pursue the expanded development programs for clofarabine and Modrenal(R) described above.

         We plan to identify licensing partners for OLIGON(R) and to continue developing new aspects of the technology. We also plan to continue development of methylene blue and other products in our pipeline.

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

Subsequent Events

         In July 2004, the Company filed for approval of clofarabine in Europe for the treatment of relapsed or refractory acute leukemia in children. The EMEA accepted and validated the application and has commenced a marketing authorization review for clofarabine.

         In July 2004, the Company hired a new employee to serve in the capacity as Vice President, Corporate Compliance and Associate General Counsel of the Company.

         In July 2004, the Company commenced enrollment of patients in a Phase II clinical study of Modrenal(R) in androgen independent prostate cancer.

         In August 2004, shares of the Company's common stock commenced trading on the NASDAQ National Market.

         In August 2004, the Company commenced enrollment of patients in its Pivotal Phase II study to evaluate the use of clofarabine as first-line therapy for the treatment of adults with Acute Myeloid Leukemia.

Item 7.  Financial Statements

         The consolidated financial statements of Bioenvision, Inc. and its subsidiaries including the notes thereto and the report thereon, is presented beginning at page F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

Item 8a.   Controls and Procedures

         Evaluation of Disclosure Controls and Procedures

         Our principal executive officer and principal financial officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this annual report on Form 10-KSB. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the requisite time periods.

         In connection with its review of the Company's consolidated financial statements for and as of the three month period ended March 31, 2004, Grant Thornton LLP ("Grant Thornton"), the Company's independent accountants, advised the Audit Committee and management of certain significant internal control deficiencies that they considered to be, in the aggregate, a material weakness, including, inadequate staffing and supervision leading to the untimely identification and resolution of certain accounting matters; failure to perform timely reviews, substantiation and evaluation of certain general ledger account balances; lack of procedures or expertise needed to prepare all required disclosures; and evidence that employees lack the qualifications and training to fulfill their assigned functions. Grant Thornton indicated that they considered these deficiencies to be a material weakness as that term is defined under standards established by the American Institute of Certified Public Accountants. A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal control from reducing to an appropriately low level the risk that material misstatements in our financial statements will not be prevented or detected on a timely basis. The Company considered these matters in connection with the quarter end closing of accounts and preparation of related quarterly financial statements at and as of March 31, 2004 and determined that no prior period financial statements were materially affected by such matters.

         In response to the observations made by Grant Thornton, the Company will proceed more expeditiously with its existing plan to enhance the Company's internal controls and procedures, which it believes addresses each of the matters raised by Grant Thornton.

         Changes in Internal Controls

         We enhanced our internal control procedures in March 2004 by adding a full-time dedicated accountant with more than seven years work experience to the staff in our principal executive offices in New York, New York. Our accountant works directly for our outsourced accounting firm which assists us in the preparation and finalization of our accounts on an ongoing basis. Her responsibilities include preparation of the Company's financial statements on a quarterly and annual basis and preparation of budget-to-actual analyses on a quarterly basis. Our management intends to expand her responsibilities on our behalf to include preparation of monthly financial statements and monthly and annual budget-to-actual analyses. We believe the addition of this dedicated resource will further enhance the Company's internal control over financial reporting in the near term, which management will continue to monitor on a regular basis.

         In June 2004, we hired a new employee to serve as our Vice President, Corporate Compliance and Associate General Counsel. This new employee has five years of corporate law experience with a full-service internationally based law firm in the office located in New York, New York. She has represented several public companies and is knowledgeable with respect to contract law, the requirements under the Sarbanes-Oxley Act and other areas of public disclosure. We intend to continue to streamline the responsibilities of our Chief Financial Officer and General Counsel to permit him to focus more of his time and effort, as needed, on the accounting and financial reporting needs of the Company.

         Further, in July 2004, the Company adopted, and management implemented, a comprehensive set if internal accounting controls, which were approved by the audit committee.

                                    PART III

         The information required for Part III in this Annual Report on Form 10-KSB is incorporated by reference from the Company's definitive proxy statement for the Company's 2004 Annual Meeting of Stockholders.


Item 13.  Exhibits and Reports on Form 10-KSB


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

3.1(a)            Amendment to Certificate of Incorporation filed January 29,
                  1999. (3)

3.1(b) Certificate of Correction to the Certificate of Incorporation, filed March 15, 2002 (6)

3.1(c) Certificate of Amendment to the Certificate of Incorporation, filed April 30, 2002 (6)

3.1(d) Certificate of Designations, Preferences and Rights of series A Preferred Stock (6)

3.1(e) Certificate of Amendment to the Certificate of Incorporation, filed January 14, 2004 (15)

3.2               Amended and Restated By-Laws of the Registrant. (13)

4.1 Registration Rights Agreement, dated as of February 1, 2002, by and among Bioenvision, Inc., the former shareholders of Pathagon, Inc. party thereto, Christopher Wood, Bioaccelerate Limited, Jano Holdings Limited and Lifescience Ventures Limited. (8)

4.2 Stockholders Lock-Up Agreement, dated as of February 1, 2002, by and among Bioenvision, Inc., the former shareholders of Pathagon, Inc. party thereto, Christopher Wood, Bioaccelerate Limited, Jano Holdings Limited and Lifescience Ventures Limited. (8)

4.3 Form of Securities Purchase Agreement by and among Bioenvision, Inc. and certain purchasers, dated as of May 7, 2002. (6)

4.4 Form of Registration Rights Agreement by and among Bioenvision, Inc. and certain purchasers, dated as of May 7, 2002. (6)

4.5               Form of Warrant (6)

4.6 Registration Rights Agreement, dated April 2, 2003, by and between Bioenvision, Inc. and RRD International, LLC (14)

4.7 Warrant, dated April 2, 2003, made by Bioenvision, Inc. in favor of RRD International, LLC (14)

4.8 Common Stock and Warrant Purchase Agreement, dated as of March 22, 2004, by and among Bioenvision, Inc. and the Investors set forth on Schedule I thereto (16)

4.9 Registration Rights Agreement, dated March 22, 2004, by and between Bioenvision, Inc. and the Investors set forth on
                  Schedule I thereto (16)

4.10              Form of Warrant (16)

4.11              Bioenvision, Inc. 2003 Stock Incentive Plan (17)

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

10.10 Engagement Letter Agreement, dated as of November 16, 2001, by and between Bioenvision, Inc. and SCO Securities LLC. (7)

10.11 Security Agreement, dated as of November 16, 2001, by Bioenvision, Inc. in favor of SCO Capital Partners LLC. (7)

10.12 Commitment Letter, dated November 16, 2001, by and between SCO Capital Partners LLC and Bioenvision, Inc. (7)

10.13 Senior Secured Grid Note, dated November 16, 2001, by Bioenvision, Inc. in favor of SCO Capital Partners LLC. (7)

10.14 Exclusive License Agreement by and between Baxter Healthcare Corporation, acting through its Edwards Critical-Care division, and Implemed, dated as of May 6, 1997. (12)

10.15             License Agreement by and between Oklahoma Medical Research

                  Foundation and bridge Therapeutic Products, Inc., dated as of January 1, 1998. (12)

10.16 Amendment No. 1 to License Agreement by and among Oklahoma Medical Research Foundation, Bioenvision, Inc. and Pathagon, Inc., dated May 7, 2002. (12)

10.17 Inter-Institutional Agreement between Sloan-Kettering Institute for Cancer Research and Southern Research Institute, dated as of August 31, 1998. (12)

10.18 License Agreement between University College London and Bioenvision, Inc., dated March 1, 1999. (12)

10.19 Research Agreement between Stegram Pharmaceuticals Ltd., Queen Mary and Westfield College and Bioenvision, Inc., dated June 8, 1999 (12)

10.20 Research and License Agreement between Bioenvision, Inc., Velindre NHS Trust and University College Cardiff Consultants, dated as of January 9, 2001. (12)

10.21 Co-Development Agreement, between Bioenvision, Inc. and ILEX Oncology, Inc., dated March 9, 2001. (12)

10.22 Amended and Restated Agreement and Plan of Merger, dated as of February 1, 2002, among Bioenvision, Inc., Bioenvision Acquisition Corp. and Pathagon Inc. (5)

10.23 Master Services Agreement, dated as of April 2, 2003, by and between Bioenvision, Inc. and RRD International, LLC. (14)

10.24 Employment Agreement between Bioenvision Limited and Hugh Griffith, made effective as of October 23, 2002 (18)

10.25 Employment Agreement between Bioenvision Limited and Ian Abercrombie, made effective as of January 6, 2003 (18)

14.1              Bioenvision Inc.'s Code of Business Conduct and Ethics

16.1 Letter from Graf Repetti & Co., LLP to the Securities and Exchange Commission, dated September 30, 1999. (9)

16.2 Letter from Ernst & Young LLP to the Securities and Exchange Commission, dated July 6, 2001. (10)

16.3 Letter from Ernst & Young LLP to the Securities and Exchange Commission, dated August 16, 2001. (11)

21.1              Subsidiaries of the registrant (4)

23.1              Consent Of Independent Registered Public Accounting Firm

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

(15) Incorporated by reference and filed as an Exhibit to Registrant's Quarterly Report on Form 10-QSB for the three- month period ended December 31, 2004.

(16) Incorporated by reference and filed as an Exhibit to Registrant's Current Report on Form 8-K, filed with the SEC on March 24, 2004.

(17) Registrant's definitive proxy statement on Schedule 14-A, filed in connection with the annual meeting held on January 14, 2004.

(18) Incorporated by reference and filed as an Exhibit to Registrant's Quarterly Report on Form 10-QSB for the three-month period ended September 30, 2003.

(b) Reports on Form 8-K. No Current Reports on Form 8-K were filed by the registrant during the last quarter of the period covered by this report.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Report of Independent Registered Public Accounting Firm                                       F-1

Consolidated Balance Sheets as of June 30, 2004 and 2003                                      F-2

Consolidated Statements of Operations for years ended June 30, 2004 and 2003                  F-3

Consolidated  Statements of Stockholders' Equity (Deficit) for years ended June 30, 2004      F-4
and 2003

Consolidated Statements of Cash Flows for years ended June 30, 2003 and 2002                  F-5

Notes to Consolidated Financial Statements                                                    F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholders of Bioenvision, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Bioenvision, Inc. and Subsidiaries as of June 30, 2004 and 2003 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bioenvision, Inc. and Subsidiaries as of June 30, 2004 and 2003, and the consolidated results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ Grant Thornton LLP

GRANT THORNTON LLP
New York, New York
September 16, 2004

                       Bioenvision, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS

                                                                                      June 30,                    June 30,
                                                                                        2004                        2003
                                                                                   ------------                  -----------
                                  ASSETS
Current assets
    Cash and cash equivalents                                                      $ 18,875,675                  $ 7,929,686
    Restricted cash                                                                     290,000                      290,000
    Deferred costs - current                                                            241,824                       22,727
    Accounts receivable                                                               2,627,773                       25,000
    Other assets                                                                        253,311                      105,976
                                                                                   ------------                  -----------
        Total current assets                                                         22,288,583                    8,373,389

  Property and equipment, net                                                            47,857                       49,265
  Deferred costs - long term                                                          3,651,471                      224,937
  Intangible assets, net                                                             14,563,660                   15,779,399
  Goodwill                                                                            3,902,705                    3,902,705
  Security deposits                                                                      79,111                       79,111
  Other long term assets                                                                  -                          126,869
                                                                                   -------------                 -----------

        Total assets                                                               $ 44,533,387                  $28,535,675
                                                                                    ===========                  ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities
    Accounts payable                                                               $  1,495,866                  $   411,392
    Accrued expenses                                                                  1,322,584                      730,722
    Accrued dividends payable                                                            90,141                    1,009,146
    Deferred revenue - current                                                          551,828                      113,636
                                                                                   ------------                  -----------
        Total current liabilities                                                     3,460,419                    2,264,896

  Deferred revenue - long term                                                        7,909,598                    1,124,685
  Deferred tax liability - non-current                                                5,780,799                    6,317,702
                                                                                   ------------                  -----------
        Total liabilities                                                            17,150,816                    9,707,283
                                                                                   ------------                   ----------


  Stockholders' equity
    Preferred stock - $0.001 par value; 20,000,000 and 5,920,000 shares authorized and 3,341,666 and 5,916,666 shares issued and
    outstanding at June 30, 2004 and June 30, 2003, respectively
    (liquidation preference $10,024,998 and $17,749,998 at
    June 30, 2004 and June 30, 2003, respectively)                                        3,342                        5,917
    Common stock - $0.001 par value; 70,000,000 and 50,000,000 shares authorized and  28,316,163 and 17,122,739 shares issued
    and outstanding at June 30, 2004 and June 30, 2003, respectively                     28,316                       17,123
    Additional paid-in capital                                                       68,517,702                   47,304,449
    Deferred compensation                                                              (223,990)                           -
    Accumulated deficit                                                             (41,082,397)                 (28,651,443)
    Accumulated other comprehensive income                                              139,598                      152,346
                                                                                   ------------                  -----------
         Stockholders' equity                                                        27,382,571                   18,828,392
                                                                                   ------------                  -----------

         Total liabilities and stockholders' equity                                $ 44,533,387                  $28,535,675
                                                                                   ============                  ===========


The accompanying notes are an integral part of these financial statements.

                       Bioenvision, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                  Year ended
                                                                                                   June 30,
                                                                                   -----------------------------------------
                                                                                        2004                        2003
                                                                                   ------------                  -----------
     License and royalty revenue                                                   $  1,187,212                  $   504,857
     Research and development contract revenue                                        1,915,002                         -
                                                                                   ------------                  -----------

Total revenue                                                                         3,102,214                      504,857

Costs and expenses
    Research and development                                                          4,882,574                    1,689,278
    Selling, general and administrative                                               9,082,420                    4,567,413
         (includes stock based compensation expense of $3,491,252
         and $1,812,894 for the twelve months ended June 30, 2004 and 2003, respectively. )
    Depreciation and amortization                                                     1,348,064                    1,344,969
                                                                                     ----------                  -----------

Total costs and expenses                                                             15,313,058                    7,601,660
                                                                                    -----------                  -----------

Loss from operations                                                                (12,210,844)                  (7,096,803)

Interest income (expense)
    Interest and finance charges                                                              -                     (325,000)
    Interest income                                                                      99,763                      138,574
                                                                                     ----------                  -----------


Net loss before income tax benefit                                                  (12,111,081)                  (7,283,229)

Income tax benefit                                                                      536,903                      536,903
                                                                                    -----------                  -----------

Net loss                                                                            (11,574,178)                  (6,746,326)

Cumulative preferred stock dividend                                                    (856,776)                    (877,818)
                                                                                       --------                  -----------

Net loss available to common stockholders                                          $(12,430,954)                 $(7,624,144)
                                                                                   ============                  ===========

Basic and diluted net loss per share of common stock                               $      (0.61)                 $      (.45)
                                                                                   ============                  ===========

Weighted-average shares used in
    computing basic and diluted
    net loss per share                                                               20,257,482                   16,920,939
                                                                                   ============                  ===========


The accompanying notes are an integral part of these financial statements.

                       Bioenvision, Inc. and Subsidiaries
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                       Additional
                                        Preferred  Stock         Common Stock           Paid In       Deferred
                                       -----------------------------------------
                                        Shares        $     Shares            $         Capital     Compensation
                                       ---------------------------------------------------------------------------
         Balance at June 30, 2002      5,916,666   $5,917    16,887,786    $16,888    $45,491,554


Net loss for the year
Cumulative preferred stock
dividend
Shares issued to consultants for
services                                                        234,953        235      1,258,080
Warrants issued in connection
with services                                                                             182,350


Repricing of options                                                                      372,465
                                       ---------   ------    ----------     ------     ----------   -----------
         Balance at June 30, 2003      5,916,666    5,917    17,122,739     17,123     47,304,449



Net loss for the year
Cumulative preferred stock
dividend

Currency translation adjustment


Deferred compensation                                                                                  $(223,990)
Shares issued in connection with
private placement                                            2,602,898       2,603     16,265,495
Costs related to  private
placement                                                                             (1,301,035)
Preferred stock converted to
common stock                          (2,575,000)  (2,575)   5,150,000       5,150        (2,575)
Expense related to repricing of
options                                                                                 2,381,066
Cashless exercises of options to
shares                                                       2,122,682       2,122        (2,122)
Warrants issued in connection
with services                                                                             671,601
Shares issued to consultants for
services                                                        14,510          15        305,972

Shares issued to employee                                       20,000          20         28,380
Options issued in connection
with services                                                                              93,987
Options issued to employees                                                               262,601

Shares issued from warrant
conversions                                                   1,283,334       1,283      2,509,883
                                       ----------   ------    ----------     ------     ----------   ------------

         Balance at June 30, 2004     $3,341,666   $3,342    28,316,163    $28,316    $68,517,702     $(223,990)
                                      ==========   ======    ==========    =======    ===========   ============

The accompanying notes are an integral part of this financial statement.


                                                       Accumulated          Total
                                                         Other           Stockholders'
                                        Accumulated    Comprehensive       Equity

                                           Deficit       Income          (Deficit)
                                      -----------------------------      ------------
         Balance at June 30, 2002     $(21,027,299)      $152,346        $24,639,405


Net loss for the year                   (6,746,326)                       (6,746,326)
Cumulative preferred stock
dividend                                  (877,818)                         (877,818)
Shares issued to consultants for
services                                                                    1,258,080
Warrants issued in connection
with services                                                                 182,350


Repricing of options                                                          372,465
                                       ------------     ---------          ----------
         Balance at June 30, 2003      (28,651,443)       152,346          18,828,392



Net loss for the year                  (11,574,178)                      (11,574,178)
Cumulative preferred stock
dividend                                  (856,776)                         (856,776)

Currency translation adjustment                          (12,748)            (12,748)


Deferred compensation                                                       (223,990)
Shares issued in connection with
private placement                                                          16,268,098
Costs related to  private
placement                                                                 (1,301,035)
Preferred stock converted to
common stock
Expense related to repricing of
options                                                                     2,381,066
Cashless exercises of options to
shares
Warrants issued in connection
with services                                                                 671,601
Shares issued to consultants for
services                                                                      305,987

Shares issued to employee                                                      28,400
Options issued in connection
with services                                                                  93,987
Options issued to employees                                                   262,601

Shares issued from warrant
conversions                                                                 2,511,166
                                      -------------     ---------          ----------

         Balance at June 30, 2004     $(41,082,397)      $139,598         $27,382,571
                                      =============     =========         ===========

The accompanying notes are an integral part of this financial statement.

                       Bioenvision, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                  Year ended
                                                                                                   June 30,
                                                                                   -----------------------------------------
                                                                                        2004                        2003
                                                                                   ------------                  -----------
 Cash flows from operating activities
     Net loss                                                                      $(11,574,178)                 $(6,746,326)
                                                                                   ------------                   ----------
     Adjustments to reconcile net loss to net
        cash used in operating activities
          Depreciation and amortization                                               1,348,064                    1,344,969
          Deferred tax benefit                                                         (536,903)                    (536,903)
          Compensation costs-shares and warrants issued to non-employees              1,071,575                    1,440,429
          Compensation costs-re-pricing of options                                    2,381,066                      372,465
          Compensation costs-options issued to employees                                 38,611
          Changes in assets and liabilities
              Deferred costs                                                         (3,645,631)                     (63,573)
              Deferred revenue                                                        7,223,105                      870,139
              Accounts payable                                                        1,084,474                      (22,924)
              Other current assets                                                     (147,335)                    (105,976)
              Other long term assets                                                    126,870                     (126,869)
              Accounts receivable                                                    (2,602,773)                      25,000
              Security deposits                                                                                      (79,111)
              Other accrued expenses and liabilities                                    591,862                     (782,901)
                                                                                   ------------                  -----------
                     Net cash used in operating activities                           (4,641,193)                  (4,411,581)
                                                                                   ------------                  -----------

 Cash flows from investing activities
     Purchase of intangible assets                                                     (112,580)                    (191,848)
     Capital expenditures                                                               (18,337)                     (59,406)
     Restricted cash                                                                       -                        (290,000)
                                                                                   ------------                  -----------
                     Net cash used in investing activities                             (130,917)                    (541,254)
                                                                                   ------------                  -----------

 Cash flows from financing activities
     Proceeds from issuance of common stock                                          14,967,064
     Proceeds from exercise of options, warrants and other convertible
     securities                                                                       2,539,565

     Cash dividend paid                                                              (1,775,782)
                                                                                   ------------                  -----------

                     Net cash provided by financing activities                       15,730,847
                                                                                   ------------                  -----------
 Effect of exchange rate on cash                                                        (12,748)

                     Net increase (decrease) in cash and cash
                     equivalents                                                     10,945,989                   (4,952,835)


 Cash and cash equivalents, beginning of year                                         7,929,686                   12,882,521
                                                                                   ------------                  -----------

 Cash and cash equivalents, end of year                                            $ 18,875,675                   $7,929,686
                                                                                   ============                  ===========

The accompanying notes are an integral part of these financial statements.

                       BIOENVISION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003

Note 1 - Organization and significant accounting policies

Description of business

Bioenvision, Inc. ("Bioenvision" or the "Company") is an emerging biopharmaceutical company whose primary business focus is the acquisition, development and distribution of drugs to treat cancer. The Company has a broad range of products and technologies under development, but its two lead drugs are clofarabine and Modrenal(R). Modrenal(R) is approved for marketing in the U.K. for advanced breast cancer. The Company's plan is to bring Modrenal(R) into the U.S. to perform further clinical trials and to access the U.S. market. Most of the Company's other drugs are now in clinical trials in various stages of development.

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

                       BIOENVISION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003

Note 1 - Organization and significant accounting policies - continued

Revenue Recognition

In accordance with SEC Staff Accounting Bulletin No. 104, upfront nonrefundable fees associated with research and development collaboration agreements where the Company has continuing involvement in the agreement, are recorded as deferred revenue and recognized over the estimated research and development period using the straight-line method. If the estimated period is subsequently modified, the period over which the up-front fee is recognized is modified accordingly on a prospective basis using the straight-line method. Revenues from the achievement of research and development milestones, which represent the achievement of a significant step in the research and development process, are recognized when and if the milestones are achieved. Continuation of certain contracts and grants are dependent upon the Company and/or its co-development partners' achieving specific contractual milestones; however, none of the payments received to date are refundable regardless of the outcome of the project.

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

Stock based compensation

At June 30, 2004, the Company has stock based compensation plans which are described more fully in Note 6. As permitted by SFAS No. 123, "Accounting for Stock Based Compensation", the Company accounts for stock based compensation arrangements with employees in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees". Compensation expense for stock options issued to employees is based on the difference on the date of grant, between the fair value of the Company's stock and the exercise price of the option. For year ended June 30, 2004, the Company recognized stock based employee compensation cost of $2,381,066 as a result of the re-pricing of 380,000 options granted to an employee pursuant to the terms of his Employment Agreement (see Note 9). The Company also recognized a compensation expense of $38,611 for the year ended June 30, 2004 as a result of 505,000 options granted to certain employees on January 20, 2004.

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

                       BIOENVISION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003

Note 1 - Organization and significant accounting policies - continued


The following table illustrates the effect on net loss and loss per share as if the fair value based method had been applied to all outstanding and unvested awards in each period.


                                                                              Year Ended June 30,
                                                                             -------------------------
                                                                              2004          2003
                                                                             -------      -------
      Net loss available to common stockholders, as reported              $(12,430,954)    $(7,624,144)
      Add:  Stock based employee compensation expense
           included in reported net loss, net of tax effects                 2,419,677         372,465
      Deduct:  Total stock based employee compensation
           expense determined under fair value based method
           for all awards, net of related tax effects                         (449,936)     (1,214,723)
                                                                         --------------   -------------
      Pro forma net loss available to common stockholders                 $(10,461,213)    $(8,466,402)
                                                                         ==============   =============

      Loss per share

           Basic and diluted - as reported                                  $(0.61)          $(0.45)

           Basic and diluted - pro forma                                    $(0.52)          $(0.50)

      The fair value of options at the date of grant was established using the Black-Scholes model with the following assumptions:

                                                         2004             2003
                                                         ----             ----

        Expected average life (years)                    4.00             4.00

        Risk free interest rate                          3.00%            3.00%

        Expected volatility                                80%              80%

        Expected dividend yield                          0.00             0.00

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

Net loss per share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the periods. Diluted net loss per share is computed using the weighted average number of common shares and potentially dilutive common shares outstanding during the periods. Options and warrants to purchase 13,674,242 and 15,749,543 shares of common stock have not been included in the calculation of net loss per share for the years ended June 30, 2004 and 2003, respectively, as their effect would have been anti-dilutive.

                       BIOENVISION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003

Note 1 - Organization and significant accounting policies - continued

Foreign currency translation

         Through June 30, 2001, the functional currency of the Company was the Pound Sterling and its reporting currency was the United States dollar. Translation adjustments arising from differences in exchange rates from these transactions were reported as accumulated other comprehensive income in stockholders' equity (deficit). Effective July 1, 2001, the functional and reporting currency is the United States dollar. The functional currency of Bioenvision Limited, the Company's wholly-owned subsidiary with offices in Edinburgh, Scotland, is the Pound Sterling.

Cash and cash equivalents

The Company considers all highly liquid financial instruments with a maturity of three months or less when purchased to be cash equivalents. The Company invests all its funds with a single financial institution which provides for FDIC insurance of $100,000. The Company has invested $13 million in certificates of deposit which bear interest at a rate of 1.34% per annum, all of which will come due in December 2004. All funds invested in the Certificate of Deposit may be withdrawn at any time without penalty and therefore are classified as cash equivalents.

Accounts Receivable

Accounts receivable are concentrated in that of the approximately $2,628,000 of accounts receivable, $2,244,000 (85%) are due from ILEX and an additional $334,000 (13%) are due from Stegram Pharmaceuticals. To limit credit risk, the Company periodically evaluates the financial condition and payment history of each of these parties.

Advertising costs

Costs related to advertising and other promotional expenditures are expensed as incurred.

Deferred costs

Deferred costs represent royalty payments that became due and payable to SRI and to Stegram Pharmaceutical Ltd, which relate to milestone payments received in connection with the Ilex Co-Development Agreement and the Dechra Sub-License Agreement, respectively. These costs have been presented together with research and development costs on the statement of operations for the years ended June 30, 2004 and 2003.

Property and equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Property and equipment are depreciated on a straight-line basis over their estimated useful lives, which range from 3 to 7 years.

Fair Value of Financial Instruments

The Company has estimated the fair value of financial instruments using available market information and other valuation methodologies in accordance with Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments." Management of the Company believes that the fair value of financial instruments, consisting of cash, accounts receivable, accounts payable and accrued liabilities, approximates carrying value due to the immediate or short-term maturity associated with these instruments.

                       BIOENVISION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003

Note 1 - Organization and significant accounting policies - continued

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

                       BIOENVISION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003

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

                       BIOENVISION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003


NOTE 3 - Intangible Assets

Intangible assets consist of the following:      June 30, 2004   June 30, 2003

Patents and licensing rights                      $17,757,101     $17,644,521
Less:  accumulated amortization                    (3,193,441)     (1,865,122)
                                                  -----------     -----------
                                                  $14,563,660     $15,779,399
                                                  ===========     ===========

Amortization of patents and licensing rights amounted to $1,328,318 and $1,334,241 for the years ended June 30, 2004 and June 30, 2003, respectively. Other intangible assets are recorded at cost and amortized over periods generally ranging from 10-20 years. Amortization for each of the next five fiscal years will amount to approximately $1,355,000 annually.

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

To facilitate the development of clofarabine, we entered into a co-development agreement with ILEX Oncology, Inc. ("ILEX") in March 2001. Under the terms of the co-development agreement, ILEX is required to pay all development costs in the United States and Canada, and 50% of approved development costs worldwide outside the U.S. and Canada (excluding Japan and Southeast Asia). ILEX is responsible for conducting all clinical trials and the filing and prosecution of applications with applicable regulatory authorities in the United States and Canada. The Company retains the right to handle those matters in all territories outside the United States and Canada (excluding Japan and Southeast Asia). The Company retained the exclusive manufacturing and distribution rights in Europe and elsewhere worldwide, except for the United States, Canada, Japan and Southeast Asia. Under the co-development agreement, ILEX will have certain rights if it performs its development obligations in accordance with that agreement. The Company would be required to pay ILEX a royalty on sales outside the U.S., Canada, Japan and Southeast Asia. In turn, ILEX, which would have U.S. and Canadian distribution rights, would pay the Company a royalty on sales in the U.S. and Canada. In addition, the Company is entitled to certain milestone payments. Under the terms of the co-development agreement, ILEX also pays royalties to Southern Research Institute based on certain milestones. The Company also is obligated to milestones and royalties to Southern Research Institute in respect to clofarabine.

                       BIOENVISION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003

Note 4 - License and Co-Development Agreements - continued

The Company received a nonrefundable upfront payment of $1.35 million when it entered into the co-development agreement with ILEX and received an additional $3.5 million in December 2003 when it converted ILEX's option to market clofarabine in the U.S. into a sublicense. The Company received an additional $2 million in April 2004 upon ILEX's filing the New Drug Application for clofarabine with FDA and the Company expects to receive an additional $2 million from ILEX in October 2004 in connection with the achievement of the NDA filing. The Company deferred the upfront payment and recognized revenues ratably, on a straight-line basis over the related service period, through December 2002. The Company has deferred the milestone payments received to date and recognizes revenues ratably, on a straight line basis over the related service period, through March 2021. For the years ended June 30, 2004 and 2003, respectively, the Company recognized revenues of approximately $161,000 and $370,000 in connection with the upfront and milestone payments received to date.

Deferred costs include royalty payments that became due and payable to SRI upon the Company's execution of the co-development agreement with Ilex Oncology. The Company defers all royalty payments made to SRI and recognizes these costs ratably, on a straight-line basis concurrent with revenue that is recognized in connection with research and development costs including approximately $81,000 and $207,000 for the years ended June 30, 2004 and 2003, respectively, related to such charges.

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

The Company received a nonrefundable upfront payment of $1.25 million when it entered into the License and Sublicense Agreement with Dechra Pharmaceuticals in May 2003. The Company deferred the upfront payment and recognizes revenues ratably, on a straight-line basis over the related service period, through May 2014. The Company recognized revenues of approximately $114,000 and $12,000 in connection with the upfront payment from Dechra for the years ended June 30, 2004 and 2003, respectively.

Deferred costs include royalty payments that became due and payable to Stegram Pharmaceuticals Ltd. upon the Company's execution of the License and Sub-License Agreement with Stegram in May 2003. The Company defers all royalty payments made to Stegram and recognizes these costs ratably, on a straight-line basis concurrent with revenue that is recognized in connection with the Dechra agreement. Research and Development costs include approximately $23,000 and $2,000 for the years ended June 30, 2004 and 2003, respectively.

Anti-Estrogen Prostate. We received Institutional Review Board approval from the Dana Faber Cancer Institute for a Phase II study of trilostane for the treatment of androgen independent prostate cancer. The study is being conducted by The Dana Faber Cancer Institute and commenced in July 2004.

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

In June 2003, the Company entered into a development agreement with Ferro, pursuant to which Ferro agreed to perform certain development activities to scale up, develop, finalize, and supply CTM and GMP supplier qualifications of the API- clofarabine. Subject to certain circumstances, this agreement expires upon the completion of the development program. The development agreement is milestone based and payments are to be paid upon completion of each milestone. If Ferro has not completed the development agreement by December 2007, the development agreement will automatically terminate without further action by either party.

                       BIOENVISION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003

Note 4 - License and Co-Development Agreements - continued

In May 2003, we entered into a sub-license agreement with Dechra, pursuant to which Dechra has been granted a sub-license for all of Bioenvision's rights and entitlements to market and distribute Modrenal(R) in the United States and Canada solely in connection with animal health applications. Subject to certain circumstances, this agreement expires upon expiration of the last patent related to Modrenal(R) or the completion of the last royalty set forth in the agreement. Through June 30, 2003, we have recognized deferred revenue and deferred costs related to this agreement as described below in this Note 4. The Company received an upfront non-refundable payment of $1.25 million upon execution of this agreement and may receive up to an additional $3.75 million upon the achievement by Dechra of certain milestones set forth in the agreement.

In May 2003, we entered into a master services agreement with Penn-Pharmaceutical Services Limited ("Penn"), pursuant to which Penn has agreed to label, package and distribute clofarabine on behalf of and at our request. The services to be performed by Penn also include regulatory support and the manufacture, quality control, packaging and distribution of proprietary medicinal products including clinical trials supplies and samples Subject to certain circumstances, the term of this agreement is twelve months and renews for subsequent twelve month periods unless either party tenders notice of termination upon no less than three month prior written notice.

In April 2003, we entered into an exclusive license agreement with CLL-Pharma ("CLL"), pursuant to which CLL has agreed to perform certain development works and studies to create a new formulation of Modrenal(R). CLL intends to use its proprietary MIDDS.-patented technology to perform this service on behalf of the Company. This new formulation, once in hand, will allow the Company to apply for necessary authorization, as required by applicable European health authorities, to sell Modrenal(R) throughout Europe. Through June 30, 2003, the Company paid an advance of $175,000 related to development services to be provided by CLL over an eighteen month period, which advance was initially recorded as a prepaid development cost by the Company.

                       BIOENVISION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003
Note 5 - Income taxes

The components of the income tax benefit are as follows:

                                           June 30,
                                  ---------------------
                                    2004         2003
                                  -------      -------
Current:
   Federal                        $   --       $   --
                                  -------      -------
   State                              --           --
                                  -------      -------

Deferred:
   Federal                      (404,000)    (404,000)
   State                        (133,000)    (133,000)
                                 --------     --------
                                (537,000)    (537,000)
                                 --------     --------
Total benefit                  $(537,000)   $(537,000)
                               ==========   ==========

Significant components of the company's deferred tax assets and liability at June 30 are as follows:


                                                        June 30,
                                          ---------------------------
                                               2004          2003
                                             -------       -------
Deferred tax liability
       Acquired intangibles              $(5,781,000)    $(6,318,000)
       Deferred costs                     (1,577,000)       (100,000)
       Amortization                          (20,000)              -
                                           ---------     -----------
       Total deferred tax liability       (7,378,000)     (6,418,000)

Deferred tax assets
        Net operating loss                 9,431,000       5,512,000
        Options, warrants and shares
          issued to non-employees            352,000               -
        Options issued to employees           16,000               -
        Deferred revenue                     455,000         501,000
        Amortization                               -           1,000
        Depreciation                          10,000          11,000
        Other                                 40,000          65,000
                                          ----------     -----------
        Total deferred tax assets         10,304,000       6,090,000
        Valuation allowance for deferred
        tax assets                        (8,707,000)     (5,990,000)
                                          ----------     -----------
                 Net deferred tax asset   1,587,000          100,000
                                          ----------     -----------
Net deferred tax liability                (5,781,000)     (6,318,000)
                                          ==========     ===========

                       BIOENVISION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003

Note 5 - Income taxes - continued

At June 30, 2004, the Company had approximately $23,287,000 of net operating loss carryforwards for U.S. Federal and state income tax purposes that expire fiscal year ending 2019, with a tax value of $9,431,000. A full valuation allowance has been established for the deferred tax assets due to the uncertainty of the utilization of such deferred tax asset.

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

The income tax benefit as recognized differs from the benefit that would be recognized at the Federal statutory rate on the pre-dividend net loss primarily due to certain permanent items and the valuation allowance established against the net operating loss deferred tax assets.

NOTE 6 - Stockholders' transactions

            Common Stock and Securities Convertible into Common Stock

The Board of Directors adopted, and the stockholders approved the 2003 Stock Incentive Plan at the Annual Meeting held in January of 2004. The plan was adopted to recognize the contributions made by the Company's employees, officers, consultants, and directors, to provide those individuals with additional incentive to devote themselves to our future success and to improve the Company's ability to attract, retain and motivate individuals upon whom the Company's growth and financial success depends. Under the plan, stock options may be granted as approved by the Board of Directors or the Compensation Committee. There are 3,000,000 shares reserved for grants of options under the plan and at June 30, 2004, options to purchase 2,105,000 shares of common stock had been issued. Stock options vest pursuant to individual stock option agreements. No options granted under the plan are exercisable after the expiration of ten years (or less in the discretion of the Board of Directors or the Compensation Committee) from the date of the grant. The plan will continue in effect until terminated or amended by the Board of Directors or until expiration of the plan on November 17, 2013.

In June 2002, the Company granted options to an officer of the Company to purchase 380,000 shares of common stock at an exercise price of $1.95 per share, which equaled the stock price on the date of the grant. Of this amount, 50,000 options vested on June 28, 2002 and the remaining 330,000 options vest ratably over a three-year period on each anniversary date. On March 31, 2003 the Company entered into an Employment Agreement with such officer of the Company, pursuant to which, among other things, the exercise price for all 380,000 options were changed to $0.735 per share, which equaled the stock price on that date. In addition, the Company issued an additional 120,000 options at an exercise price of $0.735 per share which vested immediately. As a result of the re-pricing of 380,000 options, the Company will re-measure the intrinsic value of these options at the end of each reporting period and will adjust compensation expense based on changes in the stock price. Compensation expense recognized as a result of this re-pricing amounted to $2,381,066 and $372,465 for the year ended June 30, 2004 and 2003, respectively.

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

                       BIOENVISION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003

Note 6 - Stockholders' transactions - continued

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

In January 2003, we entered into an agreement with RRD International LLC ("RRD"), pursuant to which RRD serves as the global product development consultant to the Company in connection with the development of clofarabine, Modrenal(R) and OLIGON and assists with designing and managing our clinical development program for our products. On April 2, 2003, the Company and RRD further memorialized their agreement pursuant to a formal Master Services Agreement and Registration Rights Agreement and, in connection therewith, the Company issued a Warrant to RRD pursuant to which RRD has the right to acquire 175,000 shares of our common stock at an exercise price of $2.00 per share, which warrant includes registration rights under certain circumstances. Compensation expense of $672,000 and $182,000 was recorded as consulting fees for the years ended June 30, 2004 and June 2003, respectively.

During the three months ended December 31, 2003, the Company issued options to another employee to purchase 25,000 shares of common stock at an exercise price of $3.53 per share. Of this amount, 12,500 options vest on November 11, 2004 and the remaining 12,500 will vest on November 11, 2005.

During the year ended June 30, 2004, certain holders of 2,575,900 shares of the Company's preferred stock converted such shares into 5,150,000 shares of the Company's common stock. In addition, during the year ended June 30, 2004, certain warrant holders of the Company exercised their warrants to acquire 1,283,334 shares of the Company's common stock. The Company received proceeds of approximately $2,509,882 during the year ended June 30, 2004, respectively from the exercise of these warrants.

During the year ended June 30, 2004, certain non-employee holders of options exercised pursuant to the cashless exercise feature available to such option holders and the Company issued approximately 2,122,682 shares of its common stock in connection therewith.

On January 3, 2004, the Company issued 14,510 restricted shares of its common stock to a consultant to the Company for certain executive placement services rendered to the Company. The Company recorded compensation expense of approximately $60,637 for the year ended June 30, 2004 in connection with such issuance.

On January 14, 2004, a majority of the Company's stockholders authorized an amendment to the Company's certificate of incorporation, approved by the Company's Board of Directors, to increase the number of authorized shares of common stock from 50,000,000 to 70,000,000 and to increase the number of authorized shares of the Company's preferred stock from 10,000,000 to 20,000,000. The shareholder action became effective, and the amendment was filed and became effective, on January 14, 2004.

On January 20, 2004, the Company granted 25,000 options to Dr. Michael Kauffman, for serving as a member of the Board of Directors, at an exercise price of $4.55 per share which vest ratably on the first and second anniversaries of the grant date. The Company recognized $20,988 as consulting expenses for the year ended June 30, 2004.

The Company recorded a compensation expense of $38,611 for the year ended June 30, 2004 as a result of 505,000 options granted to certain employees on January 20, 2004.

On February 4, 2004, the Company issued 20,000 shares of its common stock to an employee of the Company in connection with the exercise of options issued prior to that date which had an exercise price of $1.42.

On March 11, 2004, the Company issued options to another employee to purchase 50,000 shares of common stock at an exercise price of $6.50 per share. Of this amount, 16,666.66 options vest on March 11, 2005 and the remaining 33,332.33 will vest on March 11, 2006.

On March 22, 2004, the Company consummated a private placement transaction, pursuant to which it raised $12.8 million and issued 2,044,514 shares of its common stock and warrants to purchase an additional 408,903 shares of its common stock at an exercise price of $7.50 per share. The Company recorded proceeds of $12,151,240 net of all legal, professional and financing fees incurred in connection.

                       BIOENVISION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003

Note 6 - Stockholders' transactions - continued

with the offering. The Company consummated a second closing for this financing on May 13, 2004 in order to comply with certain contractual obligations of the Company to its holders of Series A Convertible Preferred Stock which hold preemptive rights for equity offerings of the Company. The Company raised an additional $3.2 million (net of all legal, professional and financial services incurred) from the second closing and issued an additional 558,384 shares of its common stock and warrants to purchase 111,677 shares of its common stock at an exercise price of $7.50 per share.

On June 22, 2004, the Company issued options to a new employee to purchase 140,000 shares of common stock at an exercise price of $8.25 per share. Of this amount, 30,000 options vested on June 22, 2004 and the remaining 110,000 will vest ratably on June 22, 2005 and 2006 respectively.

On June 22, 2004 the Company entered into a consulting agreement pursuant to which consultant will provide certain investor relation services on behalf of the Company. In connection therewith, the Company issued a warrant to said consultant pursuant to which said consultant has the right to purchase 50,000 shares of Company's common stock at a price of $8.25 per share upon the completion of certain milestones, as set forth in such agreement. No compensation expense of was recorded for the fiscal year ended June 30, 2004 as no such milestones had been met yet at that time.

         A summary of the Company's stock option activity for options issued to employees and related information follows:

                                                                 Weighted Avg.
                                               No. of Shares     Exercise Price
                                              ----------------------------------

Balance - June 30, 2002                          2,200,000          1.25


              Granted during 2003                1,370,000          1.19

              Exercised during 2003                   -               -

              Forfeiture during 2003                  -               -
                                              ----------------------------------
Balance - June 30, 2003                          3,570,000      $   1.23

              Granted during 2004                  720,000      $   5.02
              Exercised during 2004                 20,000      $   1.42
              Forfeiture during 2004                    -             -
                                              ---------------------------------=
Balance - June 30, 2004                          4,270,000      $   1.87
                                              ==================================


                                       Stock Options Outstanding
              ------------------------------------------------------------------------------------
                                                                     Weighted
                                                                     Average
                                       Weighted                      Remaining      Number of
                                       Average         Number of     Contractual    Stock Options
              Exercise Price Range     Exercise price  Options       Life           Exercisable
              ------------------------------------------------------------------------------------

              $0.74                    $    0.74       500,000           8.12          390,000
              $1.25 - $2.75            $    1.29     3,050,000           6.58        2,491,000
              $2.76 - $6.00            $    4.03       530,000           9.55                0
              $6.01 - $8.25            $    8.12       190,000           9.90           30,000
                                                  --------------                   ------------

                                                     4,270,000                       2,911,000
                                                  ==============                 ==============

                       BIOENVISION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003

NOTE 6 - Stockholders' transactions - continued

                                 Preferred Stock

On May 7, 2002 the Company authorized the issuance and sale of up to 5,920,000 shares of Series A Convertible Preferred Stock, par value $0.001 per share ("Series A Preferred Stock"). Series A Preferred Stock may be converted into two shares of common stock at an initial conversion price of $1.50 per share of common stock, subject to adjustment for stock splits, stock dividends, mergers, issuances of cheap stock and other similar transactions. In May 2002, the Company consummated a Private Placement of Series A Preferred Stock and received gross proceeds of $17.7 million. Holders of Series A Preferred Stock also received, in respect of each share of Series A Preferred Stock purchased in the May 2002 Private Placement by the Company, one warrant to purchase one share of the Company's common stock at an initial exercise price of $2.00, subject to adjustment. The purchasers of Series A Preferred Stock also received certain registration rights. The preferred stock generally carries rights to vote with the holders of common stock as one class on a two-for-one basis. The preferred stock is convertible into the Company's common stock on a two-for-one basis subject to certain adjustments at the earlier to occur of (i) at the election of each holder from and after the issuance date, or (ii) the date at any time after the one year anniversary of the issuance date upon which both (x) the average of the market price for a share of common stock for thirty consecutive trading days exceeds $10.00 per share, subject to certain adjustments, and (y) the average of the trading volume for the Company's common stock during such period exceeds 150,000, subject to certain adjustments.

The Company is required to accrue for and pay a dividend of 5%, subject to certain adjustments, on its cumulative Series A Convertible Preferred Stock. The Company has paid the dividend in cash to holders of Series A Convertible Preferred Stock through July 30, 2004.

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

In May 2002, the Company completed a private placement pursuant to which we issued an aggregate of 5,916,666 shares of Series A Convertible Preferred Stock for $3.00 per share and warrants to purchase an aggregate of 5,916,666 shares of common stock and in March of 2004 the Company consummated a private placement pursuant to which we raised $12.8 million with a second closing in May 2004 in which it raised an additional $3.5 million (See "Note 6-Stockholder Transactions" above). SCO Financial Group served as financial advisor to the Company in connection with these financings and earned a placement fee of approximately $1.2 million in connection with May 2002 private placement and a placement fee of $1.1 million and warrants to purchase 260,291 shares of common stock for $6.25 per share for the March and May 2004 financings.

Mr. Jeffrey B. Davis, President of SCO Financial Group LLC, has served on the Company's board of directors since February of 2002. Mr. Davis resigned from the Board of Directors of the Company effective June 14, 2004.

                       BIOENVISION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003


NOTE 8 - Commitments and Contingencies

Leases

The Company leases 3,229 square feet of office space for its New York headquarters under a non-cancelable operating lease expiring on September 30, 2005 and approximately 1,000 square feet in Edinburgh, Scotland under a lease agreement for its subsidiary Bioenvision Ltd. which expires August 31, 2004. Rent expense for both facilities in the aggregate in 2004, was approximately $241,000. Further , the Company leases two vehicles under leases which expire November 29, 2005 and February 28, 2007. Lease expense in 2004 and 2003, in the aggregate, was approximately $37,000 and $30,000, respectively. At June 30, 2004, total minimum rentals under operating leases with initial or remaining non-cancelable lease terms of more than one year were approximately:

                           Year ended June 30,

                            2005     $206,000

                            2006       63,000

                            2007       10,000

                            2008       ______

                                    $ 279,000

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

On October 23, 2002, we entered into an employment agreement with Hugh S. Griffith, pursuant to which he agrees to serve as our Commercial Director (Europe). The initial term of Mr. Griffith's employment agreement is one-year, with automatic six month extensions thereafter unless either party provides written notice to the contrary. If Mr. Griffith's employment is terminated other than for cause or if he resigns for good reason or if a change of control occurs, he will receive a lump sum payment in an amount equal to 0.5 multiplied by the sum of his then current annual base salary plus a payment equal to six
(6) months of his then current base salary in complete satisfaction of the Company's obligation to provide no less than six (6) months prior written notice as set forth in the employment agreement.

On January 6, 2003, we entered into an employment agreement with Ian Abercrombie, pursuant to which he agrees to serve as our Sales Manager (Europe). The initial term of Mr. Abercrombie's employment agreement is one-year, with automatic six month extensions thereafter unless either party provides written notice to the contrary. If Mr. Abercrombie's employment is terminated other than for cause or if he resigns for good reason or if a change of control occurs, he will receive a payment equal to six (6) months of his then current base salary in complete satisfaction of the Company's obligation to provide no less than six
(6) months prior written notice as set forth in the employment agreement.

                       BIOENVISION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003


Note 8 - Commitments and Contingencies - continued

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

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned on September 24, 2004, thereunto duly authorized.


                    BIOENVISION, INC.


                    By  /s/ Christopher B. Wood, M.D.
                        -------------------------------------------------
                        Christopher B. Wood, M.D.
                        Chairman and Chief Executive Officer
                           (Principal Executive Officer)


                    By  /s/ David P. Luci
                        -------------------------------------------------
                         David P. Luci
                         Chief Financial Officer, General Counsel and Corporate Secretary
                             (Principal Financial and Accounting Officer)

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


               Signature                                  Title                               Date

/s/ Christopher B. Wood, M.D.             Chairman and Chief Executive Officer and     September 24, 2004
-----------------------------
Christopher B. Wood, M.D.                 Director
                                          (Principal Executive Officer)

/s/ David P. Luci                         Chief Financial Officer, General Counsel     September 24, 2004
-----------------
David P. Luci                             and Corporate  Secretary
                                          (Principal Financial and Accounting
                                          Officer)

/s/ Thomas S. Nelson                      Director                                     September 24, 2004
--------------------
Thomas S. Nelson, C.A.

/s/  Michael Kaufmann
Michael Kauffman                          Director                                     September 24, 2004


/s/ Andrew N. Schiff                      Director                                     September 24,  2004
--------------------
Andrew N. Schiff
                                          Director                                     September 24,  2004
/s/ Steven A. Elms
Steven A. Elms