Form 10QSB
period 2004-09-30
BIOENVISION INC
filed 2004-11-15
CIK 1028205

FORM 10-QSB

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004
                            Commission File # 0-24875

                                BIOENVISION, INC.
        (Exact name of small business issuer as specified in its charter)



       Delaware                                             13-4025857
       --------                                               --------
      State or other jurisdiction                             IRS
     of incorporation or organization                         Employer ID No.

                 345 Park Avenue, 41st Floor, New York, NY 10154
                 -----------------------------------------------
                    (Address of principal executive offices)

(Issuer's Telephone Number)      (212) 750-6700
                                 --------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___X___ No _____


As of November 12, 2004, there were 28,797,169 shares of the issuer's common stock, par value $.001 per share (the "Common Stock") outstanding.

Transitional Small Business Disclosure Format (Check One): YES [ ] No [X]

                                 C O N T E N T S




                                                                                                               Page
                                                                                                               ----
Condensed Consolidated Balance Sheets                                                                            1

Condensed Consolidated Statements of Operations                                                                  2

Condensed Consolidated Statements of Cash Flows                                                                  3

Notes to Condensed Consolidated Financial Statements                                                             4

Item 2.  Management's Discussion and Analysis of Financial Condition or Plan of Operation                       10

Item 4.  Controls and Procedures                                                                                15

Part II - Other Information                                                                                     16

                       Bioenvision, Inc. and Subsidiaries
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                  September 30,                June 30,
                                                                                      2004                       2004
                                                                                  -----------                 -----------
                                 ASSETS                                            (unaudited)
Current assets
    Cash and cash equivalents                                                     $17,662,989                 $18,875,675
    Restricted cash                                                                   290,000                     290,000
    Deferred costs                                                                    241,824                     241,824
    Accounts receivable                                                               860,284                   2,627,773
    Other assets                                                                      393,769                     253,311
                                                                                      -------                     -------

        Total current assets                                                       19,448,866                  22,288,583

    Property and equipment, net                                                        44,881                      47,857
    Intangible assets, net                                                         14,271,299                  14,563,660
    Goodwill                                                                        3,902,705                   3,902,705
    Security deposits                                                                  79,111                      79,111
    Deferred costs-long term                                                        3,591,015                   3,651,471
                                                                                    ---------                   ---------
        Total assets                                                              $41,337,877                 $44,533,387
                                                                                   ==========                  ==========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities
    Accounts payable                                                               $1,541,214                  $1,495,866
    Accrued expenses                                                                  869,572                   1,322,584
    Accrued dividends payable                                                          90,341                      90,141
    Deferred revenue                                                                  551,828                     551,828
                                                                                      -------                     -------

        Total current liabilities                                                   3,052,955                   3,460,419

Deferred revenue-long term                                                          7,771,640                   7,909,598
Deferred tax liability-non-current                                                  5,646,573                   5,780,799
                                                                                    ---------                   ---------

        Total liabilities                                                          16,471,168                  17,150,816
                                                                                   ----------                  ----------

 Stockholders' equity
    Preferred stock - $0.001 par value; 20,000,000 shares authorized;                   3,342                       3,342
      3,341,666 shares issued and outstanding at September 30, 2004 and
      June 30, 2004 (liquidation preference $10,024,998)
    Common stock - par value $0.001; 70,000,000 shares authorized;                     28,597                      28,316
      28,597,172 and 28,316,163 shares issued and outstanding at
      September 30, 2004 and June 30, 2004, respectively.
    Additional paid-in capital                                                     69,066,456                  68,517,702
    Deferred compensation                                                            (201,927)                   (223,990)
    Accumulated deficit                                                           (44,169,063)                (41,082,397)
    Accumulated other comprehensive income                                            139,304                     139,598
                                                                                      -------                     -------

         Stockholders' equity                                                      24,866,709                  27,382,571
                                                                                   ----------                  ----------

         Total liabilities and stockholders' equity                               $41,337,877                 $44,533,387
                                                                                  ===========                 ===========


The accompanying notes are an integral part of these financial statements.

                       Bioenvision, Inc. and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                 Three months ended
                                                                                    September 30,
                                                                                    -------------
                                                                             2004                     2003
                                                                             ----                     ----
                                                                         (unaudited)               (unaudited)

    Licensing and royalty revenue                                         $363,182                  $54,041
    Research and development contract revenue                              722,146                  775,000
                                                                           -------                  -------

             Total revenue                                               1,085,328                  829,041

Costs and expenses
    Research and development                                             2,138,897                  803,900
    Selling, general and administrative                                  1,756,713                2,438,088
    (includes stock based compensation expense of $391,098
    and $1,284,646 for the three months ended September 30,
    2004 and 2003, respectively)

    Depreciation and amortization                                          339,706                  339,621
                                                                           -------                  -------

         Total costs and expenses                                        4,235,316                3,581,609
                                                                         ---------                ---------

Loss from operations                                                    (3,149,988)              (2,752,568)

Interest income (expense)
      Interest income                                                       55,437                   19,037
                                                                            ------                   ------


Net loss before income tax benefit                                      (3,094,551)              (2,733,531)

Income tax benefit                                                         134,226                  134,226
                                                                        ----------                  -------

Net loss                                                                (2,960,325)              (2,599,305)

Cumulative preferred stock dividend                                       (126,341)                (223,710)
                                                                          ---------                ---------

Net loss available to common stockholders                              $(3,086,666)             $(2,823,015)
                                                                        ===========              ===========


Basic and diluted net loss per share of common stock                        $(0.11)                  $(0.16)
                                                                             ======                   ======


Weighted average shares used in computing                               28,516,450               17,188,295
    basic and diluted net loss per share                                ==========               ==========

The accompanying notes are an integral part of these financial statements.

                       Bioenvision, Inc. and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                         Three months ended
                                                                                            September 30,
                                                                                --------------------------------------
                                                                                     2004                     2003
                                                                                -------------              -----------
                                                                                  (unaudited)              (unaudited)
 Cash flows from operating activities
     Net loss                                                                    $(2,960,325)             $(2,599,305)
     Adjustments to reconcile net loss to net
        cash used in operating activities
          Depreciation and amortization                                              339,706                  339,621
          Deferred tax benefit                                                      (134,226)                (134,226)
          Shares and warrants issued to non-employees                                566,943                  569,763
          Compensation costs - re-pricing of options                                (197,908)                 714,883
          Compensation costs-options issued to employees                              22,063                     -
          Changes in assets and liabilities
              Deferred costs                                                          60,456                    5,808
              Deferred revenue                                                      (137,958)                 (29,041)
              Accounts payable                                                        45,349                 (260,500)
              Other current assets                                                  (140,459)                (197,580)
              Other long term assets                                                    -                      81,692
              Accounts receivable                                                  1,767,489                        -
              Other accrued expenses and liabilities                                (453,012)                 352,977
                                                                                    ---------                 -------

                     Net cash used in operating activities                        (1,221,882)              (1,155,908)
                                                                                  -----------              -----------

 Cash flows from investing activities
     Purchase of intangible assets                                                   (42,115)                 (22,332)
     Capital expenditures                                                             (2,254)                     -
                                                                                  -----------              -----------

                     Net cash used in investing activities                           (44,368)                 (22,332)
                                                                                  -----------              -----------

 Cash flows from financing activities
     Proceeds from issuance of common stock                                             -                     262,500
     Proceeds from exercise of options, warrants and other convertible
     securities                                                                      180,000                     -
     Cash dividends paid                                                            (126,141)                    -
                                                                                  -----------              -----------

                Net cash provided by financing activities                             53,859                  262,500
                                                                                  -----------              -----------

 Effect of exchange rate on cash                                                        (294)                    -

 Net decrease in cash and cash equivalents                                        (1,212,685)                (915,740)

 Cash and cash equivalents, beginning of period                                   18,875,675                7,929,686
                                                                                  -----------              -----------

 Cash and cash equivalents, end of period                                        $17,662,989               $7,013,946
                                                                                 ===========               ==========

 Supplemental cash flow information

 Income taxes                                                                        $32,975                  $20,891

The accompanying notes are an integral part of these financial statements.

                       BIOENVISION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2004

                                   (Unaudited)

NOTE A - Description of Business

Bioenvision, Inc. (the "Company") is an emerging biopharmaceutical company that develops and markets drugs to treat cancer. The Company's two lead drugs are clofarabine and Modrenal(R), although the Company has several other products and technologies under development. As of November 8, 2004, the Company employs eleven full-time and four part-time employees based in New York, New York and Edinburgh, Scotland.

The Company's primary business strategy relates to its two lead drugs, clofarabine and Modrenal(R). With clofarabine, the Company's strategy is to complete drug development in Europe and obtain marketing authorization from the European regulatory authorities to market and distribute clofarabine in Europe for the treatment of pediatric and adult acute leukemias (ALL and AML). The Company anticipates launching clofarabine in Europe in mid-2005, subject to its obtaining from the European regulatory authorities the first approval for clofarabine which is expected to be for pediatric ALL and AML. The Company will continue clinical trials in other indications with the intention of aggressively seeking label extensions after clofarabine's first approval, including its Pivotal Phase II trial of clofarabine in adults with Acute Myeloid Leukemia
(AML) which commenced in August 2004 and is ongoing. Following this strategy, throughout the world, approximately two-thirds of the cancer patients dosed with clofarabine to date fall outside of the pediatric acute leukemias.

Clofarabine is a small molecule and a purine nucleoside analogue, which the Company believes is effective in the treatment of leukemias, based upon its own clinical studies and studies conducted by others on the Company's behalf. Clofarabine may also be an effective agent to treat patients with solid tumor cancers, based on preclinical studies and Phase I clinical trials performed to date.

Modrenal(R) is a hormonal agent with a novel mode of action that makes it an effective agent in patients with advanced breast cancer who have acquired resistance to other hormonal agents. The Company launched Modrenal(R) in May 2003 in the United Kingdom, where it received regulatory approval for its use in the treatment of post-menopausal breast cancer. In the second quarter of calendar year 2005, the Company intends to apply for mutual recognition in another four large European territories in an effort to gain approval for Modrenal(R) in each such territory. The Company anticipates receiving approval in each such territory during calendar 2005, but such approval is subject to the appropriate regulatory decisions.

With Modrenal(R), the Company's strategy is to expand sales in the United Kingdom and apply for mutual recognition to obtain the right to market and distribute Modrenal(R) in the major European markets. The Company anticipates receiving mutual recognition from major European Community member states by Q3 of calendar 2005. The Company intends to further U.S. development of Modrenal(R) in prostate and breast cancer indications, subject to the ongoing results of its clinical trials it is currently conducting in the U.S. and Europe.

The Company's secondary business strategy is to continue to develop its portfolio of ancillary products and technologies. The Company anticipates that revenues derived from clofarabine and Modrenal(R) and milestone payments and royalties from the ancillary products will permit it to further develop its portfolio of ancillary products and technologies.

NOTE B - Interim Financial Statements

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary to present fairly the consolidated financial position of the Company as of September 30, 2004 and the consolidated results of operations and cash flows for the three months ended September 30, 2004 and 2003.

The condensed consolidated balance sheet at June 30, 2004 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Form 10-KSB filed by the Company for the year ended June 30, 2004.

The condensed consolidated results of operations for the three months ended September 30, 2004 and 2003 are not necessarily indicative of the results to be expected for any other interim period or for the full year.

NOTE C - Stock Based Compensation

At September 30, 2004, the Company has stock based compensation plans which are described more fully in the Company's annual report on Form 10-KSB for the year ended June 30, 2004. As permitted by SFAS No. 123, "Accounting for Stock Based Compensation," the Company accounts for stock based compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees." Compensation expense for stock options issued to employees is based on the difference on the date of grant, between the fair value of the Company's stock and the exercise price of the option. Under APB 25, no stock based employee compensation cost is reflected in reported net loss, when options granted to employees have an exercise price equal to the market value of the underlying common stock at the date of grant. For the three months ended September 30, 2004, the Company recognized stock based employee compensation income of $197,908, as a result of the March 31, 2003 re-pricing of 380,000 options granted to an employee pursuant to the terms of his employment contract. For the three months ended September 30, 2004, the Company recorded compensation expense of $22,063, as a result of options granted to certain employees.

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


                                                                   Three months ended
                                                                      September 30
                                                                      ------------
                                                                2004               2003
                                                                ----               ----

Net loss available to common stockholders,                $(3,086,666)      $(2,823,015)
as reported                                               ------------      ------------
Add:  Stock based employee compensation                      (175,845)          714,883
 recognized under fair value based method for all
 awards

Deduct:  Total stock based employee compensation             (243,317)         (986,100)
recognized under fair value based method                     ---------         ---------
for all awards; net of related tax effects

Pro forma net loss                                        $(3,505,828)      $(3,094,232)
Loss per share                                            ============      ============
     Basic and diluted - as reported                      $   (0.11)        $   (0.16)

     Basic and diluted - pro forma                        $   (0.12)        $   (0.22)


The fair value of options at the date of grant was established using the Black-Scholes model with the following assumptions:


                                                                   Three months ended
                                                                      September 30
                                                                      ------------
                                                                2004               2003
                                                                ----               ----

Expected life (years)                                            4                  4

Risk free interest rate                                        3.35%              3.00%

Expected volatility                                           80.00%              80.00%

Expected dividend yield                                        0.00                0.00

NOTE D - Net Loss Per Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the periods.

Diluted net loss per share is computed using the weighted average number of common shares and potentially dilutive common shares outstanding during the periods. Options and warrants to purchase 12,983,535 and 15,574,543 shares of common stock have not been included in the calculation of net loss per share for the three months ended September 30, 2004 and 2003, respectively, as their effect would have been anti-dilutive.

NOTE E - License and Co-Development Agreements

                                   Clofarabine

The Company has a license from Southern Research Institute ("SRI"), Birmingham, Alabama, to develop and market purine nucleoside analogs which, based on third-party studies conducted to date, may be effective in the treatment of leukemia, lymphoma and certain solid tumor cancers. The lead compound of these purine-based nucleosides is known as clofarabine. Under the terms of the agreement with SRI, the Company was granted the exclusive worldwide license, excluding Japan and Southeast Asia, to make, use and sell products derived from the technology for a term expiring on the date of expiration of the last patent covered by the license (subject to earlier termination under certain circumstances), and to utilize technical information related to the technology to obtain patent and other proprietary rights to products developed by the Company and by SRI from the technology. Initially, the Company is developing clofarabine for the treatment of leukemia and lymphoma and studying its potential role in treatment of solid tumors.

In August 2003, SRI granted the Company an irrevocable, exclusive option to make, use and sell products derived from the technology in Japan and Southeast Asia. The Company intends to convert the option to a license upon sourcing an appropriate co-marketing partner to develop these rights in such territory.

To facilitate the development of clofarabine, the Company entered into a co-development agreement with ILEX Oncology, Inc. ("ILEX") in March 2001 for the development of clofarabine in cancer indications. Under the terms of the co-development agreement, ILEX is required to pay all development costs in the United States and Canada, and 50% of approved development costs worldwide outside the U.S. and Canada (excluding Japan and Southeast Asia), in each case, for the development of clofarabine in cancer indications. ILEX is responsible for conducting all clinical trials and the filing and prosecution of applications with applicable regulatory authorities in the United States and Canada in cancer indications. The Company retains the right to handle those matters in all territories outside the United States and Canada (excluding Japan and Southeast Asia) and retains the right to handle these matters in the U.S. and Canada in all non-cancer indications. The Company retained the exclusive manufacturing and distribution rights in Europe and elsewhere worldwide, except for the United States, Canada, Japan and Southeast Asia. Under the co-development agreement, ILEX will have certain rights if it performs its development obligations in accordance with that agreement. The Company would be required to pay ILEX a royalty on sales outside the U.S., Canada, Japan and Southeast Asia. In turn, ILEX, which would have U.S. and Canadian distribution rights in cancer indications, would pay the Company a royalty on sales in the U.S. and Canada. In addition, the Company received $7.5 million in milestone payments from ILEX throughout the U.S. drug development program. Under the terms of the co-development agreement, ILEX also pays royalties to Southern Research Institute based on certain milestones. The Company also is obligated to pay certain milestones and royalties to Southern Research Institute with respect to clofarabine.

The Company received a nonrefundable upfront payment of $1.35 million when it entered into the co-development agreement with ILEX and received an additional $3.5 million in December 2003 when it converted ILEX's option to market clofarabine in the U.S. into a sublicense. The Company received an additional
(i) $2 million in April 2004 upon ILEX's filing the New Drug Application for clofarabine with FDA and (ii) $2 million from ILEX in September 2004 in connection with the achievement of the NDA filing. The Company deferred the upfront payment and recognized revenues ratably, on a straight-line basis over the related service period, through December 2002. The Company has deferred the milestone payments received to date and recognizes revenues ratably, on a straight line basis over the related service period, through March 2021. For the three months ended September 30, 2004 and 2003, the Company recognized revenues of approximately $110,000, and $0, respectively, in connection with the milestone payments received to date.

Deferred costs include royalty payments that became due and payable to SRI upon the Company's execution of the co-development agreement with ILEX. The Company defers all royalty payments made to SRI and recognizes these costs ratably, on a straight-line basis concurrent with revenue that is recognized in connection with research and development costs including approximately $55,000 and $0 for the three months ended September 30, 2004 and 2003, respectively, related to such charges.

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

The Company received a nonrefundable upfront payment of $1.25 million when it entered into the License and Sublicense Agreement with Dechra Pharmaceuticals in May 2003. The Company deferred the upfront payment and recognizes revenues ratably, on a straight-line basis over the related service period, through May 2014. The Company recognized revenues of approximately $28,000 and $29,000 in connection with the upfront payment from Dechra for the three months ended September 30, 2004 and 2003, respectively.

Deferred costs include royalty payments that became due and payable to Stegram Pharmaceuticals Ltd. upon the Company's execution of the License and Sub-License Agreement with Dechra in May 2003. The Company defers all royalty payments made to Stegram and recognizes these costs ratably, on a straight-line basis concurrent with revenue that is recognized in connection with the Dechra agreement. Research and Development costs include approximately $5,700 and $5,800 for the three months ended September 30, 2004 and 2003, respectively.

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

In June 2003, the Company entered into a development agreement with Ferro, pursuant to which Ferro agreed to perform certain development activities to scale up, develop, finalize, and supply CTM and GMP supplier qualifications of the API- clofarabine. Subject to certain circumstances, this agreement expires upon the completion of the development program. The development agreement is milestone-based and payments are to be paid upon completion of each milestone. If Ferro has not completed the development agreement by December 2007, the development agreement will automatically terminate without further action by either party.

In May 2003, we entered into a sub-license agreement with Dechra, pursuant to which Dechra has been granted a sub-license for all of Bioenvision's rights and entitlements to market and distribute Modrenal(R) in the United States and Canada solely in connection with animal health applications. Subject to certain circumstances, this agreement expires upon expiration of the last patent related to Modrenal(R) or the completion of the last royalty set forth in the agreement. Through September 30, 2004, we have recognized revenue and costs related to this agreement of approximately $155,000 and $31,000 respectively. The Company received an upfront non-refundable payment of $1.25 million upon execution of this agreement and may receive up to an additional $3.75 million upon the achievement by Dechra of certain milestones set forth in the agreement.

In May 2003, we entered into a master services agreement with Penn-Pharmaceutical Services Limited ("Penn"), pursuant to which Penn has agreed to label, package and distribute clofarabine on our behalf and at our request. The services to be performed by Penn also include regulatory support and the manufacture, quality control, packaging and distribution of proprietary medicinal products including clinical trials supplies and samples. Subject to certain circumstances, the term of this agreement is twelve months and renews for subsequent twelve month periods unless either party tenders notice of termination upon no less than three month prior written notice.

In April 2003, we entered into an exclusive license agreement with CLL-Pharma ("CLL"), pursuant to which CLL has agreed to perform certain development works and studies to create a new formulation of Modrenal(R). CLL intends to use its proprietary MIDDS.-patented technology to perform this service on behalf of the Company. This new formulation, once in hand, will allow the Company to apply for necessary authorization, as required by applicable European health authorities, to sell Modrenal(R) throughout Europe. Through September 30, 2004, the Company paid an advance of $175,000 related to development services provided by CLL over an eighteen month period, which advance was initially recorded as a prepaid development cost by the Company.

NOTE F - Equity Transactions

In June 2002, the Company granted options to an officer of the Company to purchase 380,000 shares of common stock at an exercise price of $1.95 per share, which equaled the stock price on the date of grant. Of this amount 50,000 options vested on June 28, 2002 and the remaining 330,000 options vest ratably over a three-year period on each anniversary date. On March 31, 2003, the Company entered into an Employment Agreement with such officer of the Company, pursuant to which, among other things, the exercise price for all of the 380,000 options were changed to $0.735 per share, which equaled the stock price on that date. In addition, the Company issued an additional 120,000 options at an exercise price of $.735 per share which vest immediately. As a result of the repricing of all of the 380,000 options, the Company will remeasure the intrinsic value of these options at the end of each reporting period and will record a charge for compensation expense to the extent the vested portion of the options are in the money. For the three months ended September 30, 2004 and 2003, the Company recognized stock based income (expense) of approximately $198,000 and $(715,000), respectively, due the re-pricing of said options.

The Company recorded compensation expense of $22,063 for the three months ended September 30, 2004 as a result of 505,000 options issued to certain employees on January 20, 2004.

On January 20, 2004, the Company granted 25,000 options to Dr. Michael Kauffman for serving as a member of the Board of Directors, at an exercise price of $4.55 per share which vest ratably on the first and second anniversaries of the grant date. The Company recognized $11,805 as a consulting expense for the three months ended September 30, 2004 relating to said options.

On June 22, 2004, the Company entered into a consulting agreement pursuant to which the consultant will provide certain investor relations services on behalf of the Company. In connection therewith, the Company issued a warrant to said consultant pursuant to which he has the right to purchase 50,000 shares of the Company's common stock at a price of $8.25 per share upon the completion of certain milestones, as set forth in such agreement. The Company recorded $218,430 as consulting expense for the three months ended September 30, 2004 relating to said warrants.

On August 4, 2004, the Company issued a warrant to a consultant pursuant to which said consultant has the right to purchase 40,000 shares of the Company's common stock at a price of $7.22 per share upon satisfaction of certain milestones included in the warrant. The Company recorded $155,396 as consulting expense for the three months ended September 30, 2004 relating to said warrants.

 On August 9, 2004, the Company issued two warrants to a consultant pursuant to which said consultant has the right to purchase 45,000 shares of the Company's common stock at a price of $6.10 per share. The Company recorded $181,313 as consulting expense for the three months ended September 30, 2004 relating to said warrants.

During the three months ended September 30, 2004, certain warrant holders of the Company exercised their warrants to acquire 214,277shares of the Company's common stock. The Company received proceeds of approximately $117,500 during the three months ended September 30, 2004 from the exercise of warrants.

During the three month period ended September 30, 2004, certain holders of options to purchase an aggregate of 66,732 shares of the Company's common stock were exercised. The Company received proceeds of $62,500 during the three months ended September 30, 2004 from the exercise of options.

NOTE G - Related Party Transactions

In May 2002, we completed a private placement pursuant to which we issued an aggregate of 5,916,666 shares of Series A convertible participating preferred stock for $3.00 per share and warrants to purchase an aggregate of 5,916,666 shares of common stock and in March of 2004 we consummated a private placement pursuant to which we raised $12.8 million with a second closing in May 2004 in which we raised an additional $3.5 million. An affiliate of SCO Capital Partners LLC, one of our stockholders, served as financial advisor to the Company in connection with these financings and earned a placement fee of approximately $1.2 million in connection with May 2002 private placement and a placement fee of $1.1 million and warrants to purchase 260,291 shares of common stock for $6.25 per share for the March and May 2004 financings.

NOTE H - New Accounting Pronouncements

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

Overview

We are an emerging biopharmaceutical company that develops and markets drugs to treat cancer. Our two lead drugs are clofarabine and Modrenal(R), although we have several other products and technologies under development. As of November 8, 2004, we employ eleven full-time and four part-time employees based in New York, New York and Edinburgh, Scotland.

Our primary business strategy relates to our two lead drugs, clofarabine and Modrenal(R). With clofarabine, our strategy is to complete drug development in Europe and obtain marketing authorization from the European regulatory authorities to market and distribute clofarabine in Europe for the treatment of pediatric and adult acute leukemias (ALL and AML). We anticipate launching clofarabine in Europe in mid-2005, subject to our obtaining from the European regulatory authorities the first approval for clofarabine which is expected to be for pediatric ALL and AML. We will continue clinical trials in other indications with the intention of aggressively seeking label extensions after clofarabine's first approval, including our Pivotal Phase II trial of clofarabine in adults with Acute Myeloid Leukemia (AML) which commenced in August 2004 and is ongoing. Following this strategy, throughout the world, approximately two-thirds of the cancer patients dosed with clofarabine to date fall outside of the pediatric acute leukemias.

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

Clofarabine is a small molecule and a purine nucleoside analogue, which we believe is effective in the treatment of leukemias, based upon our own clinical studies and studies conducted by others on our behalf. Clofarabine may also be an effective agent to treat patients with solid tumor cancers, based on preclinical studies and Phase I clinical trials performed to date.

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

In the U.S., ILEX Oncology, Inc., our sub-licensor of U.S. and Canadian cancer marketing rights, filed a New Drug Application ("NDA") in March 2004 for approval of clofarabine to treat children with acute leukemias (ALL or AML). The NDA was based upon results of two Pivotal Phase II clinical trials completed by ILEX prior to the NDA filing. In connection with the NDA, the United States Food and Drug Administration (the "FDA") has set a Prescription Drug User Fee Act ("PDUFA") response date at December 30, 2004. A PDUFA date is the is the date by which the FDA is expected to review and act upon an NDA submission. Clofarabine will be reviewed by the FDA Oncologic Drug Advisory Committee ("ODAC") on December 1, 2004.

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

Modrenal(R) is a hormonal agent with a novel mode of action that makes it an effective agent in patients with advanced breast cancer who have acquired resistance to other hormonal agents. We launched Modrenal(R) in May 2003 in the United Kingdom, where we have received regulatory approval for its use in the treatment of post-menopausal breast cancer. In the second quarter of calendar 2005, we intend to apply for mutual recognition in another four large European territories in an effort to gain approval for Modrenal(R) in each such territory. We anticipate receiving approval in each such territory during calendar 2005, but such approval is subject to the appropriate regulatory decisions.

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

Company Status

We have made significant progress in developing our product portfolio over the past twelve months, and have multiple products in clinical trials. We have incurred losses during this emerging stage. Our management believes that we have the opportunity to become a leading oncology-focused pharmaceutical company in the next four years if we successfully bring clofarabine to market and if mutual recognition is granted for Modrenal(R) in the largest European commercial markets.

We anticipate that revenues derived from our two lead drugs, clofarabine and Modrenal(R) will permit us to further develop the other products currently in our product pipeline. We anticipate the launch of clofarabine in Europe by mid-2005 and further anticipate reaching profitability within 12 months following the marketing launch for clofarabine in Europe.

We commenced marketing one of our lead products, Modrenal(R), in June 2003 and have commenced building out our internal infrastructure of sales and marketing professionals to sell Modrenal(R) and to conduct pre-marketing activities for clofarabine in Europe. Management believes it can create synergies through internal growth by developing a sales and marketing presence which will be in position to sell both lead drugs at lead European cancer centers across a broad range of cancer indications.

Further, we intend to continue developing our existing platform technologies with a primary business focus on drugs to treat cancer, and commercializing products derived from such technologies. As a result of the acquisition of Pathagon, Inc. in February 2002, we have several anti-infective technologies. These include the OLIGON(R) technology, an advanced biomaterial that has been approved for certain indications by the FDA in the U.S., and is being sold by a product co-development partner, and the use of thiazine dyes, such as methylene blue, which are used for in vitro and in vivo inactivation of pathogens (viruses, bacteria and fungus) in biological fluids. It is not the Company's strategy to sell devices or to expand into the anti-infective market per se, but the technology obtained in the Pathagon acquisition has specific application for support of the cancer patient and oncology treatment. We have had discussions with potential product co-development partners from time to time, and plan to continue to explore the possibilities for co-development and sub-licensing in order to implement our development plans. In addition, we believe that some of our products may have applications in treating non-cancer conditions in humans and in animals. Those conditions are outside our core business focus and we do not presently intend to devote a substantial portion of our resources to addressing those conditions. In May 2003, we entered into a License and Sub-License Agreement with Dechra Pharmaceuticals, plc ("Dechra"), pursuant to which we sub-licensed the marketing and development rights to vetoryl(R) trilostane, solely with respect to animal health applications, in the United States and Canada, to Dechra. We received $1.25 million in cash, together with future milestone and royalty payments which are contingent upon the occurrence of certain events. We intend to continue to try and capitalize on these types of opportunities as they arise.

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

Results of Operations

We have acquired development and marketing rights to a portfolio of six platform technologies from which a range of products have been derived and additional products may be developed in the future. Although we intend to commence marketing our lead product, Modrenal(R), and to continue developing our existing platform technologies and commercializing products derived from such technologies, a key element of our business strategy is to continue to develop new technologies and products that we believe offer unique market opportunities and/or complement our existing product lines. Once a product or technology has been launched into the market for a particular disease indication, we plan to work with numerous collaborators, both pharmaceutical and clinical, in the oncology community to extend the permitted uses of the product to other indications. In order to market our products effectively, we intend to develop marketing alliances with strategic partners and may co-promote and/or co-market in certain territories.

The Company recorded revenues for the three months ended September 30, 2004 and 2003 of approximately $1,085,000 and $830,000, respectively, representing an increase of $255,000. Of the revenues recorded for the three months ended September 30, 2004, approximately $830,000 was recognized from ILEX, pursuant to the Co-Development Agreement, and approximately $189,000 was recognized from Stegram Pharmaceuticals under the Stegram Co-Development Agreement.

Research and development costs for the three months ended September 30, 2004 and 2003 were approximately $2,139,000 and $804,000, respectively, representing an increase of $1,335,000.

Our research and development costs include costs associated with six projects, four of which, the Company devotes significant time and resource. Clofarabine research and development costs for the three months ended September 30, 2004 and 2003 were approximately $1,880,000 and $436,000, respectively, representing an increase of approximately $1,444,000. The increase primarily reflects costs which are associated with our increased development activities and clinical trials being conducted in Europe and costs associated with our filing a Common Technical Document with EMEA for approval of clofarabine for the treatment of pediatric acute leukemias, which filing occurred in July 2004.

Modrenal(R) research and development costs for the three months ended September 30, 2004 and 2003 were approximately $250,000 and $283,000, respectively, representing a decrease of $33,000. The decrease primarily reflects our increased focus on clofarabine during this period, including the filing for approval of clofarabine in Europe which occurred in July 2004.

Gossypol research and development costs for the three months ended September 30, 2004 and 2003 were approximately $8,000 and $64,000, respectively, representing a decrease of $56,000. The decrease primarily reflects our increased focus on clofarabine during this period, including the filing for approval of clofarabine in Europe which occurred in July 2004.

The clinical trials and development strategy for the clofarabine and Modrenal(R) projects, in each case, is anticipated to cost several million dollars and will continue for several years based on the number of clinical indications within which we plan to develop these drugs. Currently, management cannot estimate the timing or costs associated with these projects because many of the variables, such as interaction with regulatory authorities and response rates in various clinical trials, are not predictable. Total costs to date for four of our projects is as follows: (i) clofarabine research and development costs have been approximately $7,500,000; (ii) Modrenal(R) research and development costs have been approximately $4,600,000; (iii) Gossypol research and development costs have been approximately $308,000; and (iv) Gene Therapy research and development costs have been approximately $450,000. Our other two research and development projects involve our two ancillary technologies; OLIGON and Methylene Blue. We do not currently devote any significant time or resources to these research and development projects, but we intend to do so if and to the extent we successfully commercialize our lead drugs, clofarabine and Modrenal(R), over the next two years.

Selling, general and administrative expenses for the three months ended September 30, 2004 and 2003 were approximately $1,756,000 and $2,438,000, respectively, representing a decrease of $681,000. The decrease primarily relates to stock based compensation recorded during the period resulting from the repricing of the options issued to an officer of the Company.

Depreciation and amortization expense for the three months ended September 30, 2004 and 2003 were $340,000 and $340,000, respectively.

Liquidity and Capital Resources

We anticipate that we may continue to incur significant operating losses for the foreseeable future. There can be no assurance as to whether or when we will generate material revenues or achieve profitable operations.

The Company received a nonrefundable upfront payment of $1.35 million when it entered into the co-development agreement with ILEX and received an additional $3.5 million in December 2003 when it converted ILEX's option to market clofarabine in the U.S. into a sublicense. The Company received an additional
(i) $2 million in April 2004 upon ILEX's filing the New Drug Application for clofarabine with FDA and (ii) $2 million from ILEX in September 2004 in connection with ILEX having completed such NDA filing. The Company deferred the upfront payment and recognized revenues ratably, on a straight-line basis over the related royalty period, through December 2002. The Company has deferred the milestone payments received to date and recognizes revenues ratably, on a straight line basis over the related service period, through March 2021. For the three months ended September 30, 2004, the Company recognized revenues of approximately $111,000 in connection with the milestone payments received to date.

Deferred costs included royalty payments that became due and payable to SRI upon the Company's execution of the co-development agreement with ILEX. The Company defers all royalty payments made to SRI and recognizes these costs ratably, on a straight-line basis, concurrent with revenue that is recognized in connection with the ILEX agreement. Research and Development costs include approximately $55,000 for the three months ended September 30, 2004 related to such charges.

The Company received a nonrefundable upfront payment of $1.25 million when it entered into the License and Sublicense Agreement with Dechra Pharmaceuticals in May 2003. The Company deferred the upfront payment and recognizes revenues ratably, on a straight-line basis over the related royalty period, through May 2014. The Company recognized revenues of approximately $28,000 and $29,000 in connection with the upfront payment from Dechra for the three months ended September 30, 2004 and 2003, respectively.

Deferred costs include royalty payments that became due and payable to Stegram Pharmaceuticals Ltd. upon the Company's execution of the License and Sub-License Agreement with Dechra in May 2003. The Company defers all royalty payments made to Stegram and recognizes these costs ratably, on a straight-line basis concurrent with revenue that is recognized in connection with the Dechra agreement. Research and Development costs include approximately $5,700 and $5,800 for the three months ended September 30, 2004 and 2003, respectively.

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

On March 22, 2004, we consummated a private placement transaction, pursuant to which we raised $12.8 million and issued 2,044,514 shares of our common stock and warrants to purchase an additional 408,903 shares of our common stock at a conversion price of $7.50 per share. We recorded proceeds of $11,792,801 net of all legal, professional and financing fees incurred in connection with the offering. We consummated a second closing for this financing on May 13, 2004 in order to comply with certain contractual obligations to our holders of Series A Convertible Preferred Stock which hold preemptive rights for equity offerings. We raised an additional $3.2 million (net of all legal, professional and financial services incurred) from the second closing and issued an additional 558,384 shares of our common stock and warrants to purchase 111,677 shares of our common stock at a conversion price of $7.50 per share.

On September 30, 2004, we have cash and cash equivalents of approximately $17,663,000 and working capital of $16,396,000 which management believes will be sufficient to continue currently planned operations over the next 12 months. We can not ensure additional funds will not be raised during the next twelve months because of the significant scale up of our operating activities, including clofarabine development, the potential launch of clofarabine, and the launch of Modrenal(R). However, if required or desirable, there can be no assurance that suitable debt or equity financing will be available for the Company. Further, although we do not currently plan to acquire or obtain licenses for new technologies, if any such opportunity arises and we deem it to be in our interests to pursue such an opportunity, it is possible that additional financing would be required for such a purpose.

We anticipate that we may continue to incur significant operating losses for the foreseeable future. There can be no assurance as to whether or where we will generate material revenues or achieve profitable operations.

         The Company has the following commitments as of September 30, 2004:


                                            Payments Due in
---------------------------------------------------------------------------------------------------
                                     Total          2005          2006        2007     Thereafter
---------------------------------------------------------------------------------------------------
Employee Contracts                      824,539         662,039     162,500          -           -
---------------------------------------------------------------------------------------------------
Occupancy Lease and Automobiles       1,547,435         259,105     332,043    323,855     632,432
---------------------------------------------------------------------------------------------------
Total                                 2,371,974         921,144     494,543    323,855     632,432
---------------------------------------------------------------------------------------------------

The Company leased 3,229 square feet under a lease that expires on September 30, 2005. This lease was terminated on October 31, 2004.

Subsequent Events

On October 25, 2004, the Company filed a $90 million shelf registration statement with the Securities and Exchange Commission. The Company announced that, if consummated, the proceeds from the offering would be used for the marketing launch of clofarabine in Europe and expanding the Company's existing sales and marketing infrastructure to accommodate European sales of both clofarabine and Modrenal(R).

On October 20, 2004, the Company appointed Dr. Achim Mueller to serve as European Marketing Manager and appointed Mr. Robert Bradbury to serve as U.K. Sales Manager. Further, in November 2004, the Company commenced development of its sales infrastructure by appointing four U.K. sales representatives. The Company intends to hire additional sales representatives in the U.K. and in other European countries over the course of the next 12 months.

In October, 2004, the Company executed a Sublease Agreement pursuant to which we sublease 5,549 square feet of commercial space at 345 Park Avenue, 41st Floor, New York, NY 10154, which is the new location of the Company's principal executive offices. Subject to the terms and conditions of the Sublease Agreement, the lease expires on December 31, 2009.

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

None

Item 5. Other information

There is no other information to report that is material to the Company's financial condition not previously reported.

Item 6. Exhibits and Reports on Form 8-K

A) Exhibits

   31.1 Certification of Christopher B. Wood, Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   31.2 Certification of David P. Luci, Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   32.1 Certification of Christopher B. Wood , Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   32.2 Certification of David P. Luci, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

(B) Reports on Form 8-K:

None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  November 15, 2004      By:  /s/ Christopher B. Wood M.D.
                                   ----------------------------
                                   Christopher B. Wood M.D.
                                   Chairman and Chief Executive Officer
                                   (Principal Executive Officer)


Date:  November 15, 2004     By:  /s/ David P. Luci
                                   ----------------
                                  David P. Luci
                                  Chief Financial Officer and General Counsel
                                  (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX
Exhibit No.


31.1 Certification of Christopher B. Wood, Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.


31.2 Certification of David P. Luci, Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.


32.1 Certification of Christopher B. Wood , Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


32.2 Certification of David P. Luci, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.