Form 10QSB
period 2004-12-31
BIOENVISION INC
filed 2005-02-14
CIK 1028205

FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2004
                            Commission File # 0-24875

                                BIOENVISION, INC.
        (Exact name of small business issuer as specified in its charter)




      Delaware                                        13-4025857
      --------                                        ----------
      State or other jurisdiction                       IRS
     of incorporation or organization                   Employer ID No.

                 345 Park Avenue, 41st Floor, New York, NY 10154
                 -----------------------------------------------
                    (Address of principal executive offices)

(Issuer's Telephone Number)      (212) 750-6700
                                 ------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___X___ No _____ -


As of February 11, 2005, there were 40,432,173 shares of the issuer's common stock, par value $.001 per share (the "Common Stock") outstanding.

Transitional Small Business Disclosure Format (Check One): YES [ ] No [X]

                                 C O N T E N T S



                                                                                          Page
                                                                                          ----

Condensed Consolidated Balance Sheets (Unaudited)                                           1

Condensed Consolidated Statements of Operations (Unaudited)                                 2

Condensed Consolidated Statements of Stockholders Equity (Deficit) (Unaudited)              3

Condensed Consolidated Statements of Cash Flows (Unaudited)                                 4

Notes to Condensed Consolidated Financial Statements                                        5


Item 2.  Management's Discussion and Analysis of Financial Condition or Plan of Operation  12

Item 4.  Controls and Procedures                                                           16

Part II - Other Information                                                                18

                       Bioenvision, Inc. and Subsidiaries
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                  December 31,           June 30,
                                                                      2004                 2004
                                                                  -----------           -----------
                           ASSETS                                  (unaudited)           (audited)
Current assets
   Cash and cash equivalents                                      $17,476,072           $18,875,675
   Restricted cash                                                    290,000               290,000
   Deferred costs                                                     241,824               241,824
   Accounts receivable                                              1,285,983             2,627,773
   Inventory-finished goods                                            62,890                     -
   Other current assets                                               503,346               253,311
                                                                      -------               -------

       Total current assets                                        19,860,115            22,288,583

   Property and equipment, net                                         71,308                47,857
   Intangible assets, net                                          13,987,547            14,563,660
   Goodwill                                                         3,902,705             3,902,705
   Security deposits                                                  211,796                79,111
   Deferred costs-long term                                         3,530,559             3,651,471
                                                                    ---------             ---------

       Total assets                                              $41,564,030            $44,533,387
                                                                 ===========             ==========

            LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities
   Accounts payable                                                  $414,449            $1,495,866
   Accrued expenses                                                 2,028,924             1,322,584
   Accrued dividends payable                                           75,058                90,141
   Deferred revenue                                                   551,828               551,828
                                                                      -------               -------

       Total current liabilities                                    3,070,259             3,460,419

Deferred revenue-long term                                          7,633,682             7,909,598
Deferred tax liability-non-current                                  5,505,486             5,780,799
                                                                    ---------             ---------

       Total liabilities                                           16,209,427            17,150,816
                                                                   ----------            ----------

 Stockholders' equity
   Preferred stock - $0.001 par value; 20,000,000 shares                2,250                 3,342
     authorized; 2,250,000 and 3,341,666 shares issued and
     outstanding at December 31, 2004 and June 30, 2004
     (liquidation preference $6,750,000 and $10,024,998,
     respectively)
   Common stock - par value $0.001; 70,000,000 shares                  32,491                28,316
     authorized; 32,490,791 and 28,316,163 shares issued and
     outstanding at December 31, 2004 and June 30, 2004,
     respectively
   Additional paid-in capital                                      73,494,899            68,517,702
   Deferred compensation                                             (179,865)             (223,990)
   Accumulated deficit                                            (48,143,183)          (41,082,397)
   Accumulated other comprehensive income                             148,011               139,598
                                                                      -------               -------

        Stockholders' equity                                       25,354,603            27,382,571
                                                                   ----------            ----------

        Total liabilities and stockholders' equity                $41,564,030           $44,533,387
                                                                   ==========            ==========


The accompanying notes are an integral part of these financial statements.

                       Bioenvision, Inc. and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      Three months ended             Six months ended
                                                         December 31,                  December 31,
                                                  --------------------------    ---------------------------
                                                     2004            2003          2004            2003
                                                  -----------    -----------    -----------     -----------
                                                  (unaudited)    (unaudited)    (unaudited)     (unaudited)
   Licensing and royalty revenue                    $340,254        $82,495       $703,436        $136,536
   Products sales                                    215,131              -        215,131               -
   Research and development contract revenue         620,538                     1,342,684         775,000
                                                     -------   -------------   -----------        -------

             Total revenue                         1,175,923         82,495      2,261,251         911,536

Costs and expenses
   Cost of products sold                             130,356              -        130,356               -
   Research and development                        1,710,750        746,921      3,849,647       1,550,821
   Selling, general and administrative             3,054,239        919,342      4,810,952       3,357,430
   (includes stock based compensation
   expense(income) of $1,009,308 and
   $(186,054) for the three months ended
   December 31, 2004 and 2003, respectively,
   and $1,400,406 and $1,098,591 for the six
   months ended December 31, 2004 and 2003,
   respectively)
   Depreciation and amortization                     341,987        340,248        681,693         679,869
                                                     -------        -------        -------         -------

             Total costs and expenses              5,237,332      2,006,511      9,472,648       5,588,120
                                                   ---------      ---------      ---------       ---------

Loss from operations                              (4,061,409)    (1,924,016)    (7,211,397)     (4,676,584)

Interest income (expense)
   Interest income                                    56,578         15,852        112,014          34,889
                                                      ------         ------        -------          ------

Net loss before income tax benefit                (4,004,831)    (1,908,162)    (7,099,383)     (4,641,695)

Income tax benefit                                   141,087        134,351        275,313         268,577
                                                     -------        -------        -------         -------

Net loss                                          (3,863,744)    (1,773,811)    (6,824,070)     (4,373,118)

Cumulative preferred stock dividend                 (110,375)      (188,557)      (236,716)       (412,267)
                                                    ---------      ---------      ---------       ---------

Net loss available to common stockholders        $(3,974,119)   $(1,962,368)   $(7,060,786)    $(4,785,385)
                                                  ===========    ===========    ===========     ===========


Basic and diluted net loss per share of
   common stock                                       $(0.13)        $(0.11)        $(0.24)         $(0.27)
                                                      ======         ======         ======          ======


Weighted average shares used in computing         29,728,769     18,439,234     29,122,609      17,850,814
   basic and diluted net loss per share           ==========     ==========     ==========      ==========

      The accompanying notes are an integral part of these financial statements.

                       Bioenvision, Inc. and Subsidiaries
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                             Accumulated   Total

                                                                                                                Other      Stock-

                                                                         Additional  Deferred                  Compre-    holders'

                                   Preferred Stock      Common Stock       Paid In    Compen-   Accumulated    hensive     Equity

                                    Shares      $       Shares      $      Capital    sation      Deficit      Income    (Deficit)
                                    ------      -       ------      -      -------   --------     -------      ------    ---------

        Balance at June 30, 2003  5,916,966  $5,917  17,122,739 $17,123  $47,304,449   $      -   $(28,651,443)$152,346 $18,828,392
                                                                                       --------

Net loss for the period                                                                            (11,574,178)         (11,574,178)

Cumulative preferred stock
dividend for the period                                                                               (856,776)            (856,776)

Currency translation adjustment                                                                                 (12,748)    (12,748)

Deferred compensation                                                                  (223,990)                           (223,990)

Shares issued in connection
with private placement                                2,602,898   2,603   16,265,495                                     16,268,098

Costs related to March private
placement financing                                                       (1,301,035)                                    (1,301,035)

Preferred stock converted to
common stock                     (2,575,300) (2,575)  5,150,000   5,150       (2,575)                                             -

Expense related to repricing of
options                                                                    2,381,066                                      2,381,066

Cashless exercise of options to
shares                                                2,122,682   2,122       (2,122)                                             -

Warrants issued in connection
with services                                                        -       671,601                                        671,601

Shares issued to consultants for
services                                                 14,510      15      305,972                                        305,987

Shares issued to employees                               20,000      20       28,380                                         28,400

Options issued in connection
with services                                                                 93,987                                         93,987

Options issued to employees                                                  262,601                                        262,601

Shares issued from warrant
conversions                                           1,283,334   1,283    2,509,882                                      2,511,165


        Balance at June 30, 2004  3,341,666   3,342  28,316,163  28,316   68,517,702   (223,990)   (41,082,397) 139,598  27,382,571
                                  ---------- ------- ----------- ------- -----------   ---------  ------------  -------  ----------


Net loss for the period                                                                             (6,824,070)          (6,824,070)

Cumulative preferred stock
dividend for the period                                                                               (236,716)            (236,716)

Currency translation adjustment                                                                                   8,413       8,413

Deferred compensation                                                                    44,125                              44,125

Warrants issued in connection
with services                                                                617,054                                        617,054

Options issued to consultants                                                 23,610                                         23,610

Preferred stock converted to
common stock                     (1,091,666) (1,092)  2,183,332   2,183       (1,092)                                             -

Shares issued from warrant
conversions                                           1,577,969   1,578    3,253,671                                      3,255,249

Cash exercise of options to
shares                                                  308,946     309      368,441                                        368,750

Cashless exercise of options to
shares                                                   41,881      42          (42)                                             -

Shares issued in connection with
services                                                 62,500      63      496,188                                        496,250

Expenses related to repricing of
options                                                                      219,367                                        219,367
                                  ---------- ------- ----------- ------- ------------  ---------  ------------ -------- -----------

    Balance at December 31, 2004  2,250,000  $2,250  32,490,791 $32,491  $73,494,899  $(179,865)  $(48,143,183)$148,011 $25,354,603
                                  ========== ======= =========== ======= ============ ==========  ============ ======== ===========


      The accompanying notes are an integral part of these financial statements.

                       Bioenvision, Inc. and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                         Six months ended
                                                                           December 31,
                                                                 ---------------------------------
                                                                      2004                2003
                                                                 ------------         ------------
                                                                 (unaudited)          (unaudited)
 Cash flows from operating activities
    Net loss                                                     $(6,824,070)         $(4,373,118)
    Adjustments to reconcile net loss to net
       cash used in operating activities
         Depreciation and amortization                               681,693              679,869
         Deferred tax benefit                                       (275,313)            (268,577)
         Shares and warrants issued to non-employees               1,136,914              444,683
         Stock based compensation expense                            263,492              653,908
         Changes in assets and liabilities
           Deferred costs                                            120,912           (1,724,156)
           Deferred revenue                                         (275,916)           3,413,464
           Accounts payable                                       (1,081,417)            (260,500)
           Inventory-finished goods                                  (62,890)
           Other current assets                                     (250,035)            (136,627)
           Other assets                                             (132,685)              94,141
           Accounts receivable                                     1,341,790                    -
           Accrued expenses                                          706,339              282,148
                                                                     -------              -------

                  Net cash used in operating activities           (4,651,186)          (1,194,765)
                                                                  -----------          -----------

 Cash flows from investing activities
    Purchase of intangible assets                                    (93,992)             (27,882)
    Capital expenditures                                             (35,039)                  -
                                                                 ------------         ------------

                  Net cash used in investing activities             (129,031)             (27,882)
                                                                    ---------             --------

 Cash flows from financing activities
    Proceeds from issuance of common stock                                 -              262,500
    Proceeds from exercise of options, warrants and other
    convertible securities                                         3,624,000                   -
    Dividends paid                                                  (251,799)                  -
                                                                 ------------         ------------

         Net cash provided by financing activities                 3,372,201              262,500
                                                                   ---------              -------

 Effect of exchange rate on cash                                       8,413            -

 Net decrease in cash and cash equivalents                        (1,399,603)            (960,147)

 Cash and cash equivalents, beginning of period                   18,875,675            7,929,686
                                                                  ----------            ---------

 Cash and cash equivalents, end of period                        $17,476,072           $6,969,539
                                                                  ==========            =========

 Supplemental cash flow information

 Cash paid during the period for income taxes                        $32,975              $24,891


The accompanying notes are an integral part of these financial statements.

                       BIOENVISION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2004

                                   (Unaudited)

NOTE A - Description of Business and Significant Accounting Policies

Description of Business

Bioenvision, Inc. is a product-focused biopharmaceutical company with two approved cancer therapeutics. The FDA recently approved its lead cancer product, clofarabine, for the treatment of pediatric acute lymphoblastic leukemia, or ALL in patients who have received two or more prior regimens. Clofarabine has received Orphan Drug designation in the U.S. and the European Union. Genzyme Corporation, the Company's co-development partner, currently holds marketing rights in the U.S. and Canada for clofarabine for all cancer indications and controls U.S. development of clofarabine in these indications. Genzyme is selling clofarabine under the brand name Clolar in the U.S. In Europe, the Company has filed for approval of clofarabine in pediatric ALL and acute myelogenous leukemia, or AML, with the European Medicines Evaluation Agency, or EMEA.

The Company is currently selling its second product, Modrenal, in the United Kingdom. Modrenal is approved in the U.K. for the treatment of post-menopausal advanced breast cancer following relapse to initial hormone therapy, and the Company has initiated the filing process for mutual recognition in the E.U. on a country-by-country basis.

In addition to clofarabine and Modrenal, the Company is developing Velostan, initially for the treatment of bladder cancer and Virostat for the treatment of Hepatitis C.

Significant Accounting Policies

In addition to the accounting policies reported in Note 1 to the consolidated financial statements -- "Organization and significant accounting policies" in the Company's annual report on Form 10-KSB for the year ended June 30, 2004, we deem the following recent accounting policies important in understanding our operating results and financial condition.

Revenue Recognition

The Company currently sells its products to wholesale distributors and directly to hospitals, clinics, and retail pharmacies. Revenue from product sales is recognized when the product is shipped from our distributor to the customer, the sales price is fixed and determinable, and collectibility is reasonably assured.

We follow the guidance of EITF 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent" in the presentation of revenues and direct costs of revenues. This guidance requires us to assess whether we act as a principal in the transaction or as an agent acting on behalf of others. We record revenue transactions gross in our statements of operations if we are deemed the principal in the transaction, which includes being the primary obligor and having the risks and rewards of ownership.

Credit Risk

Our accounts receivable are primarily due from wholesale distributors and our co-development partners. Based on our evaluation of the collectibility of these accounts receivable, we believe the exposure to credit risk is minimal and, as such, we feel that no allowance for doubtful accounts is necessary at December 31, 2004.

Inventory

Inventories consist of finished goods and are stated at the lower of cost or market. The Company periodically reviews inventories and estimates reserves for excess based on inventory levels on hand.

Accounting for Stock-Based Compensation

At December 31, 2004, the Company has stock based compensation plans which are described more fully in the Company's annual report on Form 10-KSB for the year ended June 30, 2004. As permitted by SFAS No. 123,

"Accounting for Stock Based Compensation," and amended by SFAS 148, the Company accounts for stock based compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees." Compensation expense for stock options issued to employees is based on the difference on the date of grant, between the fair value of the Company's stock and the exercise price of the option. Under APB 25, no stock-based employee compensation cost is reflected in reported net loss, when options granted to employees have an exercise price equal to the market value of the underlying common stock at the date of grant.

The following table summarizes the pro forma effect of stock-based compensation as if the fair value method of accounting for stock options had been applied in measuring compensation cost. No tax benefits were attributed to the stock-based employee compensation expense during the three and six months ended December 31, 2004 and 2003 because we maintained a valuation allowance on substantially all of our net deferred tax assets.



                                                                 Three months ended             Six months ended
                                                                    December 31,                  December 31,
                                                                    ------------                  ------------
                                                                2004            2003         2004            2003
                                                                ----            ----         ----            ----
Net loss available to common stockholders,                  $(3,974,119)   $(1,962,368)   $(7,060,786)   $(4,785,385)
as reported
Add: Stock-based employee compensation expense
(income) included in reported net loss                          439,337        (60,975)       263,492        653,908

Deduct:  Total stock-based employee compensation
expense determined under fair value based method
for all awards                                                 (307,774)      (108,421)      (591,196)      (213,378)
                                                              ----------   ------------   ------------   ------------

Pro forma net loss                                          $(3,842,556)   $(2,131,764)   $(7,388,490)   $(4,344,855)
Loss per share
     Basic and diluted - as reported                        $  (0.13)      $   (0.11)     $ (0.24)       $   (0.27)

     Basic and diluted - pro forma                          $  (0.13)      $   (0.12)     $ (0.25)       $   (0.24)


The weighted-average assumptions used for the three and six months ended December 31, 2004, and 2003 were: risk-free interest rate of 3.14% and 2.63%, respectively; expected dividend yield of 0.0%, expected life of 3.5 years and expected volatility of 80% for both periods.

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

Net Loss Per Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the periods. Diluted net loss per share is computed using the weighted average number of common shares and potentially dilutive common shares outstanding during the periods. Options and warrants to purchase 4,196,555 and 7,207,809 shares of common stock have not been included in the calculation of net loss per share for the three months and six months ended December 31, 2004 and 2003, respectively, as their effect would have been anti-dilutive.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, "Share-Based Payment," requiring all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the consolidated financial statements based on their fair values. This standard is effective for periods beginning after June 15, 2005 and includes two transition methods. Upon adoption, we will be required to use either the modified prospective or the modified retrospective transition method. Under the modified prospective method, awards that are granted, modified, or settled after the date of adoption should be measured and accounted for in accordance with SFAS 123R. Unvested equity-classified awards that were granted prior to the effective date should continue to be accounted for in accordance with SFAS 123 except that amounts must be recognized in the income statement. Under the modified retrospective approach, the previously-reported amounts are restated (either to the beginning of the year of adoption or for all periods presented) to reflect the SFAS 123 amounts in the income statement. We are currently evaluating the impact of this standard and its transitional alternatives.

In December 2004, the FASB issued SFAS 153 "Exchange of Non-monetary assets". This statement was a result of a joint effort by the FASB and the IASB to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. One such difference was the exception from fair value measurement in APB Opinion No. 29, Accounting for Non-Monetary Transactions, for non-monetary exchanges of similar productive assets. SFAS 153 replaces this exception with a general exception from fair value measurement for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for non-monetary assets exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 will not have a material effect on the company's financial position or result of operations.

In November 2004, the FASB issued SFAS No. 151 (SFAS 151), "Inventory Costs". SFAS 151 amends ARB No. 43, Chapter 4. This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 is the result of a broader effort by the FASB and the IASB to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 will not have a material impact on the results of operations or financial position of the company.

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

NOTE B - Interim Financial Statements

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments consisting of normal accrued adjustments necessary to present fairly the consolidated financial position of the Company as of December 31, 2004, the consolidated results of operations for the three months and six months ended December 31, 2004 and 2003, the Condensed Consolidated Statements of Stockholders Equity (Deficit) for the six months ended December 31, 2004, and cash flows for the six months ended December 31, 2004 and 2003.

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

The condensed consolidated results of operations for the three months and six months ended December 31, 2004 and 2003 are not necessarily indicative of the results to be expected for any other interim period or for the full year.

NOTE C - License and Co-Development Agreements

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

To facilitate the development of clofarabine, in March 2001, the Company entered into a co-development agreement with ILEX Oncology, Inc. ("ILEX"), our sub-licensor until it was acquired by Genzyme Corporation ("Genzyme") on December 21, 2004, for the development of clofarabine in cancer indications. Under the terms of the co-development agreement, Genzyme is required to pay all development costs in the United States and Canada, and 50% of approved development costs worldwide outside the U.S. and Canada (excluding Japan and Southeast Asia), in each case, for the development of clofarabine in cancer indications. Genzyme is responsible for conducting all clinical trials and the filing and prosecution of applications with applicable regulatory authorities in the United States and Canada in cancer indications. The Company retains the right to handle those matters in all territories outside the United States and Canada (excluding Japan and Southeast Asia) and retains the right to handle these matters in the U.S. and Canada in all non-cancer indications. The Company retained the exclusive manufacturing and distribution rights in Europe and elsewhere worldwide, except for the United States, Canada, Japan and Southeast Asia. Under the co-development agreement, Genzyme will have certain rights if it performs its development obligations in accordance with that agreement. The Company would be required to pay Genzyme a royalty on sales outside the U.S., Canada, Japan and Southeast Asia. In turn, Genzyme, which would have U.S. and Canadian distribution rights in cancer indications, would pay the Company a royalty on sales in the U.S. and Canada. In addition, the Company received $7.5 million in milestone payments from ILEX throughout the U.S. drug development program. Under the terms of the co-development agreement, Genzyme also pays royalties to Southern Research Institute based on certain milestones. The Company also is obligated to pay certain milestones and royalties to Southern Research Institute with respect to clofarabine.

The Company received a nonrefundable upfront payment of $1.35 million when it entered into the co-development agreement with ILEX and received an additional $3.5 million in December 2003 when it converted ILEX's option to market clofarabine in the U.S. into a sublicense. The Company received an additional
(i) $2 million in April 2004 upon ILEX's filing the New Drug Application for clofarabine with FDA and (ii) $2 million from ILEX in September 2004 in connection with the achievement of the NDA filing. The Company deferred the upfront payment and recognized revenues ratably, on a straight-line basis over the related service period, through December 2002. The Company has deferred the milestone payments received to date and recognizes revenues ratably, on a straight line basis over the related service period, through March 2021. For the three months ended December 31, 2004 and 2003, the Company recognized revenues of approximately $110,000, and $28,000, respectively, in connection with the milestone payments received to date. For the six months ended December 31, 2004 and 2003, the Company recognized revenues of approximately $219,000, and $28,000, respectively, in connection with the milestone payments received to date.

Deferred costs include royalty payments that became due and payable to SRI upon the Company's execution of the co-development agreement with ILEX. The Company defers all royalty payments made to SRI and recognizes these costs ratably, on a straight-line basis concurrent with revenue that is recognized in connection with research and development costs including approximately (i) $55,000 and $14,000 for the three months ended December 31, 2004 and 2003, respectively, and
(ii) $110,000 and $14,000 for the six months ended December 31, 2004 and 2003, respectively related to such charges.

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

The Company received a nonrefundable upfront payment of $1.25 million when it entered into the License and Sublicense Agreement with Dechra Pharmaceuticals in May 2003. The Company deferred the upfront payment and recognizes revenues ratably, on a straight-line basis over the related service period, through May 2014. The Company recognized revenues of approximately $28,000 and $29,000 in connection with the upfront payment from Dechra for the three months ended December 31, 2004 and 2003, respectively. The Company recognized revenues of approximately $57,000 and $58,000 in connection with the upfront payment from Dechra for the six months ended December 31, 2004 and 2003, respectively.

Deferred costs include royalty payments that became due and payable to Stegram Pharmaceuticals Ltd. upon the Company's execution of the License and Sub-License Agreement with Dechra in May 2003. The Company defers all royalty payments made to Stegram and recognizes these costs ratably, on a straight-line basis concurrent with revenue that is recognized in connection with the Dechra agreement. Research and Development costs related to this agreement include approximately $6,000 and $6,000 for the three months ended December 31, 2004 and 2003, respectively. Research and Development costs related to this agreement include approximately $11,000 and $12,000 for the six months ended December 31, 2004 and 2003, respectively.

Operational Developments

The Company submitted a Marketing Authorization Application, or MAA, the European equivalent of a U.S. new drug application, or NDA, with the EMEA in July 2004 for European approval of clofarabine in relapsed or refractory pediatric acute leukemia. The company expects an opinion from the EMEA in mid-2005.

In June 2003, the Company entered into a supply agreement with Ferro-Pfanstiehl Laboratories ("Ferro"), pursuant to which Ferro has agreed to manufacture and supply certain of Bioenvision's requirements for clofarabine-API. Subject to certain circumstances, this agreement will expire on the fifth anniversary date of the first regulatory approval of clofarabine drug product.

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

In May 2003, we entered into a sub-license agreement with Dechra, pursuant to which Dechra has been granted a sub-license for all of Bioenvision's rights and entitlements to market and distribute Modrenal(R) in the United States and Canada solely in connection with animal health applications. Subject to certain circumstances, this agreement expires upon expiration of the last patent related to Modrenal(R) or the completion of the last royalty set forth in the agreement. Cumulatively, through December 31, 2004, we have recognized revenue and costs related to this agreement of approximately $183,000 and $37,000 respectively. The Company received an upfront non-refundable payment of $1.25 million upon execution of this agreement and may receive up to an additional $3.75 million upon the achievement by Dechra of certain milestones set forth in the agreement.

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

In April 2003, we entered into an exclusive license agreement with CLL-Pharma ("CLL"), pursuant to which CLL has agreed to perform certain development works and studies to create a new formulation of Modrenal(R). CLL intends to use its proprietary MIDDS.-patented technology to perform this service on behalf of the Company. This new formulation, once in hand, will allow the Company to apply for necessary authorization, as required by applicable European health authorities, to sell Modrenal(R) throughout Europe. Through December 31, 2004, the Company paid an advance of $175,000 related to development services provided by CLL over an eighteen month period, which advance was initially recorded as a prepaid development cost by the Company.

NOTE D - Equity Transactions

In June 2002, the Company granted options to an officer of the Company to purchase 380,000 shares of common stock at an exercise price of $1.95 per share, which equaled the stock price on the date of grant. Of this amount 50,000 options vested on June 28, 2002 and the remaining 330,000 options vest ratably over a three-year period on each anniversary date. On March 31, 2003, the Company entered into an Employment Agreement with such officer of the Company, pursuant to which, among other things, the exercise price for all of the 380,000 options were changed to $0.735 per share, which equaled the stock price on that date. In addition, the Company issued an additional 120,000 options at an exercise price of $.735 per share which vested immediately. As a result of the repricing of all of the 380,000 options, the Company will remeasure the intrinsic value of these options at the end of each reporting period and will record a charge for compensation expense to the extent the vested portion of the options are in the money. For the three months ended December 31, 2004 and 2003 the Company recognized stock based employee compensation expense (income) of $417,275 and $(60,975), respectively, as a result of the March 31, 2003 re-pricing. For the six months ended December 31, 2004 and 2003 the Company recognized stock based employee compensation expense of $219,367 and $653,908, respectively, as a result of the March 31, 2003 re-pricing.

For the three months ended December 31, 2004 and 2003, the Company recorded compensation expense of $22,062 and $0, respectively, as a result of options granted to certain employees. For the six months ended December 31, 2004 and 2003, the Company recorded compensation expense of $44,125 and $0, respectively, as a result of options granted to certain employees.

On January 20, 2004, the Company granted 25,000 options to a board member for serving as a member of the Board of Directors, at an exercise price of $4.55 per share which vest ratably on the first and second anniversaries of the grant date. The Company recognized $11,805 and $23,610 as a consulting expense for the three months and six months ended December 31, 2004 relating to said options.

On June 22, 2004, the Company entered into a consulting agreement pursuant to which the consultant will provide certain investor relations services on behalf of the Company. In connection therewith, the Company issued a warrant to said consultant pursuant to which he has the right to purchase 50,000 shares of the Company's common stock at a price of $8.25 per share upon the completion of certain milestones, as set forth in such agreement. The Company recorded $30,419 and $248,849 as consulting expense for the three months and six months ended December 31, 2004 relating to said warrants.

On August 4, 2004, the Company issued a warrant to a consultant pursuant to which said consultant has the right to purchase 40,000 shares of the Company's common stock at a price of $7.22 per share upon satisfaction of certain milestones included in the warrant. The Company recorded $13,706 and $169,101 as consulting expense for the three months and six months ended December 31, 2004 relating to said warrants.

On August 9, 2004, the Company issued two warrants to a consultant pursuant to which said consultant has the right to purchase 45,000 shares of the Company's common stock at a price of $6.10 per share. The Company recorded $17,792 and $199,105 as consulting expense for the three months and six months ended December 31, 2004 relating to said warrants.

For the three and six months ended December 31, 2004, the Company granted 123,000 options to certain employees at exercise prices ranging from $7.87 to $8.87 per share which vest ratably on the first, second and third anniversaries of the grant date. No expense was recognized for the three and six months ended December 31, 2004 in connection with said grants as each option was granted at fair market value.

On December 3, 2004, we issued 62,500 shares of common stock to a consultant for services rendered. In connection with such issuance we recognized $496,250 as compensation expense for the three and six months ended December 31, 2004.

During the three months ended December 31, 2004, certain warrant holders of the Company exercised their warrants to acquire 1,363,692 shares of the Company's common stock. The Company received proceeds of approximately $3,137,749 during the three months ended December 31, 2004 from the exercise of such warrants. During the six months ended December 31, 2004, certain warrant holders of the Company exercised their warrants to acquire 1,577,969 shares of the Company's common stock. The Company received proceeds of approximately $3,255,249 during the six months ended December 31, 2004 from the exercise of such warrants.


During the three month period ended December 31, 2004, certain holders of options to purchase an aggregate of 284,095 shares of the Company's common stock were exercised. The Company received proceeds of $306,750 during the three months ended December 31, 2004 from the exercise of such options. During the six month period ended December 31, 2004, certain holders of options to purchase an aggregate of 350,827 shares of the Company's common stock were exercised. The Company received proceeds of $368,750 during the six months ended December 31, 2004 from the exercise of such options.

NOTE E - Related Party Transactions

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

NOTE F - Litigation

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

Note G - Subsequent Events

On February 8, 2005, we completed a secondary public offering in which we sold we sold 7,500,000 common shares at $8.00 per share, with net proceeds to the Company of approximately $56.4 million, after deducting underwriting discounts and commissions and estimated offering expenses. We intend to use the net proceeds for further development of our lead products, for sales and marketing expenses related to the commercial launch of our lead products, for working capital and other general corporate purposes.

                       BIOENVISION, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

Except for historical information contained herein, this quarterly report on Form 10-QSB contains forward-looking statements within the meaning of the
Section 21E of the Securities and Exchange Act of 1934, as amended, which involve certain risks and uncertainties. Forward-looking statements are included with respect to, among other things, the Company's current business plan an "Management's Discussion and Analysis of Results of Operations." These forward-looking statements are identified by their use of such terms and phrases as "intends," "intend," "intended," "goal," "estimate," "estimates," "expects," "expect," "expected," "project," "projected," "projections," "plans," "anticipates," "anticipated," "should," "designed to," "foreseeable future," "believe," "believes" and "scheduled" and similar expressions. The Company's actual results or outcomes may differ materially from those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion and analysis of significant factors affecting the Company's operating results, liquidity and capital resources and should be read in conjunction with the accompanying financial statements and related notes.

Overview and Company Status

We are a product-focused biopharmaceutical company with two approved cancer therapeutics. The FDA recently approved our lead cancer product, clofarabine, for the treatment of pediatric acute lymphoblastic leukemia, or ALL in patients who have received two or more prior regimens. We believe clofarabine is the first new medicine initially approved in the United States for children with leukemia in more than a decade. Clofarabine has received Orphan Drug designation in the U.S. and the European Union. Genzyme Corporation, our co-development partner, currently holds marketing rights in the U.S. and Canada for clofarabine for all cancer indications and controls U.S. development of clofarabine in these indications. Genzyme is selling clofarabine under the brand name Clolar in the U.S. In Europe, we have filed for approval of clofarabine in pediatric ALL and acute myelogenous leukemia, or AML, with the European Medicines Evaluation Agency, or EMEA. If approved, we anticipate commencing sales in Europe during the second half of calendar 2005 through a dedicated European sales force.

We are selling our second product, Modrenal, in the United Kingdom, through our sales force of eight sales specialists. Modrenal is approved in the U.K. for the treatment of post-menopausal advanced breast cancer following relapse to initial hormone therapy, and we have initiated the filing process for mutual recognition in the E.U. on a country-by-country basis.

If we receive additional European approvals for our products, we intend to expand our sales force by adding up to six to 10 sales specialists in each of five other key regions within the E.U. which include the countries of France, Germany, Italy, Spain, Portugal, Netherlands, Austria, Belgium, Denmark and Sweden. In addition to clofarabine and Modrenal, we are developing Velostan, initially for the treatment of bladder cancer, and Virostat for the treatment of Hepatitis C.

Over the next 12 months, we intend to continue our internal growth strategy to provide the necessary regulatory, sales and marketing capabilities which will be required to pursue the expanded development programs for clofarabine and Modrenal described above.

We have made significant progress in developing our product portfolio over the past twelve months, and have multiple products in clinical trials. We have incurred losses during this emerging stage. Our management believes that we have the opportunity to become a leading oncology-focused pharmaceutical company in the next four years if we successfully bring clofarabine to market and if mutual recognition is granted for Modrenal in the largest European commercial markets.

We anticipate that revenues derived from our two lead drugs, clofarabine and Modrenal will permit us to further develop the other products currently in our product pipeline.

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

Results of Operations

The Company recorded revenues for the three months ended December 31, 2004 and 2003 of approximately $1,176,000 and $82,000, respectively, representing an increase of $1,094,000. For the six months ended December 31, 2004 and 2003, the Company recorded revenues of $2,261,000 and $912,000, representing an increase of $1,349,000. Of the revenues recorded for the three months ended December 31, 2004, approximately $621,000 was recognized from Genzyme, pursuant to the Co-Development Agreement, approximately $215,000 was recognized from sales of Modrenal and approximately $112,000 was recognized from Name Patient Sales of clofarabine. Of the revenues recorded for the six months ended December 31, 2004, approximately $1,343,000 was recognized from Genzyme, pursuant to the Co-Development Agreement, approximately $344,000 was recognized from sales of Modrenal and approximately $122,000 was recognized from Name Patient Sales of clofarabine.

The cost of products sold for the three and six months ended December 31, 2004 and 2003 were approximately $130,000 and $0, respectively. The cost of products sold reflects the direct costs associated with our sales of Modrenal.

Research and development costs for the three months ended December 31, 2004 and 2003 were approximately $1,711,000 and $747,000, respectively, representing an increase of $964,000. Research and development costs for the six months ended December 31, 2004 and 2003 were approximately $3,850,000 and $1,551,000, respectively, representing an increase of $2,299,000.

Our research and development costs include costs associated with six projects, five of which the Company currently devotes time and resource. Clofarabine research and development costs for the three months ended December 31, 2004 and 2003 were approximately $1,113,000 and $213,000, respectively, representing an increase of approximately $900,000. Clofarabine research and development costs for the six months ended December 31, 2004 and 2003 were approximately $2,993,000 and $649,000, respectively, representing an increase of approximately $2,344,000. The increase primarily reflects costs which are associated with our increased development activities and clinical trials of clofarabine being conducted in Europe.

Modrenal research and development costs for the three months ended December 31, 2004 and 2003 were approximately $569,000 and $474,000, respectively, representing an increase of $95,000. Modrenal(R) research and development costs for the six months ended December 31, 2004 and 2003 were approximately $820,000 and $758,000, respectively, representing an increase of $62,000. The increase primarily reflects costs associated with ongoing clinical trials.

Velostan research and development costs for the three months ended December 31, 2004 and 2003 were approximately $9,000 and $49,000, respectively, representing a decrease of $40,000. Velostan research and development costs for the six months ended December 31, 2004 and 2003 were approximately $17,000 and $113,000, respectively, representing a decrease of $96,000. The decrease primarily reflects the Company's primary focus on clofarabine and Modrenal during these periods.

Virostat research and development costs for the three months ended December 31, 2004 and 2003 were approximately $6,000 and $11,000, respectively, representing a decrease of $5,000. Virostat research and development costs for the six months ended December 31, 2004 and 2003 were approximately $6,000 and $31,000, respectively, representing a decrease of $25,000. The decrease primarily reflects the Company's primary focus on clofarabine and Modrenal during these periods.

OLIGON research and development costs for the three months ended December 31, 2004 and 2003 were approximately $13,000 and $0, respectively, representing an increase of $13,000. OLIGON research and development costs for the six months ended December 31, 2004 and 2003 were approximately $13,000 and $0, respectively, representing an increase of $13,000. The increase primarily reflects pre-development costs incurred in connection with continuing co-partnering discussions.

There were no research and development costs associated with Gene Therapy for the three and six months ended December 31, 2004 and 2003 due to the Company's focus on clofarabine and Modrenal during these periods.

The clinical trials and development strategy for the clofarabine and Modrenal projects, in each case, is anticipated to cost several million dollars and will continue for several years based on the number of clinical indications within which we plan to develop these drugs. Currently, management cannot estimate the timing or costs associated with these projects because many of the variables, such as interaction with regulatory authorities and response rates in various clinical trials, are not predictable. Total costs to date for each of our projects is as follows: (i) clofarabine research and development costs have been approximately $10,491,000; (ii) Modrenal(R) research and development costs have been approximately $5,467,000; (iii) Velostan research and development costs have been approximately $327,000; (iv) Virostat research and development costs have been approximately $64,000; (v) OLIGON research and development costs have been approximately $23,000; and (vi) Gene Therapy research and development costs have been approximately $451,000.

Selling, general and administrative expenses for the three months ended December 31, 2004 and 2003 were approximately $3,054,000 and $919,000, respectively, representing an increase of $2,135,000. Selling, general and administrative expenses for the six months ended December 31, 2004 and 2003 were approximately $4,811,000 and $3,357,000, respectively, representing an increase of $1,454,000. This increase primarily reflects an increase in costs associated with the expanded sales and marketing and administrative infrastructure and costs associated with the internal build out of the Company.

Depreciation and amortization expense for the three months ended December 31, 2004 and 2003 were $341,987 and $340,248, respectively, representing an increase of $1,739. Depreciation and amortization expense for the six months ended December 31, 2004 and 2003 were $681,693 and $679,869, respectively, representing an increase of $1,824. This increase primarily reflects the increase in our net asset base.

Liquidity and Capital Resources

We anticipate that we may continue to incur significant operating losses for the foreseeable future. There can be no assurance as to whether or when we will generate material revenues or achieve profitable operations.

The Company received a nonrefundable upfront payment of $1.35 million when it entered into the co-development agreement with ILEX and received an additional $3.5 million in December 2003 when it converted ILEX's option to market clofarabine in the U.S. into a sublicense. The Company received an additional
(i) $2 million in April 2004 upon ILEX's filing the New Drug Application for clofarabine with FDA and (ii) $2 million from ILEX in September 2004 in connection with ILEX having completed such NDA filing. The Company deferred the upfront payment and recognized revenues ratably, on a straight-line basis over the related service period, through December 2002. The Company has deferred the milestone payments received to date and recognizes revenues ratably, on a straight line basis over the related royalty period, through March 2021. For the three months ended December 31, 2004 and 2003, the Company recognized revenues of approximately $110,000 and $28,000, respectively, in connection with the milestone payments received to date. For the six months ended December 31, 2004 and 2003, the Company recognized revenues of approximately $219,000, and $28,000, respectively, in connection with the milestone payments received to date.

Deferred costs include royalty payments that became due and payable to SRI upon the Company's execution of the co-development agreement with ILEX. The Company defers all royalty payments made to SRI and recognizes these costs ratably, on a straight-line basis concurrent with revenue that is recognized in connection with research and development costs including approximately (i) $55,000 and $14,000 for the three months ended December 31, 2004 and 2003, respectively, and
(ii) $110,000 and $14,000 for the six months ended December 31, 2004 and 2003, respectively related to such charges.

The Company received a nonrefundable upfront payment of $1.25 million when it entered into the License and Sublicense Agreement with Dechra Pharmaceuticals in May 2003. The Company deferred the upfront payment and recognizes revenues ratably, on a straight-line basis over the related royalty period, through May 2014. The Company recognized revenues of approximately $28,000 and $29,000 in connection with the upfront payment from Dechra for the three months ended December 31, 2004 and 2003, respectively. The Company recognized revenues of approximately $57,000 and $58,000 in connection with the upfront payment from Dechra for the six months ended December 31, 2004 and 2003, respectively.

Deferred costs include royalty payments that became due and payable to Stegram Pharmaceuticals Ltd. upon the Company's execution of the License and Sub-License Agreement with Dechra in May 2003. The Company defers all royalty payments made to Stegram and recognizes these costs ratably, on a straight-line basis concurrent with revenue that is recognized in connection with the Dechra agreement. Research and Development costs related to this agreement include approximately $6,000 and $6,000 for the three months ended December 31, 2004 and 2003, respectively. Research and Development costs related to this agreement include approximately $11,000 and $12,000 for the six months ended December 31, 2004 and 2003, respectively.

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

On February 8, 2005, we completed a secondary public offering in which we sold we sold 7,500,000 common shares at $8.00 per share, with net proceeds to the Company of approximately $56.4 million, after deducting underwriting discounts and commissions and estimated offering expenses. We intend to use the net proceeds for further development of our lead products, for sales and marketing expenses related to the commercial launch of our lead products, for working capital and other general corporate purposes. Prior to the offering, on December 31, 2004, we had cash and cash equivalents of approximately $17,476,000 and working capital of $16,790,000. Management believes the Company has sufficient cash and cash equivalents and working capital to continue currently planned operations over the next 12 months. Although we do not currently plan to acquire or obtain licenses for new technologies, if any such opportunity arises and we deem it to be in our interests to pursue such an opportunity, it is possible that additional financing would be required for such a purpose.

The Company has the following commitments as of December 31, 2004:


                                        Payments Due in
----------------------------------------------------------------------------------------------
                                    Total          2005         2006       2007   Thereafter
----------------------------------------------------------------------------------------------
Employee Contracts                $  549,770     $ 387,270   $ 162,500   $      -   $       -
----------------------------------------------------------------------------------------------
Occupancy Lease and Automobiles    2,018,059       303,091     598,027     326,401    790,540
----------------------------------------------------------------------------------------------
Total                             $2,567,829     $ 690,361   $ 760,527   $ 326,401  $ 790,540
----------------------------------------------------------------------------------------------

In October, 2004, the Company executed a Sublease Agreement pursuant to which we sublease 5,549 square feet of commercial space at 345 Park Avenue, 41st Floor, New York, NY 10154, which is the new location of the Company's principal executive offices. Subject to the terms and conditions of the Sublease Agreement, the lease expires on December 31, 2009.

Subsequent Events

On February 8, 2005, we completed a secondary public offering in which we sold we sold 7,500,000 common shares at $8.00 per share, with net proceeds to the Company of approximately $56.4 million, after deducting underwriting discounts and commissions and estimated offering expenses. We intend to use the net proceeds for further development of our lead products, for sales and marketing expenses related to the commercial launch of our lead products, for working capital and other general corporate purposes.

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

        Changes in Internal Controls

In November 2004, the Company appointed a Controller who is involved with the administration of all accounting functions including Sarbanes-Oxley compliance, preparation of all monthly, quarterly and annual financial statements and further enhancements of the Company's internal controls. Our Controller most recently served as a Manager in the audit department of KPMG (New York office), an internationally recognized public accounting firm.

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

None

ITEM 3.  Defaults upon Senior Securities

None

ITEM 4.  Submission of Matters to a Vote of Security Holders

(a) The Company held its annual meeting of stockholders on December 17, 2004.

(b) and (c) At the annual meeting of stockholders on December 17, 2004, our stockholders considered and approved:

         1. A proposal to approve and adopt an amendment to our 2003 Stock Incentive Plan to increase the number of shares that may be granted under the plan from 3,000,000 to 4,500,000 ("Proposal 1"); and

         2. A proposal to elect five directors (identified in the table below) to serve until the next annual meeting of stockholders or until such directors' successors are elected and shall have been duly qualified ("Proposal 2").

The following table sets forth the number of votes in favor, the number of votes opposed, and the number of abstentions (or votes withheld in the case of the election of directors) with respect to each of the foregoing proposals.



                Proposal                   Votes in Favor    Votes Opposed      Abstentions(withheld)
               ----------                 --------------     -------------      --------------
                Proposal 1                  19,735,996          1,161,592             98,230


                Proposal 2

   Christopher B. Wood                      28,854,073                             2,142,165
   Thomas Scott Nelson                      28,869,234                             2,128,379
   Michael Kauffman                         30,515,894                               481,719


   Steven A. Elms                           30,475,659                               521,954
   Andrew N. Schiff                         30,474,459                               523,154


ITEM 5.  Other information

None.

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

B) Reports on Form 8-K:

During the fiscal quarter ended December 31, 2004, the Company filed the following Current Report on Form 8-K:

         Current Report on Form 8-K, dated November 17, 2004, as filed with the Commission on November 18, 2004, reporting under Item 1.01 Entry into a Material Definitive Agreement in connection with the adoption of the Company's Preferred Share Purchase Rights Plan.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


  Date:  February 14, 2005    By: /s/ Christopher B. Wood M.D.
                                  ----------------------------
                                  Christopher B. Wood M.D.
                                  Chairman and Chief Executive Officer
                                  (Principal Executive Officer)



  Date:  February 14, 2005   By:  /s/ David P. Luci
                                  -----------------
                                  David P. Luci
                                  Chief Financial Officer and General Counsel
                                  (Principal Financial and Accounting Officer)

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