Form 10KSB/A
period 2004-06-30
BIOENVISION INC
filed 2005-06-29
CIK 1028205

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-KSB/A
                                (Amendment No.1)

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

                         Commission File Number: 0-18299

                                BIOENVISION, INC.
                                -----------------
                 (Name of Small Business Issuer in Its Charter)

                       Delaware                                 13-4025857
              ----------------------------                     ------------
            (State or Other Jurisdiction of                   (IRS Employer
            Incorporation or Organization)                   Identification No.)

                     345 Park Avenue, 41st Floor
                     New York, New York                           10154
                     -------------------------                    ------
             (Address of Principal Executive Offices)           (Zip Code)


       Registrant's telephone number, including area code: (212) 750-6700

Securities Registered Pursuant to Section 12(b) of the Act:  None

Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.       Yes     No X
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

The aggregate market value of the voting stock held by non-affiliates computed by reference to the last price at which the stock was sold, as of June 1, 2005, was $243,457,109. The number of shares of common stock outstanding as of June 1, 2005 was 40,558,948.

Part III incorporates information by reference from the issuer's definitive proxy statement to be filed with the Commission within 120 days after the close of the registrant's fiscal year.

Transitional Small Business Disclosure Format (check one): Yes___   No X
                                                                      ---

                                EXPLANATORY NOTE


Bioenvision, Inc. is filing this amendment on Form 10-KSB/A to amend Part II
Item 7, as more fully described in Note 9 to the Financial Statements contained herein, and the Exhibit Index of our Annual Report on Form 10-KSB for the year ended June 30, 2004, which was originally filed on September 24, 2004 (the "Form 10-KSB"). Unaffected items have not been repeated in this Amendment. This report still speaks as of the filing date of the Form 10-KSB and, except as expressly stated herein, no attempt has been made to update this report to reflect events occurring subsequent to the date of the initial filing date of the Form 10-KSB. All information contained in this Amendment is subject to updating and supplementing, as provided in our periodic reports filed with the Securities and Exchange Commission subsequent to the date of the filing of the Form 10-KSB.

                                     PART II


Item 7.  Financial Statements

The consolidated financial statements of Bioenvision, Inc. and its subsidiaries including the notes thereto and the report thereon, is presented beginning at page F-1.

Item 8a. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this annual report on Form 10-KSB. Based on this evaluation, except as set forth below, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the requisite time periods.

In connection with its review of the Company's consolidated financial statements for and as of the three month period ended March 31, 2004, Grant Thornton LLP ("Grant Thornton"), the Company's independent registered public accounting firm at that time, advised the Audit Committee and management of certain significant internal control deficiencies that they considered to be, in the aggregate, a material weakness, including, inadequate staffing and supervision leading to the untimely identification and resolution of certain accounting matters; failure to perform timely reviews, substantiation and evaluation of certain general ledger account balances; lack of procedures or expertise needed to prepare all required disclosures; and evidence that employees lack the qualifications and training to fulfill their assigned functions. Grant Thornton indicated that they considered these deficiencies to be a material weakness as that term is defined under standards established by the American Institute of Certified Public Accountants. A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal control from reducing to an appropriately low level the risk that material misstatements in our financial statements will not be prevented or detected on a timely basis. The Company considered these matters in connection with the quarter end closing of accounts and preparation of related quarterly financial statements at and as of March 31, 2004 and determined that no prior period financial statements were materially affected by such matters.

In response to the observations made by Grant Thornton, the Company proceeded more expeditiously with its existing plan to enhance the Company's internal controls and procedures, which it believes addressed each of the matters raised by Grant Thornton.

Changes in Internal Controls

In May 2005, the Company appointed a Director of Financial Reporting who is involved with assisting the Controller with the administration of all accounting functions including Sarbanes-Oxley compliance, preparation of all monthly, quarterly and annual financial statements and further enhancements of the Company's internal controls. Our Director of Financial Reporting most recently served as a Supervising Senior Associate in the audit department of KPMG (New York office), an internationally recognized public accounting firm. In addition, in May 2005 the Company also added an Assistant Accountant to its UK office to assist with certain basic accounting and bookkeeping responsibilities. Our Assistant Accountant most recently served as an Intercompany Accountant with Quintiles, an international pharmaceutical company.

Unless otherwise disclosed, we made no other change in our internal control over financial reporting during the quarter that materially affected or is reasonably likely to materially affect our internal control over financial reporting.

(a) Restatement.

In connection with the preparation and filing of our quarterly report on form 10-QSB for the three-month period ended March 31, 2005, our internal corporate staff identified errors with respect to our tax accounting treatment associated with the acquisition of Pathagon, Inc. which was consummated in February 2002. Our initial accounting concluded that the realization of our deferred tax assets related to the net operating losses and other deductible temporary differences existing at the acquisition date, and generated after the acquisition date, did not meet the "more likely than not" criteria and, as a result, a valuation allowance was established on the deferred tax assets of the Company. The Company subsequently determined that the deferred tax liability recorded in connection with the Pathagon acquisition creates taxable income as the taxable temporary differences reverse and, therefore, a portion of the valuation allowance previously established on our deferred tax assets was not required.

Management reported its findings to the Audit Committee of the Board of Directors. After initial discussions with the Audit Committee, management reviewed these matters in further detail, and after completing its analysis on May 15, 2005, recommended to the Audit Committee that previously reported financial results be restated to reflect correction of these errors. The Audit Committee agreed with this recommendation. Pursuant to the recommendation of the Audit Committee, the Board of Directors determined at its meeting on May 15, 2005, that previously reported results be restated to correct the income tax treatment associated with the Pathagon acquisition.

(b) Evaluation of Disclosure Controls and Procedures

In connection with the restatement, under the direction of our Chief Executive Officer and Chief Financial Officer, we reevaluated our disclosure controls and procedures. We identified the following material weakness in our internal control over financial reporting with respect to accounting for income taxes associated with a purchase business combination:

o a failure to ensure the correct application of SFAS 109 in respect to purchase business combinations and failure to correct that error subsequently resulting from the lack of personnel knowledgeable in the accounting for income taxes.

Solely as a result of this material weakness, we concluded that our disclosure controls and procedures were not effective as of March 31, 2005.

(c)  Remediation of Material Weakness in Internal Control

As of the date of this filing (June 29, 2005), we have taken the following measures to remediate the material weakness in our internal control over financial reporting with respect to accounting for income taxes that existed as of March 31, 2005. The remedial actions include:

o improving training, education and accounting reviews designed to ensure that all relevant personnel involved in income tax transactions understand and apply accounting in compliance with SFAS 109;

o hiring additional internal resources, including a Director of Financial Reporting, to perform internal control activities previously completed by outside consultants; and

o engaging an outside tax consultant to supplement our internal tax staff and enhance our internal controls over income tax accounting.

Additionally, we have tested our internal financial controls with respect to the corrected processes for evaluating and accounting for the deferred tax assets and liabilities in the preparation of its financial statements affected by the restatement to ensure compliance with SFAS 109.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Report of Independent Registered Public Accounting Firm                                                 F-2

Consolidated Balance Sheets as of June 30, 2004 and 2003 - as restated                                  F-3

Consolidated  Statements  of  Operations  for years  ended  June 30,  2004 and 2003 - as                F-4
restated

Consolidated  Statements of Stockholders' Equity (Deficit) for years ended June 30, 2004                F-5
and 2003 - as restated

Consolidated Statements of Cash Flows for years ended June 30, 2003 and 2002 - as                       F-6
restated

Notes to Consolidated Financial Statements - as restated                                                F-7

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

As more fully described in Note 9, the June 30, 2004 and 2003 financial statements have been restated.


/s/ Grant Thornton LLP

GRANT THORNTON LLP
New York, New York
September 16, 2004 (except for paragraphs 13 and 14 of Note 1, and Note 9, as to which the date is May 27, 2005)



                       Bioenvision, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS

                                                                                       June 30,                   June 30,
                                                                                        2004                       2003
                                  ASSETS                                          Restated- See Note 9      Restated- See Note 9
                                                                                  --------------------      --------------------
Current assets
    Cash and cash equivalents                                                    $   18,875,675                  $  7,929,686
    Restricted cash                                                                     290,000                       290,000
    Deferred costs                                                                      241,824                        22,727
    Accounts receivable                                                               2,627,773                        25,000
    Other assets                                                                        253,311                       105,976
                                                                                 --------------                  ------------
        Total current assets                                                         22,288,583                     8,373,389

  Property and equipment, net                                                            47,857                        49,265
  Deferred costs                                                                      3,651,471                       224,937
  Intangible assets, net                                                             14,563,660                    15,779,399
  Goodwill                                                                            1,540,162                     1,540,162
  Security deposits                                                                      79,111                        79,111
  Other long term assets                                                                 -                            126,869
                                                                                 --------------                  ------------

        Total assets                                                             $   42,170,844                  $ 26,173,132
                                                                                 ==============                  ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities
    Accounts payable                                                             $    1,495,866                  $    411,392
    Accrued expenses                                                                  1,322,584                       730,722
    Accrued dividends payable                                                            90,141                     1,009,146
    Deferred revenue                                                                    551,828                       113,636
                                                                                 --------------                  ------------
        Total current liabilities                                                     3,460,419                     2,264,896

  Deferred revenue                                                                    7,909,598                     1,124,685
  Deferred tax liability                                                                     -                      1,459,814
                                                                                           ----                  ------------
        Total liabilities                                                            11,370,017                     4,849,395


  Stockholders' equity
    Convertible Preferred stock - $0.001 par value; 20,000,000 and
    5,920,000 shares authorized and 3,341,666 and 5,916,666 shares issued and outstanding at June 30, 2004 and June 30, 2003, respectively (liquidation preference $10,024,998 and
    $17,749,998 at June 30, 2004 and June 30, 2003, respectively)                         3,342                         5,917
    Common stock - $0.001 par value; 70,000,000 and 50,000,000 shares authorized and  28,316,163 and 17,122,739 shares issued
    and outstanding at June 30, 2004 and June 30, 2003, respectively                     28,316                        17,123
    Additional paid-in capital                                                       68,517,702                    47,304,449
    Deferred compensation                                                              (223,990)                            -
    Accumulated deficit                                                             (37,664,141)                  (26,156,098)
    Accumulated other comprehensive income                                              139,598                       152,346
                                                                                 --------------                  ------------
         Stockholders' equity                                                        30,800,827                    21,323,737
                                                                                 --------------                  ------------

         Total liabilities and stockholders' equity                              $   42,170,844                  $ 26,173,132
                                                                                 ==============                  ============


The accompanying notes are an integral part of these financial statements.

                       Bioenvision, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                                                Year ended
                                                                                                 June 30,
                                                                                     -------------------------------
                                                                                         2004                    2003
                                                                                  Restated- See Note 9    Restated- See Note 9
                                                                                  --------------------    --------------------

     License and royalty revenue                                                      $ 1,187,212             $   504,857
     Research and development contract revenue                                          1,915,002                    -
                                                                                      -----------            ------------

Total revenue                                                                           3,102,214                 504,857

Costs and expenses
    Research and development                                                            4,882,574               1,689,278
    Selling, general and administrative                                                 9,082,420               4,567,413
         (includes stock based compensation expense of $3,491,252
         and $1,812,894 for the twelve months ended June 30, 2004 and 2003, respectively.)
    Depreciation and amortization                                                       1,348,064               1,344,969
                                                                                      -----------            ------------

Total costs and expenses                                                               15,313,058               7,601,660
                                                                                      -----------            ------------

Loss from operations                                                                  (12,210,844)             (7,096,803)

Interest income (expense)
    Interest and finance charges                                                                -                (325,000)
    Interest income
                                                                                           99,763                 138,574
                                                                                      -----------            ------------


Net loss before income tax benefit                                                    (12,111,081)             (7,283,229)

Income tax benefit                                                                      1,459,814               2,117,103
                                                                                      -----------            ------------

Net loss                                                                              (10,651,267)             (5,166,126)

Cumulative preferred stock dividend                                                      (856,776)               (877,818)
                                                                                      -----------            ------------

Net loss available to common stockholders                                            $(11,508,043)            $(6,043,944)
                                                                                      ===========            ============

Basic and diluted net loss per share of common stock                                   $    (0.57)              $    (.36)
                                                                                      ===========            ============

Weighted-average shares used in
    computing basic and diluted
    net loss per share                                                                 20,257,482              16,920,939
                                                                                      ===========            ============

The accompanying notes are an integral part of these financial statements.

                       Bioenvision, Inc. and Subsidiaries
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                             Accumu-

                                                                                                              lated       Total

                                                                                                              Other       Stock-

                                                                          Additional                         Compre-     holders'

                           Preferred Stock         Common Stock      Paid In      Deferred    Accumulated    hensive     Equity
                           --------------------------------------
                           Shares       $     Shares         $       Capital    Compensation    Deficit       Income    (Deficit)
                           --------------------------------------------------------------------------------------------------------

    Balance at June 30,
    2002 - as reported     5,916,666  $5,917  16,887,786  $16,888  $45,491,554                $(21,027,299)  $152,346  $ 24,639,406

 Correction of an error
 (see Note 9)                                                                                      915,145                  915,145
                           ---------  ------  ----------  -------  -----------  ------------  ------------   --------  ------------

    Balance at June 30,
    2002 - as restated     5,916,666   5,917  16,887,786   16,888   45,491,554                 (20,112,154)   152,346    25,554,551


Net loss for the year-
restated                                                                                        (5,166,126)              (5,166,126)

Cumulative preferred
stock dividend                                                                                    (877,818)                (877,818)

Shares issued to
consultants for
services                                         234,953      235    1,258,080                                            1,258,315

Warrants issued in
connection with services                                               182,350                                              182,350

Repricing of options                                                   372,465                                              372,465
                           ---------  ------  ----------  -------  -----------  ------------  ------------   --------  ------------

       Balance at June
       30, 2003 -
       restated            5,916,666   5,917  17,122,739   17,123   47,304,449                $(26,156,098)   152,346    21,323,737


Net loss for the year
- restated                                                                                     (10,651,267)             (10,651,267)

Cumulative preferred
stock dividend                                                                                    (856,776)                (856,776)

Currency translation
adjustment                                                                                                    (12,748)      (12,748)

Deferred compensation                                                           $  (223,990)                               (223,990)

Shares issued in
connection with private
placement                                      2,602,898    2,603   16,265,495                                           16,268,098

Costs related to
private placement                                                   (1,301,035)                                          (1,301,035)

Preferred stock
converted to common
stock                     (2,575,000) (2,575)  5,150,000    5,150       (2,575)

Expense related to
repricing of options                                                 2,381,066                                            2,381,066

Cashless exercises of
options to shares                              2,122,682    2,122       (2,122)
                                                                                                                            671,601
Warrants issued in
connection with services                                               671,601
                                                                                                                            305,987
Shares issued to
consultants for services                          14,510       15      305,972
                                                                                                                             28,400
Shares issued to
employee                                          20,000       20       28,380

Options issued in
connection with services                                                93,987                                               93,987

Options issued to
employees                                                              262,601                                              262,601

Shares issued from
warrant conversions                            1,283,334    1,283    2,509,883                                            2,511,166
                           ---------  ------  ----------  -------  -----------  ------------  ------------   --------  ------------

       Balance at
       June 30, 2004 -
       restated            3,341,666  $3,342  28,316,163  $28,316  $68,517,702  $  (223,990)  $(37,664,141)  $139,598  $ 30,800,827
                           =========  ======  ==========  =======  ===========  ============  =============  ========  ============



The accompanying notes are an integral part of this financial statement.

                       Bioenvision, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                               Year ended
                                                                                                June 30,
                                                                                ----------------------------------------
                                                                                     2004                     2003
                                                                                --------------             -------------
                                                                             Restated- See Note 9       Restated- See Note 9

 Cash flows from operating activities
     Net loss                                                                  $ (10,651,267)            $ (5,166,126)
                                                                                ------------              -----------
     Adjustments to reconcile net loss to net
        cash used in operating activities
          Depreciation and amortization                                            1,348,064                1,344,969
                 Deferred tax benefit                                             (1,459,814)              (2,117,103)
          Compensation costs-shares and warrants issued to non-employees           1,071,575                1,440,429
          Compensation costs-re-pricing of options                                 2,381,066                  372,465
          Compensation costs-options issued to employees                              38,611                        -
          Changes in assets and liabilities
              Deferred costs                                                      (3,645,631)                 (63,573)
              Deferred revenue                                                     7,223,105                  870,139
              Accounts payable                                                     1,084,474                  (22,924)
              Other current assets                                                  (147,335)                (105,976)
              Other long term assets                                                 126,870                 (126,869)
              Accounts receivable                                                 (2,602,773)                  25,000
              Security deposits                                                                               (79,111)
              Other accrued expenses and liabilities                                 591,862                 (782,901)
                                                                                ------------              -----------
                     Net cash used in operating activities                        (4,641,193)              (4,411,581)
                                                                                ------------              -----------

 Cash flows from investing activities
     Purchase of intangible assets                                                  (112,580)                (191,848)
     Capital expenditures                                                            (18,337)                 (59,406)
     Restricted cash                                                                    -                    (290,000)
                                                                                ------------              -----------
                     Net cash used in investing activities                          (130,917)                (541,254)
                                                                                ------------              -----------

 Cash flows from financing activities
     Proceeds from issuance of common stock                                       14,967,064                        -
     Proceeds from exercise of options, warrants and other convertible
     securities                                                                    2,539,565                        -
     Cash dividend paid                                                           (1,775,782)                       -
                                                                                ------------              -----------

                     Net cash provided by financing activities                    15,730,847                        -
                                                                                ------------              -----------
 Effect of exchange rate on cash                                                     (12,748)                       -
                                                                                ------------              -----------

                     Net increase (decrease) in cash and cash
                     equivalents                                                  10,945,989               (4,952,835)

 Cash and cash equivalents, beginning of year                                      7,929,686               12,882,521
                                                                                ------------              -----------

 Cash and cash equivalents, end of year                                        $  18,875,675               $7,929,686
                                                                                ============                =========

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


                                                                                        Year Ended June 30,
                                                                                    ---------------------------
                                                                                       2004            2003
                                                                                    -----------     -----------
Net loss available to common stockholders, as reported - as restated               $(11,508,043)   $ (6,043,944)
Add:  Stock based employee compensation expense
     included in reported net loss, net of tax effects                                2,419,677         372,465
Deduct:  Total stock based employee compensation
     expense determined under fair value based method
     for all awards, net of related tax effects - as restated                          (861,297)     (1,214,723)
                                                                                    -----------     -----------
Pro forma net loss available to common stockholders - as restated                  $ (9,949,663)   $ (6,886,202)
                                                                                   ============    ============

Loss per share
     Basic and diluted - as reported - as restated                                 $      (0.57)   $      (0.36)

      Basic and diluted - pro forma - as restated                                  $      (0.49)   $      (0.41)


During 2005, the Company corrected an error on the pro-forma stock based compensation disclosures required under SFAS 123 determined under fair value based method in the table above. The Company originally did not calculate the incremental stock based compensation relating to the re-pricing of an officer's options in accordance with SFAS 123. This has decreased such amounts previously reported in the proforma net loss for the years ended June 30, 2004 and June 30, 2003 by $412,000 and $0, respectively.


The fair value of options at the date of grant was established using the Black-Scholes model with the following weighted average assumptions:

                                                      2004             2003
                                                      ----             ----

         Expected average life (years)                 3.5             4.00

         Risk free interest rate                       2.35%           3.00%

         Expected volatility                           80%             80%

         Expected dividend yield                       0.00            0.00

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

                       BIOENVISION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003

NOTE 2 - Acquisition of Pathagon

On February 1, 2002, the Company completed the acquisition of Pathagon. The acquisition was accounted for as a purchase business combination in accordance with SFAS 141. The Company issued 7,000,000 shares of common stock to complete the acquisition, which was valued at $12,600,000 based on the 5-day average trading price of the stock ($1.80) surrounding November 22, 2001, the day of the Company's announcement of the agreed upon acquisition. The acquired patents and licensing rights of OLIGON(R) and methylene blue (collectively referred to as "Purchased Technologies"), were recorded at their fair market value which was approximately $17,576,000. The patent and licensing rights acquired are being amortized over 13 years, which is the estimated remaining contractual life of these assets. Since the estimated fair value of the Purchased Technologies was at least equal to the amount paid, the purchase price, net of assumed liabilities, was allocated to Purchased Technologies. The transaction qualified as a tax-free merger which resulted in a difference between the tax basis value of the assets acquired and the fair market value of the patents and licensing rights. As a result, a deferred tax liability was recorded for approximately $7,909,000. The purchase price exceeded the fair market value of the net assets acquired resulting in the recording of Goodwill of $2,341,000. The Company recorded a charge to goodwill of $801,395 for fiscal year ended June 30, 2003 as a result of a change in tax rates used to compute the deferred tax liability arising as a result of this acquisition. Pathagon had no operations other than holding the patents and licenses acquired. As Pathagon had no operations, its pro-forma financials would not be meaningful and thus are not presented.

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

                       BIOENVISION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003


NOTE 3 - Intangible Assets

Intangible assets consist of the following:       June 30, 2004   June 30, 2003

Patents and licensing rights                      $ 17,757,101    $ 17,644,521
Less:  accumulated amortization                     (3,193,441)     (1,865,122)
                                                  ------------    ------------
                                                  $ 14,563,660    $ 15,779,399
                                                  ============    ============

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

                       BIOENVISION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003
Note 5 - Income taxes

The components of the income tax benefit, as restated - refer to Note 9, are as follows:

                                                     June 30,
                                            ---------------------------
                                                2004           2003
                                            -----------    -----------
                   Current:
                      Federal                $       --     $       --
                                            -----------    -----------
                      State                          --             --
                                            -----------    -----------

                   Deferred:
                      Federal               $(1,099,000)    (1,593,000)
                      State                    (361,000)      (524,000)
                                            -----------    -----------
                                             (1,460,000)    (2,117,000)
                                            -----------    -----------
                   Total benefit            $(1,460,000)   $(2,117,000)
                                            ===========    ===========

The domestic and foreign components of loss before income taxes are as follows:

                                                      June 30,


                                            --------------------------
                                               2004            2003
                                            -----------    -----------

                   Domestic                 $10,781,000    $ 6,351,000
                   Foreign                    1,330,000        932,000
                                            -----------    -----------
                   Loss before taxes        $12,111,000    $ 7,283,000
                                            ===========    ===========

                       BIOENVISION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003

Note 5 - Income taxes - continued

The following is a reconciliation of benefit for income taxes from continuing operations computed at the federal statutory rates to the effective rates for the years ended June 30, 2004 and June 30, 2003


                                                            June 30,
                                                      --------------------
                                                        2004       2003
                                                      ---------  ---------

Consolidated tax benefit at federal statutory rate     (34.00%)    (34.00%)
Non-deductible expenses                                  6.77%       3.99%
State income tax benefit, net of federal provision      (4.49%)     (4.91%)
Valuation allowance                                     19.25%       5.43%
Foreign rate differential                                0.44%       0.51%
Other, net                                              (0.02%)     (0.09%)
                                                      ---------  ---------
Effective tax rate                                     (12.05%)    (29.07%)
                                                      =========  =========

Significant components of the company's deferred tax assets and liability at June 30, as restated - refer to Note 9, are as follows:


                                                                          June 30,
                                                               -----------------------------
                                                                   2004            2003
                                                               ------------    ------------

Deferred tax liability
       Acquired intangibles                                    $ (5,781,000)   $ (6,318,000)
       Deferred costs                                            (1,577,000)       (100,000)
       Amortization                                                 (43,000)        (41,000)
       Depreciation                                                 (30,000)              -
                                                               ------------    ------------
       Total deferred tax liability                              (7,431,000)     (6,459,000)

Deferred tax assets
        Net operating loss                                        6,384,000       4,729,000
        Options, warrants and shares issued to non-employees        345,000          74,000
        Options issued to employees                                 104,000          50,000
        Deferred revenue                                          3,427,000         501,000
        Depreciation                                                      -          20,000
        Other                                                        65,000          21,000
                                                               ------------    ------------
        Total deferred tax assets                                10,325,000       5,395,000
        Valuation allowance for deferred tax assets              (2,894,000)       (396,000)
                                                               ------------    ------------
                         Net deferred tax asset                   7,431,000       4,999,000
                                                               ------------    ------------
Net deferred tax liability                                     $          -    $ (1,460,000)
                                                               ============    ============

                       BIOENVISION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003

Note 5 - Income taxes - continued

At June 30, 2004 and June 30, 2003, the Company had approximately $14,087,000 and $10,985,000 of net operating loss carryforwards for U.S. Federal and state income tax purposes, respectively that begin to expire in fiscal year ending 2020, with a tax value of $5,705,000 and $4,449,000, respectively. At June 30, 2004 and June 30, 2003, the Company also had approximately $2,263,000 and $932,000 of net operating loss carryforwards relating to foreign operations, respectively, with no expiration date, with a tax value of $679,000 and $280,000, respectively.

At June 30, 2004, the Company has recorded a valuation allowance of $2,894,000 relating to the net deferred tax asset due the uncertainty of both the foreign and domestic companies being more likely than not to utilize these deferred tax assets. At June 30, 2003, the Company has recorded a valuation allowance of $396,000. Of this amount, $116,000 relates to certain US deferred tax assets which will be recognized after the period in which the Pathagon deferred tax liability reverses. The remaining allowance relates to the net operating loss of the foreign operations due to the uncertainty that the Company will realize taxable income in the foreign jurisdiction to utilize the net operating loss carryforward.

Included in the June 30, 2004 net operating loss is $415,000 related to exercise of non-qualified stock options or disqualifying dispositions of stock acquired with incentive stock options. A valuation allowance has been established against this loss. When the valuation allowance is removed, the tax affected benefit of $168,000 related to this loss will be credited to equity.

The Tax Reform Act of 1986 enacted a complex set of rules (Internal Revenue Code
Section 382) limiting the utilization of net operating losses to offset future taxable income following a corporate "ownership change." Generally, this occurs when there is a greater than 50 percentage point change in ownership.
Accordingly, such change could limit the amount of net operating losses available in a given year, which could ultimately cause net operating losses to expire prior to utilization.

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

                       BIOENVISION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003

NOTE 6 - Stockholders' transactions - continued

A summary of the Company's stock option activity for options issued to employees and related information follows:


                                                                 Weighted Avg.
                                             No. of Shares      Exercise Price
                                           -------------------------------------
Balance - June 30, 2002                       2,200,000         $      1.25

          Granted during 2003                 1,370,000                1.19
          Exercised during 2003                     -                   -
          Forfeiture during 2003                    -                   -
                                          --------------------------------------
Balance - June 30, 2003                       3,570,000                1.23

          Granted during 2004                   720,000                5.02
          Exercised during 2004                  20,000                1.42
          Forfeiture during 2004                    -                   -
Balance - June 30, 2004                       4,270,000         $      1.87
                                          ======================================


                                                       Stock Options Outstanding
          ---------------------------------------------------------------------------------------------------------------
                                                                                Weighted Average
                                  Weighted Average                                Remaining              Number of Stock
          Exercise Price Range    Exercise price          Number of Options     Contractual Life      Options Exercisable
          ---------------------------------------------------------------------------------------------------------------

          $0.74                    $        0.74               500,000                  8.12               390,000
          $1.25 - $2.75            $        1.29             3,050,000                  6.58             2,491,000
          $2.76 - $6.00            $        4.03               530,000                  9.55                     0
          $6.01 - $8.25            $        8.12               190,000                  9.90                30,000
                                                      ----------------------                       ---------------------
                                                             4,270,000                                   2,911,000
                                                      ======================                       =====================


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

NOTE 8 - Commitments and Contingencies

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

                  $ 279,000
                  =========

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

Note 9 - Restatements

In May of 2005, the Company corrected its accounting for income taxes and recognized deferred tax assets which offset the deferred tax liability resulting from the Pathagon acquisition completed on February 1, 2002. The Company had originally concluded that the realization of the deferred tax asset related to the net operating losses and other deductible temporary differences existing at the acquisition date, and generated after the acquisition date, did not meet the "more likely than not" criteria and, as a result, a valuation allowance was established on the deferred tax assets of the Company. The Company subsequently determined that the deferred tax liability of $7,107,605 recorded in connection with the Pathagon acquisition creates taxable income as the taxable temporary differences reverse. Consequently, the ability to realize the deferred tax assets is "more likely than not" and a valuation allowance is not required against the deferred tax assets, to the extent the deferred tax assets offset the deferred tax liability. The deferred tax asset, in excess of the deferred tax liability, is not "more likely than not" to be realized, and is therefore offset by a valuation allowance.

As the deferred tax liability was amortized each year, the Company recorded the reduction to the liability as an income tax benefit. The Company restated its previously reported financial statements and all interim periods as of and for the years ended June 30, 2004 and 2003, to record additional benefit relating to the recognition of deferred tax assets as indicated in the first paragraph of this note. In years ended June 30, 2004, June 30, 2003, and June 30, 2002, the Company previously recorded the reduction to the deferred tax liability and a corresponding tax benefit of $536,903, $536,903 and $253,000, respectively. In the restated financial statements for years ended June 30, 2004 and June 30, 2003, the Company recorded deferred tax assets, with a corresponding additional deferred tax benefit of $922,911 and $1,580,200, respectively, offsetting the deferred tax liability resulting from the Pathagon acquisition. Additionally, as of the acquisition date on February 1, 2002, a deferred tax asset was recorded for $2,362,543 with a corresponding reduction to goodwill. This represented the deferred tax assets that existed at the date of acquisition and for which the previously recorded valuation allowance was eliminated.

                       BIOENVISION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003

Note 9 - Restatements - continued


June 30                                           2004                           2003

                                     As Reported       As Restated    As Reported      As Restated
------------------------------------------------------------------------------------------------------
Consolidated Balance Sheets:

Goodwill                              $  3,902,705    $  1,540,162    $  3,902,705    $  1,540,162
     Total assets                       44,533,387      42,170,844      28,535,675      26,173,132
Deferred tax liability                   5,780,799               -       6,317,702       1,459,814
     Total liabilities                  17,150,816      11,370,017       9,707,283       4,849,395
Accumulated deficit                    (41,082,397)    (37,664,141)    (28,651,443)    (26,156,098)
     Total shareholders' equity         27,382,571      30,800,827      18,828,392      21,323,737


Year Ended June 30                                2004                           2003

                                     As Reported       As Restated    As Reported      As Restated
------------------------------------------------------------------------------------------------------
Consolidated Statements of Operations:

Income tax benefit                    $    536,903    $  1,459,814    $    536,903    $  2,117,103
Net loss                               (11,574,178)    (10,651,267)     (6,746,326)     (5,166,126)
Net loss available to common           (12,430,954)    (11,508,043)     (7,624,144)     (6,043,944)
stockholders

Basic and diluted net loss per share  $      (0.61)   $      (0.57)   $      (0.45)   $      (0.36)
of common stock

The restatement has no effect on total cash flows from operating, investing, or financing activities as shown in the Consolidated Statement of Cash Flows. However, the restatement did affect the individual components of net loss and deferred tax benefit within the net cash from operating activities.

Additionally, the Company restated the pro-forma stock based compensation disclosures required under SFAS 123 determined under fair value based method due to the correction of an error noted during February 2005. Refer to Note 1 for further discussion.

                       BIOENVISION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003

Note 10 - Quarterly Financial Data (Unaudited):


-----------------------------------------------------------------------------------------------------------------------------------
2004              First          First          Second         Second        Third         Third         Fourth        Fourth
                  Quarter        Quarter        Second         Second        Quarter       Quarter       Quarter       Quarter
                  (as reported)  (as restated)  (as reported)  (as restated) (as reported) (as restated) (as reported) (as restated)
-----------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
Goodwill             3,902,705      1,540,162      3,902,705    1,540,162      3,902,705      1,540,162      3,902,705    1,540,162
------------------------------------------------------------------------------------------------------------------------------------
Total assets        27,412,726     25,050,183     28,690,183   26,327,640     42,481,937     40,119,394     44,533,387   42,170,844
------------------------------------------------------------------------------------------------------------------------------------
Deferred tax         6,183,476      1,130,327      6,049,125      900,326      5,914,774        394,239      5,780,799           --
liability
------------------------------------------------------------------------------------------------------------------------------------
Total                9,860,203      4,807,054     13,286,085    8,137,288     15,738,593     10,218,058     17,150,816   11,370,017
liabilities
------------------------------------------------------------------------------------------------------------------------------------
Accumulated        (31,474,458)   (28,783,852)   (33,436,828) (30,650,572)   (37,676,811)   (34,518,819)   (41,082,397) (37,664,141)
deficit
------------------------------------------------------------------------------------------------------------------------------------
Shareholder's       17,552,523     20,243,130     15,404,099   18,190,352     26,743,344     29,901,336     27,382,571   30,800,827
equity
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
Revenue                829,041        829,041         82,495       82,495        846,494        846,494      1,344,184    1,344,184
------------------------------------------------------------------------------------------------------------------------------------
Loss before         (2,733,531)    (2,733,531)    (1,908,162)  (1,908,164)    (4,198,628)    (4,198,630)    (3,270,756)  (3,270,756)
income tax
benefit
------------------------------------------------------------------------------------------------------------------------------------
Income tax             134,226        329,487        134,351      230,001        134,351        506,087        133,975      394,239
benefit
------------------------------------------------------------------------------------------------------------------------------------
Net loss            (2,599,305)    (2,404,044)    (1,773,811)  (1,678,163)    (4,064,277)    (3,692,543)    (3,136,781)  (2,876,517)

------------------------------------------------------------------------------------------------------------------------------------
Net loss            (2,823,015)    (2,627,754)    (1,962,368)  (1,866,720)    (4,239,982)    (3,868,247)    (3,405,586)  (3,145,322)
available to
common
shareholders
------------------------------------------------------------------------------------------------------------------------------------
Net loss           $     (0.16)   $     (0.15)   $     (0.11) $     (0.10)   $     (0.21)   $     (0.19)   $     (0.13) $     (0.13)
available to
common
shareholders
per basic and
dilutive share
------------------------------------------------------------------------------------------------------------------------------------

                       BIOENVISION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003

NOTE 10 - Quarterly Financial Data (Unaudited) - continued



-----------------------------------------------------------------------------------------------------------------------------------
2003              First          First          Second         Second        Third         Third         Fourth        Fourth
                  Quarter        Quarter        Second         Second        Quarter       Quarter       Quarter       Quarter
                  (as reported)  (as restated)  (as reported)  (as restated) (as reported) (as restated) (as reported) (as restated)
-----------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
Goodwill             4,704,100      2,341,557      4,704,100      2,341,557      4,704,100    2,341,557     3,902,705    1,540,162
------------------------------------------------------------------------------------------------------------------------------------
Total assets        32,890,319     30,527,776     31,171,135     28,808,592     29,516,022   27,153,479    28,535,675   26,173,132
------------------------------------------------------------------------------------------------------------------------------------
Deferred tax         7,503,900      3,778,211      7,351,800      3,500,454      7,199,700    3,025,191     6,317,702    1,459,814
liability
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities    9,962,050      6,236,362      9,267,577      5,416,235      9,055,715    4,881,205     9,707,283    4,849,394
------------------------------------------------------------------------------------------------------------------------------------
Accumulated        (23,160,935)   (21,797,790)   (24,185,647)   (22,696,848)   (25,884,959) (24,072,992)  (28,651,443) (26,156,098)
deficit
------------------------------------------------------------------------------------------------------------------------------------
Shareholder's       22,928,269     24,291,414     21,903,558     23,392,357     20,460,307   22,272,274    18,828,392   21,323,738
equity
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
Revenue                209,091        209,091        209,091        209,091         45,753       45,753        40,922       40,922
------------------------------------------------------------------------------------------------------------------------------------
Loss before         (2,064,459)    (2,064,459)      (955,536)      (955,536)    (1,634,992)  (1,634,992)   (2,628,242)  (2,628,242)
income tax
benefit
------------------------------------------------------------------------------------------------------------------------------------
Income tax             152,100        600,101        152,100        277,757        152,100      475,263        80,603      763,982
benefit
------------------------------------------------------------------------------------------------------------------------------------
Net loss            (1,912,359)    (1,464,358)      (803,436)      (677,779)    (1,482,892)  (1,159,729)   (2,547,639)  (1,864,260)
------------------------------------------------------------------------------------------------------------------------------------
Net loss            (2,133,637)    (1,685,636)    (1,024,715)      (899,058)    (1,699,307)  (1,376,144)   (2,766,485)  (2,083,106)
available to
common
shareholders
------------------------------------------------------------------------------------------------------------------------------------
Net loss           $     (0.12)   $     (0.10)   $     (0.06)   $     (0.05)   $     (0.10) $     (0.08)  $     (0.17) $     (0.13)
available to
common
shareholders per
basic and
dilutive share
------------------------------------------------------------------------------------------------------------------------------------

The quarterly net loss per common share amounts are rounded to the nearest cent. Annual net loss per common share may vary depending on the effect of such rounding.

                                    PART III


Item 13.  Exhibits


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

(18) Incorporated by reference and filed as an Exhibit to Registrant's Quarterly Report on Form 10-QSB for the three- month period ended September 30, 2003.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned on June 29, 2005, thereunto duly authorized.


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


                  Signature                                        Title                               Date

/s/ Christopher B. Wood, M.D.                   Chairman and Chief Executive Officer and     June 29, 2005
-----------------------------                   Director
Christopher B. Wood, M.D.                       (Principal Executive Officer)


/s/ David P. Luci                               Chief Financial Officer, General Counsel     June 29, 2005
-----------------                               and Corporate  Secretary
David P. Luci                                   (Principal Financial and Accounting
                                                Officer)

________*____________                           Director                                     June 29, 2005
Thomas S. Nelson, C.A.

________*__________
Michael Kauffman                                Director                                     June 29, 2005


________*____________                           Director                                     June 29, 2005
Andrew N. Schiff
                                                Director                                     June 29, 2005
________*____________
Steven A. Elms

* By:  /s/ Christopher B. Wood, M.D.
       -----------------------------
       Christopher B. Wood
       Attorney-in-Fact