Form 10KSB
period 2005-06-30
BIOENVISION INC
filed 2005-10-13
CIK 1028205

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

            (Mark One)

               X    Annual report under Section 13 or 15(d) of the Securities
              ---   Exchange Act of 1934. For the fiscal year ended June 30,
                    2005.





                                       OR

                    Transition report under Section 13 or 15(d) of the
              ---   Securities Exchange Act of 1934 for the transition period

                   from ________________ to ________________.

                         Commission File Number: 0-18299

                                BIOENVISION, INC.
                                -----------------
                 (Name of Small Business Issuer in Its Charter)

                           Delaware                      13-4025857
                 -----------------------------          ------------
               (State or Other Jurisdiction of          (IRS Employer
               Incorporation or Organization)        Identification No.)

                 345 Park Avenue, 41st Floor
                       New York, New York                  10154
                  -------------------------               -------
          (Address of Principal Executive Offices)      (Zip Code)

       Registrant's telephone number, including area code: (212) 750-6700

Securities Registered Pursuant to Section 12(b) of the Act:  None

Securities Registered Pursuant to Section 12(g) of the Act:  Common Stock,
                                                             $0.001 par value

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes X   No ____
                                                             ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year were $4,651,174

The aggregate market value of the voting stock held by non-affiliates computed by reference to the last price at which the stock was sold, as of August 15, 2005, was $279,101,648.

The number of shares of common stock outstanding as of October 6, 2005 was 40,760,762.

Part III incorporates information by reference from the issuer's definitive proxy statement to be filed with the Commission within 120 days after the close of the registrant's fiscal year.

Transitional Small Business Disclosure Format (check one): Yes___   No X
                                                                      ---

                                BIOENVISION, INC.
                          Annual Report on Form 10-KSB
                         Fiscal Year Ended June 30, 2005
                                      INDEX

PART I
ITEM 1. DESCRIPTION OF BUSINESS...............................................1
ITEM 2. DESCRIPTION OF PROPERTY..............................................23
ITEM 3. LEGAL PROCEEDINGS....................................................23
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................24

PART II
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.............25
ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION............27
ITEM 7. FINANCIAL STATEMENTS.................................................35
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
        AND FINANCIAL DISCLOSURE.............................................35
ITEM 8(a) CONTROLS AND PROCEEDURES...........................................35
ITEM 8(b) OTHER INFORMATION..................................................37

PART III
ITEM 9. DIRECTORS AND OFFICERS OF THE REGISTRANT.............................38
ITEM 10. EXECUTIVE COMPENSATION..............................................38
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT AND RELATED STOCKHOLDER MATTERS..........................38
ITEM 12.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................38
ITEM 13. EXHIBITS............................................................38
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES..............................38

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

Item 1.  Description of Business

Overview

     We are a product-focused biopharmaceutical company with two approved cancer therapeutics. In December 2004, the Food and Drug Administration, or FDA, approved our lead cancer product, clofarabine, for the treatment of pediatric acute lymphoblastic leukemia, or ALL, in patients who are relapsed or refractory to at least two prior regimens of treatment. We believe clofarabine is the first new medicine initially approved in the United States, or U.S., for children with leukemia in more than a decade. Clofarabine has received Orphan Drug designation in the U.S. and in the European Union, or E.U. Genzyme Corporation, our co-development partner, contracted with us and acquired the U.S. and Canadian marketing rights for clofarabine for certain cancer indications and Genzyme currently controls U.S. development of clofarabine in these indications. Genzyme is marketing clofarabine under the brand name Clolar(R) in the U.S. In Europe, we filed for approval of clofarabine in pediatric ALL with the European Medicines Evaluation Agency, or EMeA, in July 2004. If approved, we anticipate commencing sales in Europe during the first quarter of calendar 2006 through a dedicated European sales force.

     We are selling our second product, Modrenal(R), in the United Kingdom, or U.K., through our sales force of eight sales specialists. Modrenal(R) is approved in the U.K. for the treatment of post-menopausal advanced breast cancer following relapse to initial hormone therapy.

     If we receive additional European approvals for our products, we intend to expand our sales force by adding six to 10 sales specialists in each of five other key regions within the E.U. which include the countries of France, Germany, Italy, Spain, Portugal, Netherlands, Austria, Belgium, Denmark and Sweden. Further, we intend to penetrate all of the other markets within the E.U. upon establishing traction in the E.U.'s major markets. In addition to clofarabine and Modrenal(R), we are currently developing Virostat for Hepatitis C.


Products and pipeline

       Candidate           Indication       Status                 U.S. and        Ex-U.S. and
                                                                   Canada rights   Canada
                                                                                   rights
       ------------------- ---------------- ---------------------- --------------- -------------
       Clofarabine         Relapsed or      Marketed in U.S.       Genzyme         Bioenvision
       (Clolar(R))         Refractory       (pediatric); Filed
                           Acute            in E.U. (pediatric)
                           Lymphoblastic
                           Leukemia (ALL)
       ------------------- ---------------- ---------------------- --------------- -------------
                           Acute            Phase II in E.U.       Genzyme         Bioenvision
                           Myelogenous      (adult)
                           Leukemia (AML)
       ------------------- ---------------- ---------------------- --------------- -------------
                           Refractory       Phase II in U.S.       Genzyme         Bioenvision
                           Chronic          (adult)
                           Lymphocytic
                           Leukemia (CLL)
       ------------------- ---------------- ---------------------- --------------- -------------
                           Solid Tumors     Phase I (Intravenous)  Genzyme         Bioenvision
       ------------------- ---------------- ---------------------- --------------- -------------
                           Solid Tumors     Phase I (Oral)         Genzyme         Bioenvision
       ------------------- ---------------- ---------------------- --------------- -------------
                           Non-Cancer       Developmental          Bioenvision     Bioenvision
       ------------------- ---------------- ---------------------- --------------- -------------
       Modrenal(R)         Breast Cancer    Marketed in U.K.;      Bioenvision     Bioenvision
                                            Phase IV in U.K.;
                                            Phase II in U.K.
       ------------------- ---------------- ---------------------- --------------- -------------
                           Prostate Cancer  Phase II in U.S.       Bioenvision     Bioenvision
       ------------------- ---------------- ---------------------- --------------- -------------
       Virostat            Hepatitis C      Investigator           Bioenvision     Bioenvision
                                            Sponsored Phase II
                                            in Europe and Middle
                                            East
       ------------------- ---------------- ---------------------- --------------- -------------

Our Products

Clofarabine (Clolar(R))

     On December 28, 2004, clofarabine was approved by the FDA after a "fast track" review for the treatment of pediatric patients, ages one to 21, with relapsed or refractory ALL after at least two prior regimens. Genzyme currently maintains rights to market the drug for certain cancer indications in the U.S. and Canada and we are currently receiving royalties on these sales. Genzyme is marketing clofarabine under the brand name Clolar(R). We also submitted a Marketing Authorization Application, or MAA, the European equivalent of a U.S. new drug application, or NDA, with the EMeA in July 2004 for European approval of clofarabine in relapsed or refractory pediatric acute leukemia. We expect an opinion from the EMeA in the second half of calendar 2005. Clofarabine received Orphan Drug designation in the U.S. and in Europe, which provides ten years of marketing exclusivity in Europe and seven years of marketing exclusivity in the U.S. Further, in July 2004, the FDA granted a six-month extension of the marketing exclusivity for clofarabine in pediatric ALL under the federal Best Pharmaceuticals for Children Act.

     Pediatric leukemia is the most prevalent form of cancer among children up to age 19 in the U.S. It is estimated that approximately 3,400 children were diagnosed with leukemia in the U.S. in 2004, with ALL accounting for over 75% of the incidence rate. Although survival rates for childhood leukemia have improved significantly since the early 1970's, approximately 20% of pediatric patients with ALL and 60% of pediatric patients with AML do not achieve long-term survival and we believe there is a medical need for new agents to treat this population of patients. Clofarabine is approved for the treatment of pediatric patients, ages one to 21, with relapsed or refractory ALL after at least two prior regimens. The adult leukemia market represents a potentially significantly larger commercial opportunity with over 11,500 patients with AML and over 8,000 patients with CLL, diagnosed each year within the U.S. Based on population and incidence rates data, we believe that the E.U. patient population with pediatric leukemias and adult AML and CLL approximates that of the U.S.

     Clofarabine is a purine nucleoside analog, which is a small molecule, that we are developing with Genzyme, our co-development partner, for the treatment of acute and chronic leukemias, lymphomas and solid tumors. Clofarabine attacks cancer cells by damaging DNA in cancer cells, preventing DNA repair by damaged cancer cells, damaging the cancer cell's important control structures, and initiating the process of programmed cell death, or apoptosis, in cancer cells. Clofarabine appears to combine many of the favorable properties of the two most commonly used purine nucleoside analog drugs, fludarabine and cladribine, but appears to have greater potency at damaging the DNA of leukemia cells and a broader range of clinical activity.

     In the U.S., pivotal Phase II clinical trials were conducted for the treatment of relapsed or refractory acute leukemia in children and a NDA was filed by Genzyme with the FDA in March 2004, based upon the interim results of 70 patients enrolled in these two trials. In August of 2004, clinical data on an additional cohort of 14 patients were submitted to the FDA and of the aggregate ALL group of 49 patients, a 31% overall response rate was achieved, and of the aggregate AML group of 35 patients, a 26% overall response rate was achieved.

     In Europe, we facilitated an investigator sponsored trial, or an IST, of clofarabine as first line therapy for older adult patients with AML who were unsuitable for intensive chemotherapy. The IST was closed to recruitment in August 2004 because a 67% overall response rate was achieved. This response rate was more than three times greater than the expected response rate under the current standard of care for this patient population and the investigator determined that these positive results warranted accelerated initiation of the Phase II regulatory study of clofarabine as a first-line treatment for older adult patients newly diagnosed with AML. We expect to complete the Phase II trial in calendar 2005 and anticipate that it will form the basis for an E.U. regulatory submission for approval in this indication.

     On December 1, 2004 the FDA's Oncologic Drug Advisory Committee, or ODAC, convened to determine if clinical data from Phase II trials in relapsed and refractory pediatric ALL and AML demonstrated a durable clinical response that would predicate a clinical benefit in future clinical administration. The panel voted in favor of the approval of clofarabine for pediatric ALL under its accelerated approval pathway and voted against immediate marketing in pediatric AML, requesting additional information. In connection with the approval that was granted by the FDA, Genzyme is required to conduct further controlled clinical studies of clofarabine to verify and describe its clinical benefit in ALL.

     Clofarabine is currently being evaluated in an IST Phase II clinical trial for refractory CLL in the U.S. In addition, commencing in Q1 2006, we intend to investigate clofarabine in European Phase II clinical trials for CLL and indolent lymphoma. In pre-clinical studies, clofarabine has shown anti-tumor activity against several human cancers, including cancers of the lung, colon, kidney, breast, pancreas and prostate, as well as its action against leukemia cells. The initial data from the Phase I clinical trials indicate activity for clofarabine in certain solid tumor types. We believe this level of activity against solid tumors distinguishes clofarabine from other purine nucleoside analogs. We intend to develop clofarabine as a potential drug for the treatment of certain solid tumors, such as colon, pancreatic, lung, breast and prostate cancer. Currently, we anticipate the initial Phase I clinical trials for clofarabine, using both the oral and intravenous formulations, in solid tumors will be completed by end of calendar year 2005.

     Pursuant to the terms of our co-development agreement with Genzyme, the successor-in-interest to ILEX Oncology, Inc., both parties are required to share promptly all information, including clinical data, generated under the co-development program and Genzyme is obligated to pay all of the U.S. and Canadian research and development costs and 50% of all approved ex-U.S. and Canada research and development costs (except for Japan and Southeast Asia and except for non-cancer indications). If additional resources are required above the agreed upon costs, we may elect to pay these additional costs and certain of these payments will be credited against future royalty payments to Genzyme at the rate of $1.50 for every $1.00 of additional expenditures. Under the co-development agreement with Genzyme, we receive royalties on Genzyme's annual net sales on a sliding scale based on the level of annual net sales. Similarly, we pay a royalty to Genzyme and Southern Research Institute, or SRI, the inventor of clofarabine, on our European annual net sales.

     Pursuant to the terms of our co-development agreement with SRI, we have the exclusive license to market and distribute clofarabine throughout the world for all human applications except for certain U.S. and Canadian cancer indications and except for any indications in Japan and Southeast Asia. Our exclusive license expires upon the last to expire of the patents used or useful in connection with the development and marketing of clofarabine, which we expect to expire in 2021. In addition, we hold an exclusive option from SRI to market and distribute clofarabine in Japan and Southeast Asia for all human applications. We intend to convert the option to a license upon sourcing an appropriate co-marketing partner to develop these rights in Japan and Southeast Asia.

Modrenal(R)

     We currently market Modrenal(R) (trilostane) in the U.K. for the treatment of post-menopausal advanced breast cancer following relapse to initial hormone therapy. We have a team of eight sales specialists and two marketing executives selling and marketing Modrenal(R) in the U.K.

     Modrenal's(R) approved indication enables us to promote Modrenal(R) for use immediately after relapse to initial hormone therapy such as tamoxifen or one of a class of drugs known as aromatase inhibitors (including Faslodex and Arimidex). However, we are initially positioning Modrenal(R) as a third or fourth line treatment option in post-menopausal advanced breast cancer. In the five largest E.U. countries (France, Germany, Italy, Spain and the U.K.), we believe approximately 520,000 women are currently living with post-menopausal advanced breast cancer of which over a third require third or fourth line agents following prior treatment failure.

     Modrenal(R) has been extensively studied in clinical trials in the U.S., Europe and Australia, and an analysis, known as a meta-analysis, of a series of these clinical studies, that together included 714 patients with post-menopausal advanced breast cancer who received Modrenal(R) has been conducted. Overall, a clinical benefit rate of 35% was achieved in patients with both hormone-sensitive and hormone-insensitive breast cancers. Generally, a clinical benefit is achieved when a patient's disease disappears, is decreased by greater than fifty percent or is stabilized for at least six months. In a sub-set analysis of these clinical trial data, a clinical benefit rate of 46% was achieved for 351 patients with hormone-sensitive breast cancer who had responded to one or more prior hormonal therapies and were given Modrenal(R) upon relapse of the cancer. In one of the studies which was conducted in Australia, a clinical benefit rate of 55% was achieved for 64 patients who received Modrenal(R) having previously responded to tamoxifen and subsequently relapsed. We believe these data compare favorably to currently marketed aromatase inhibitors and other agents given as second line or subsequent therapies. Furthermore, Modrenal(R) has an acceptable side-effect profile. On the basis of these data, Modrenal(R) was granted a product license in the U.K. for the treatment of post-menopausal advanced breast cancer following relapse to initial hormone therapy.

      We began marketing Modrenal(R) in May 2004 in the U.K. for the treatment of post-menopausal advanced breast cancer following relapse to initial hormone therapy. We also intend to seek regulatory approval for Modrenal(R) in the U.S. as a therapy for hormone-sensitive breast cancers and hormone independent prostate cancers, but this strategy is dependent upon the results of the ongoing clinical trials and the resource capability of the Company. Our ongoing clinical trials in breast cancer target patients that have hormone-sensitive cancers and have become refractory to prior hormone treatments, such as tamoxifen or any of the aromatase inhibitors. In addition, there is an ongoing Phase II clinical trial of Modrenal(R) in the U.S. that is focused on patients who have androgen independent prostate cancer and have a rising prostate specific antigen, or PSA, level.

     In mid-2005 we began enrollment in a U.K., Phase IV study in post-menopausal advanced breast cancer, a Phase II study in pre-menopausal breast cancer and a Phase II study in neo-adjuvent, pre-operative breast cancer. We plan to use the data from these clinical trials to support a filing process for mutual recognition for approval of Modrenal(R) on a country-by-country basis in Europe. Each such approval, if granted, would be based upon Modrenal's(R) approval in the U.K. for post-menopausal advanced breast cancer following relapse to initial hormone therapy. The grant of any such approval is entirely within the control of the individual regulatory authorities.

     We have the exclusive right to market and distribute Modrenal(R) throughout the world for all human applications, except for South Africa and Japan where the drug is marketed for the treatment of low-renin hypertension. Our exclusive license expires upon the last to expire of the patents used or useful in connection with the marketing of Modrenal(R). Given that we have new patent applications filed, which are subject to issuance, we expect the last of our underlying patents to expire in 2020.

Other Products and Technologies

     We anticipate that revenues derived from our two lead drugs, clofarabine and Modrenal(R) will permit us to further develop the other products currently in our product pipeline. The work to date on these compounds has been limited because of the need to concentrate on clofarabine and Modrenal(R) but management believes these compounds have potential value.

Virostat

     Virostat, especially when irradiated by light, acts by preventing replication of nucleic acid (DNA and RNA) in pathogens. Investigator sponsored Phase II clinical trials are ongoing in Europe and the Middle East to study Virostat's use in treating hepatitis C virus infection and we announced interim results at the UBS Global Life Sciences Conference in New York on September 28, 2005. Virostat was given to 25 patients with genotype 4 hepatitis C who had failed a prior treatment, including interferon in many of the patients. Sixteen (64%) of the patients had cirrhosis. Virostat was given orally for 100 days and measurement of the viral load was made at 50 days. At 50 days, 22 (88%) patients had shown a reduction in viral load of greater than 70%. Of these responders, 14 (64%) had a clearance of greater than 90%, with four responders having complete viral clearance.

Seven of the 25 patients have had viral load measured at 100 days. Six of these patients show continued reduction in viral load and the seventh patient, who had been one of the three non-responders at 50 days, had a greater than 90% reduction in viral load. No major adverse events were noted.

     Methylene blue is currently used in several European countries to inactivate pathogens, notably certain viruses, in fresh frozen plasma. Prior to the fourth quarter of 2005, we tested for impairment our methylene blue intangibles acquired in connection with the Pathagon acquisition and determined that, based on our assumptions, the sum of the expected future cash flows, undiscounted and pertaining solely and exclusively to approved indications, exceeded the carrying value of its long-lived assets and therefore we did not recognize an impairment. Due to the loss of an intellectual property patent suit relating to the international use of methylene blue in fresh frozen plasma we re-evaluated the intangible asset relating to methylene blue at June 30, 2005. At that date, we estimated that our undiscounted future cash flows, again relating solely and exclusively to approved uses of methylene blue, were less than the carrying value. As a result, we recognized a non-cash impairment loss of $5,276,000, equal to the difference between the estimated future cash flows for approved uses of methylene blue, discounted at an appropriate rate, and the carrying amount of the asset. Making the impairment determination and the amount of impairment requires significant judgment by management and assumptions with respect to the future cash flows. Changes in events or circumstances that may affect long-lived assets makes judgments and assumptions with respect to the future cash flows highly subjective.

Velostan

     Velostan is a cytostatic drug we are investigating in Europe for bladder cancer. Velostan is the first compound in a group of chemically related compounds that are believed to work by blocking cell division and reversing the malignant process in the cancer cell. We believe the optical isomer we have developed is more active and less toxic than its parent compound.

OLIGON(R) Technology

     With the acquisition of Pathagon in February 2002, we acquired patents, technology and technology patents relating to OLIGON(R) anti-infective technology, and have licensed rights from Oklahoma Medical Research Foundation for the use of thiazine dyes, including methylene blue, for other anti-infective uses.

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

Gene Therapy Technology

     Our product portfolio also includes a variety of gene therapy products that, we believe, may offer advancements in the field of cancer treatment and may have additional applications in certain non-cancer diseases such as diabetes, cystic fibrosis and other auto-immune disorders. Pursuant to a co-development agreement with the Royal Free and University College Medical School and a Canadian biotechnology company, we are developing gene vector technologies which, based on pre-clinical research and early Phase I clinical trials, we believe have potential in a wide array of clinical conditions. To date, the technology has undergone small-scale clinical testing with the albumin and thrombopoietin genes. The results showed the technology is capable of producing a prolonged elevation in serum albumin levels in cancer and cirrhosis patients with hypo-albuminemia, a serious physiological disorder.

Animal Health Products

     We also have one animal health product, Vetoryl(R) (trilostane), at market in the United Kingdom for the treatment of Cushing's disease in dogs. In November 2001, we granted to Arnolds Ltd., a major distributor of animal products in the U.K., the right to market the drug for a six-month trial period, after which time, if the results were satisfactory to Arnolds, we would enter into a licensing arrangement whereby Arnolds would pay royalties to us on sales from April 2002 onward. During the trial period, Arnolds posted more than $400,000 of sales of the drug. Arnolds has licensed the drug from us for sale in the U.K. market in consideration of a payment of a 5% royalty on sales. Separately, in May 2003, we granted to Dechra Pharmaceuticals, PLC, an affiliate of Arnolds

Ltd., the exclusive right to market the drug in the U.S. for $5.5 million of total consideration (including milestone payments) and a royalty of 2%-4% of annual net sales.

Patents and Proprietary Rights

     Our success will depend, in part, upon our ability to obtain and enforce protection for our products under U.S. and foreign patent laws and other intellectual property laws, preserve the confidentiality of our trade secrets and operate without infringing the proprietary rights of third parties. Our policy is to file patent applications in the U.S. and/or foreign jurisdictions to protect technology, inventions and improvements to our inventions that are considered important to the development of our business. Also, we will rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop a competitive position.

     Through our current license agreements, we have acquired the right to utilize the technology covered by several issued patents and patent applications, as well as additional intellectual property and know-how that could be the subject of further patent applications in the future. We evaluate the desirability of seeking patent or other forms of protection for our products in foreign markets based on the expected costs and relative benefits of attaining this protection. There can be no assurance that any patents will be issued from any applications or that any issued patents will afford adequate protection to us. Further, there can be no assurance that any issued patents will not be challenged, invalidated, infringed or circumvented or that any rights granted thereunder will provide competitive advantages to us. Parties not affiliated with us have obtained or may obtain U.S. or foreign patents or possess or may possess proprietary rights relating to our products. There can be no assurance that patents now in existence or hereafter issued to others will not adversely affect the development or commercialization of our products or that our planned activities will not infringe patents owned by others.

     As a result of the licenses described above, we are the exclusive licensee or sublicensee of three U.S. patents expiring in 2005, 2008 and 2014 relating to compounds, pharmaceutical compositions and methods of use encompassing clofarabine. We have also filed two United States patent applications relating to the use of clofarabine in autoimmune diseases. Although the composition of matter patents to trilostane have expired, we are the exclusive licensee of several United States and foreign patent applications relating to the use of trilostane alone or in combination with anticancer agents and the exclusive licensee to a manufacturing process patent for trilostane. In addition, for Gene Therapy we have international process and use patent applications filed which, if patents are issued, will expire in April 2018 and for OLIGON we have process, use and composition of matter patents in the U.S. and internationally which expire on or before April 2019 and a patent application in Japan which expires in October 2018.

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

     It is our policy to require our employees, consultants and parties to collaborative agreements to execute confidentiality agreements upon the commencement of employment or consulting relationships or a collaboration with us. These agreements provide that all confidential information developed or made known during the course of the relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees, the agreements provide that all inventions resulting from work performed for us, utilizing our property or relating to our business and conceived or completed by the individual during employment shall be our exclusive property to the extent permitted by applicable law.

Sales and Marketing

     Currently we have an arrangement in place with Genzyme for the co-development and marketing of one of our lead products, clofarabine, and another arrangement with Edwards Lifesciences for the marketing of short-term vascular access catheters using the OLIGON(R) technology. We have also engaged in our own marketing and sales efforts in connection with the marketing and sale of Modrenal(R) in the U.K. If we receive additional European approvals for our products, we intend to expand our sales force by adding up to six to 10 sales specialists in each of five other key regions within the E.U. However, in order to market any of our products effectively, we would need to establish a much more integrated marketing and sales force with technical expertise and distribution capability or contract with other pharmaceutical and/or health care companies with distribution systems and direct sales forces.

     Our marketing policy is to generate awareness of our products and target the two key audiences for our products, doctors and patients. Medical education is also a priority, with the use of peer-opinion leaders, clinical trials at major centers, satellite symposia and conferences, product advertising in specific scientific journals and trained sales personnel. Patient education is carefully controlled and is important to our marketing approach.

Manufacturing

     Our strategy is to enter into collaborative arrangements with other companies for the clinical testing, manufacture and distribution of the products. Manufacturers of our products will be subject to Good Manufacturing Practices prescribed by the FDA or other rules and regulations prescribed by foreign regulatory authorities, which may change from time to time. We do not have and do not intend to establish any internal product testing, manufacturing or distribution capabilities.

Research and Development

     In developing new products, we consider a variety of factors including: (i) existing or potential marketing opportunities for these products; (ii) our capability to arrange for these products to be manufactured on a commercial scale; (iii) whether or not these products complement our existing products;
(iv) the opportunities to leverage these products with the development of additional products; and (v) the ability to develop co-marketing relationships with pharmaceutical and/or other companies with respect to the products. We intend to fund future research and development activities at a number of medical and scientific centers in Europe and the United States. Costs related to these activities are expected to include: clinical trial expenses; drug production costs; salaries and benefits of scientific, clinical and other personnel; patent protection costs; analytical and other testing costs; professional fees; and insurance and other administrative expenses. We have spent approximately $10,895,000 and $4,883,000 on research and development activities for the fiscal years ended June 30, 2005 and 2004 respectively.

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

     Any products manufactured or distributed under FDA clearances or approvals are subject to pervasive and continuing regulation by the FDA, including record-keeping requirements and reporting of adverse experiences with the products. Drug manufacturers and their subcontractors are required to register with the FDA and state agencies, and are subject to periodic unannounced inspections by the FDA and state agencies for compliance with good manufacturing practices, which impose procedural and documentation requirements upon manufacturers and their third party manufacturers

     We are subject to numerous other federal, state, local and foreign laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control, and disposal of hazardous or potentially hazardous substances. We may incur significant costs to comply with such laws and regulations now or in the future. In addition, we cannot predict what adverse governmental regulations may arise from future United States or foreign governmental action.

     We also are subject to foreign regulatory requirements governing human clinical trials and marketing approval for pharmaceutical products which we sell outside the U.S. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country. Whether or not we obtain FDA approval, we must obtain approval of a product by the comparable regulatory authorities of foreign countries before manufacturing or marketing the product in those countries. The approval process varies from country to country and the time required for these approvals may differ substantially from that required for FDA approval. We cannot be assured that clinical trials conducted in one country will be accepted by other countries or that approval in one country will result in approval in any other country. For clinical trials conducted outside the U.S., the clinical stages generally are comparable to the phases of clinical development established by the FDA.

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

Employees

     As of August 15, 2005, we had 27 full-time employees based in New York, New York, and Edinburgh, Scotland. Of these, 3 are in management, 4 are in legal/accounting, 10 are in sales/marketing, 5 are in administration and 5 are in research and development. We believe our relationships with our employees are satisfactory.

Corporate Information

     We were incorporated as Express Finance, Inc. under the laws of the State of Delaware on August 16, 1996, and changed our name to Ascot Group, Inc. in August 1998 and further to Bioenvision, Inc. in January 1999. Our principal executive offices are located at 345 Park Avenue, 41st Floor, New York, New York 10154. Our telephone number is (212) 750-6700 and our fax number is (212) 750-6777. Our website is www.bioenvision.com.

Information included or referred to on our website is not incorporated by reference in or otherwise a part of this prospectus. Our website address is included in this annual report as an inactive textual reference only.

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

     Since our inception in August of 1996, we have been primarily engaged in organizational activities, including developing a strategic operating plan, entering into various collaborative agreements for the development of products and technologies, hiring personnel and developing and testing our products. We have not generated any material revenues to date. Accordingly, we have a limited operating history upon which an evaluation of our performance and prospects can be made.

We have incurred significant net losses since commencing business and expect future losses.

     To date, we have incurred significant net losses, including net losses of approximately $24,263,000 for the fiscal year ended June 30, 2005. At June 30, 2005, we had an accumulated deficit of approximately $62,331,000. We anticipate that we may continue to incur significant operating losses for the foreseeable future. We may never generate material revenues or achieve profitability and, if we do achieve profitability, we may not be able to maintain profitability.

Clinical trials for our products are expensive and time consuming, and may not result in any viable products.

     Before obtaining regulatory approval for the commercial sale of a product, we must demonstrate through pre-clinical testing and clinical trials that a product candidate is safe and effective for use in humans. Conducting clinical trials is a lengthy, time-consuming and expensive process. We will incur substantial expense for, and devote a significant amount of time to pre-clinical testing and clinical trials. Even with Modrenal(R), which is approved and marketed by us in the U.K. for the treatment of advanced, post-menopausal breast cancer, we are conducting a Phase II clinical trial in the U.S. regarding its treatment of prostate cancer and a Phase II clinical trial in the U.K. for its treatment of pre-menopausal breast cancer, each of which is a new potential indication for this approved drug.

     The results from pre-clinical testing and early clinical trials have often not been predictive of results obtained in later clinical trials as a number of new drugs have shown promising results in clinical trials, but subsequently failed to establish sufficient safety and efficacy data to obtain necessary regulatory approvals. Data obtained from pre-clinical and clinical activities are susceptible to varying interpretations, which may delay, limit or prevent regulatory approval. Regulatory delays or rejections may be encountered as a result of many factors, including changes in regulatory policy during the period of product development. Regulatory authorities may require additional clinical trials, which could result in increased costs and significant development delays.

     Completion of clinical trials for any product may take several or more years. The length of time generally varies substantially according to the type, complexity, novelty and intended use of the product candidate. Our commencement and rate of completion of clinical trials may be delayed by many factors, including:

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

          o    lack of efficacy during the clinical trials; or

          o    government or regulatory delays.

A significant portion of our assets relate to ancillary products, which may not be successfully commercialized.

     Our ancillary products include OLIGON, an anti-microbial compound, and Virostat, an anti-viral agent, respectively, which we acquired in February 2002 in the Pathagon acquisition. At June 30, 2005, due to the loss of an intellectual property patent suit relating to the international use of Virostat in fresh frozen plasma, we re-evaluated the fair value of the intangible assets relating to Virostat. At that date, we estimated that our undiscounted future cash flows pertaining solely and exclusively to approved uses of Virostat were less than the carrying value of our long-lived asset. As a result, we recognized a non-cash impairment loss of $5,276,000, equal to the difference between the estimated future cash flows related solely to approved uses of Virostat, discounted at an appropriate rate, and the carrying amount of the asset. Making the determinations of impairment and the amount of impairment requires significant judgment by management and assumptions with respect to the future cash flows of the assets. At June 30, 2005, subsequent to the recognition of the impairment, the net intangible assets associated with these products amounted to approximately $7.7 million and constituted approximately 9% of our total assets and approximately 11% of our stockholders' equity.

     We do not currently devote any significant time or resources to the research and development of OLIGON and only intend to do so if, and to the extent, we successfully commercialize our lead drugs, clofarabine and Modrenal(R), over the next two years. Historically, we have not devoted significant time or resource to the research and development of Virostat but our management and board of directors is currently considering the appropriate level of time and resource to be devoted to Virostat over the next two years. Based on the estimated useful life of these assets of approximately 13 years and market considerations, no assurance can be given that there will not be a further impairment of these assets in the future, which could result in a material impact on our future results of operations. Changes in events or circumstances that may affect long-lived assets, particularly in the pharmaceutical industry, makes judgments and assumptions with respect to the future cash flows highly subjective and may include, but are not limited to, cancellations or terminations of license agreements or the risk of competition that could render our products noncompetitive or obsolete.

We depend on our development agreement with Genzyme and if it does not proceed as planned, we may incur delay in the commercialization of clofarabine, which would delay our ability to generate revenues and cash flow from the sale of clofarabine.

     We have a co-development agreement with Genzyme, and pursuant to that agreement, Genzyme and any third party to which Genzyme grants a sublicense or transfer its obligations, has primary responsibility for conducting clinical trials and administering regulatory compliance and approval matters in the U.S. and Canada. While there are target dates for completion, the agreement permits Genzyme to continue working beyond those dates under certain circumstances. For example, under the co-development agreement, ILEX (Genzyme's predecessor in interest) was required to complete Pivotal Phase II Trials not later than December 31, 2002, but ILEX failed to do so. In this situation the co-development agreement provides that the milestone shall be adjusted such that Genzyme (successor in interest to ILEX) receives more time to complete the pivotal trials if the trials are ongoing at December 31, 2002 and progressing to completion within a reasonable time thereafter. Further, ILEX was required under the co-development agreement to have filed a NDA by August 31, 2003, subject to extension if ILEX continues to use its reasonable efforts to promptly complete the filing after August 31, 2003. ILEX continued to use its reasonable efforts to complete the filing after August 31, 2003 and in October 2003, ILEX filed the first part of a "rolling NDA" with the FDA.

     If Genzyme fails to meet its obligations under the co-development agreement, we could lose valuable time in developing clofarabine for commercialization both in the U.S. and in Europe. We can not provide assurance that Genzyme will not fail to meet its obligations under the co-development agreement. Development of compounds to the stage of approval includes inherent risk at each stage of development that FDA, in its discretion, will mandate a requirement not foreseeable by us or by Genzyme. There would also be testing delays if, for example, our sources of drug supply could not produce enough clofarabine to support the then ongoing clinical trials being conducted. If this were to occur, it could have a material adverse effect on our ability to develop clofarabine, obtain necessary regulatory approvals, and generate sales and cash flow from the sale of clofarabine.

     If delays in completion constitute a breach by Genzyme or there are certain other breaches of the co-development agreement by Genzyme, then, at our discretion, the primary responsibility for completion would revert to us, but there is no assurance that we would have the financial, managerial or technical resources to complete such tasks in timely fashion or at all.

We have limited experience in developing products and may be unsuccessful in our efforts to develop products.

     To achieve profitable operations, we, alone or with others, must successfully develop, clinically test, market and sell our products. We are developing clofarabine with Genzyme, our U.S. co-development partner since its acquisition of ILEX Oncology, which occurred on December 21, 2004. No assurance can be given that the operational and managerial relations with Genzyme will proceed favorably or that the timeline for development of clofarabine will not be elongated now that Genzyme has replaced ILEX as our U.S. cancer marketing partner. If the U.S. regulatory timeline is elongated, this could materially and adversely affect the European regulatory timeline for the approval of clofarabine.

     With respect to our co-lead drug, Modrenal(R), we currently have an Investigational New Drug Application filed with the FDA to conduct a Phase II Clinical Trial in the U.S. to determine efficacy of Modrenal(R) in prostate cancer patients. This Phase II Clinical Trial is being conducted at the Massachusetts General Hospital in Boston, MA. To our knowledge, Modrenal(R) has not been tested in this indication in the past and there can be no assurance that Modrenal(R) will be an effective therapy in prostate cancer. Further, our long-term drug development objectives for Modrenal(R) include attempting to test the drug and get approval in the U.S. for treatment of advanced post-menopausal breast cancer patients. These trials will take significant time and resources and no assurance can be given that developing the drug in this indication will result in a U.S. approval for Modrenal(R) in advanced post-menopausal breast cancer patients.

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

     Regulation in General. Virtually all aspects of our business are regulated by federal, state and local statutes and governmental agencies in the U.S. and other countries. Failure to comply with applicable statutes and government regulations could have a material adverse effect on our ability to develop and sell products which would have a negative impact on our cash flow. The development, testing, manufacturing, processing, quality, safety, efficacy, packaging, labeling, record-keeping, distribution, storage and advertising of pharmaceutical products, and disposal of waste products arising from these activities, are subject to regulation by one or more federal agencies. These activities are also regulated by similar state and local agencies and equivalent foreign authorities. In our material contracts with vendors providing any portion of these types of services, we seek assurances that our vendors comply and will continue to maintain compliance with all applicable rules and regulations. This is the case, for example, with respect to our contracts with Ferro Pfanstiehl and Penn Pharmaceuticals. No assurance can be given that our most significant vendors will continue to comply with these rules and regulations.

   FDA Regulation. All pharmaceutical manufacturers in the U.S. are subject to regulation by the FDA under the authority of the Federal Food, Drug, and Cosmetic Act. Under the Act, the federal government has extensive administrative and judicial enforcement powers over the activities of pharmaceutical manufacturers to ensure compliance with FDA regulations. Those powers include, but are not limited to the authority to:

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

     FDA Approval Process. We have a variety of products under development, including line extensions of existing products, reformulations of existing products and new products. All "new drugs" must be the subject of an FDA-approved new drug application before they may be marketed in the U.S. All generic equivalents to previously approved drugs or new dosage forms of existing drugs must be the subject of an FDA-approved abbreviated new drug application before they may by marketed in the U.S. In both cases, the FDA has the authority to determine what testing procedures are appropriate for a particular product and, in some instances, has not published or otherwise identified guidelines as to the appropriate procedures. The FDA has the authority to withdraw existing new drug application and abbreviated application approvals and to review the regulatory status of products marketed under the enforcement policy. The FDA may require an approved new drug application or abbreviated application for any drug product marketed under the enforcement policy if new information reveals questions about the drug's safety or effectiveness. All drugs must be manufactured in conformity with current good manufacturing practices and drugs subject to an approved new drug application or abbreviated application must be manufactured, processed, packaged, held and labeled in accordance with information contained in the new drug application or abbreviated application.

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

     Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition. A disease or condition that affects populations of fewer than 200,000 people in the U.S. generally constitutes a rare disease or condition. We may not be successful in receiving orphan drug status for certain of our products. Orphan drug designation must be requested before submitting a new drug application. After the FDA grants orphan drug designation, the generic identity of the therapeutic agent and its potential orphan use are publicized by the FDA. Under current law, orphan drug status is conferred upon the first company to receive FDA approval to market the designated drug for the designated indication. Orphan drug status also grants marketing exclusivity in the U.S. for a period of seven years following approval of the new drug application, subject to limitations. Orphan drug designation does not provide any advantage in, or shorten the duration of, the FDA regulatory approval process. Although obtaining FDA approval to market a product with orphan drug status can be advantageous, the scope of protection or the level of marketing exclusivity that is currently afforded by orphan drug status and marketing approval may not remain in effect in the future.

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

     New drug application approval for a drug with an orphan drug designation does not prevent the FDA from approving the same drug for a different indication, or a molecular variation of the same drug for the same indication. Because doctors are not restricted by the FDA from prescribing an approved drug for uses not approved by the FDA, it is also possible that another company's drug could be prescribed for indications for which products developed by us have received orphan drug designation and new drug application approval, and the same is true with the EMeA in Europe. Prescribing of approved drugs for unapproved uses, commonly referred to as "off label" sales, could adversely affect the marketing potential of products that have received an orphan drug designation and new drug application approval. In addition, new drug application approval of a drug with an orphan drug designation does not provide any marketing exclusivity in foreign markets.

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

Because many of our competitors have substantially greater capabilities and resources than us, they may be able to develop products before us or develop more effective products or market them more effectively, which would adversely affect our ability to generate revenue and cash flow.

     Competition in our industry is intense. Potential competitors in the U.S. and Europe are numerous and include pharmaceutical, chemical and biotechnology companies, most of which have substantially greater capital resources, marketing experience, research and development staffs and facilities than us. Potential competitors for certain indications of our lead drugs include, with respect to clofarabine, Schering AG, which markets fludarabine, and certain generic drug companies in Europe which could market fludarabine upon expiry of the patent protections held by Schering AG. Potential competitors with respect to Modrenal(R) include Astra-Zeneca and Novartis, which market tamoxifen and other aromatase inhibitors, which could be used by clinicians as first and second line therapies in patients with hormone sensitive, advanced, post-menopausal breast cancer prior to a Modrenal(R) regimen of treatment. No assurance can be given that the ongoing business activities of our competitors will not have a material adverse effect on our business prospects and projections going forward.

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

If we are unable to respond to rapid technological change and evolving therapies, our technologies and products could become less competitive or obsolete and our revenues and results of operations will be adversely affected.

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

We rely on a limited number of manufacturers to operate our business and our products have not been manufactured in significant quantities. If these manufacturers experience problems or favor our competitors, we could fail to obtain sufficient quantities of products we require to operate our business successfully.

     We have never manufactured any products in commercial quantities, and the products being developed by us may not be suitable for commercial manufacturing in a cost-effective manner. Manufacturers of products developed by us will be subject to current good manufacturing practices prescribed by the FDA or other rules and regulations prescribed by foreign regulatory authorities. We may not be able to enter into or maintain relationships either domestically or abroad with manufacturers whose facilities and procedures comply or will continue to comply with current good manufacturing practices or applicable foreign requirements. Failure by a manufacturer of our products to comply with current good manufacturing practices or applicable foreign requirements could result in significant time delays or our inability to commercialize or continue to market a product and could have a material adverse effect on our sales of products and, therefore, our cash flow. In the U.S., failure to comply with current good manufacturing practices or other applicable legal requirements can lead to federal seizure of violative products, injunctive actions brought by the federal government, and potential criminal and civil liability on the part of a company and our officers and employees.

We have limited sales and marketing capability, and may not be successful in selling or marketing our products.

     The creation of infrastructure to commercialize oncology products is a difficult, expensive and time-consuming process. We may not be able to establish direct or indirect sales and distribution capabilities outside of the UK or be successful in gaining market acceptance for proprietary products or for other products. We currently have very limited sales and marketing capabilities outside of the UK. We currently employ eight full-time sales employees and two full-time marketing employees. To market any products directly, we will need to develop a more fulsome marketing and sales force with technical expertise and distribution capability or contract with other pharmaceutical and/or health care companies with distribution systems and direct sales forces. To the extent that we enter into co-promotion or other licensing arrangements, any revenues to be received by us will be dependent on the efforts of third parties. The efforts of third parties may not be successful. Our failure to establish marketing and distribution capabilities or to enter into marketing and distribution arrangements with third parties could have a material adverse effect on our revenue and cash flows.

We are dependent on certain key personnel and the loss of one or more these individuals could disrupt our operations and adversely affect our financial results.

     We are highly dependent on our Chief Executive Officer to develop our lead drug. Dr. Wood has an employment agreement with us, dated December 31, 2002, for an initial term of one year which automatically extends for additional one year periods until either party gives the other written notice of termination at least 90 days prior to the end of the current term. Dr. Wood is not near retirement age and he does not, to our knowledge, plan on leaving us in the near future. Dr. Wood is one of our founders and he is intimately familiar with the science that underlies our lead drugs and ancillary technologies. He also maintains a position on the clofarabine management team that is responsible for all drug development activities relating to that lead drug, and has been instrumental in the development and maintenance of our key relationships within the scientific research and medical communities, and those with our vendors, inventors, co-development partners and licensors. If Dr. Wood was no longer employed by us, the development of our drugs would be significantly delayed and otherwise would be adversely impacted, and we may be unable to maintain and develop these important relationships.

     In addition, we will be required to hire additional qualified scientific and technical personnel, as well as personnel with expertise in clinical testing and government regulation to expand our research and development programs and pursue our product development and marketing plans. There is intense competition for qualified personnel in the areas of our activities, and there can be no assurance that we will be able to attract and retain the qualified personnel necessary for the development of its business. We face competition for qualified individuals from numerous pharmaceutical and biotechnology companies, universities and research institutions. The failure to attract and retain key scientific, marketing and technical personnel would have a material adverse effect on the development of our business and our ability to develop, market and sell our products. See also "- We have limited sales and marketing capability, and may not be successful in selling or marketing our products" above.

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

     The pharmaceutical industry places considerable importance on obtaining patent and trade secret protection for new technologies, products and processes. Our success will depend on our ability to obtain and enforce protection for products that we develop under U.S. and foreign patent laws and other intellectual property laws, preserve the confidentiality of our trade secrets and operate without infringing the proprietary rights of third parties. Through our current license agreements, we have acquired the right to utilize the technology covered by issued patents and patent applications, as well as additional intellectual property and know-how that could be the subject of further patent applications in the future. Several of the original patents to Modrenal(R) have expired in the U.S. and foreign countries. Thus, we and our licensor, Stegram Pharmaceutical Ltd., are pursuing patent applications to specific uses, combination therapy and dosages or formulations of Modrenal(R). We cannot guarantee that such applications will result in issued patents or that such patents if issued will provide adequate protection against competitors. Patents may not be issued from these applications and issued patents may not give us adequate protection or a competitive advantage. Issued patents may be challenged, invalidated, infringed or circumvented, and any rights granted thereunder may not provide us with competitive advantages. Parties not affiliated with us have obtained or may obtain U.S. or foreign patents or possess or may possess proprietary rights relating to products being developed or to be developed by us. Patents now in existence or hereafter issued to others may adversely affect the development or commercialization of products developed or to be developed by us. Our planned activities may infringe patents owned by others. Our patents to clofarabine are licensed from SRI. The current projected expiration date of the license is March 2021. These patents cover pharmaceutical compositions and methods of using clofarabine. We cannot guarantee that these patents would survive an attack on their validity or that they will provide a competitive advantage over our competitors. Moreover, we cannot guarantee that SRI was the first to invent the subject matter of these patents. In addition, we are aware of a third party U.S. patent which is directed to the treatment of chronic myeloid leukemia, or CML, using specific doses of clofarabine. We believe that our development and marketing of clofarabine for treatment of acute leukemias will not infringe any of the claims of this U.S. patent. Further, we believe that our development and marketing of clofarabine for treatment of chronic lymphocytic leukemia will not infringe any of the claims of this U.S. patent. If this patent is asserted against us, even though we may be successful in defending against such an assertion, our defense would require substantial financial and human resources. In addition, we may need a license to this patent to use the claimed dose in the treatment of CML. However, we do not know if such a license is available at commercially reasonable terms, if at all.

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

Our international operations subject us to social, political and economic risks of doing business in foreign countries.

     We have the right to manufacture, market and distribute our lead drugs, clofarabine and Modrenal(R), in territories outside of the U.S. Specifically, we currently market Modrenal(R) in the United Kingdom and upon receiving European approval for clofarabine, we intend to market the drug throughout Europe. Further, nearly half of our employees are employed by Bioenvision Limited, our wholly-owned subsidiary with offices in Edinburgh, Scotland.

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

     We do not engage in forward currency transactions which means we are susceptible to fluctuations in the U.S. dollar against foreign currencies such as the pound sterling. Accordingly, as the value of the dollar becomes weaker against the pound sterling, ongoing services provided by our UK employees, Clinical research organizations and other service providers become more expensive to us. No assurance can be given that the U.S. dollar will not continue to weaken which could have a material adverse effect on the costs associated with our drug development activities.

We cannot predict our future capital needs and we may not be able to secure additional financing which could affect our ability to operate as a going concern.

     As of June 30, 2005, we had stockholders' equity of approximately $66,614,000 and net working capital of approximately $60,112,000. However, we may need additional financing to continue to fund the research and development and marketing programs for our products and to generally expand and grow our business. For example, we will need to employ a European sales force within the next twelve months to capitalize on the commercial potential for clofarabine and Modrenal(R) if and to the extent our lead drugs are at market in Europe by the end of calendar year 2005. To the extent that we will be required to fund operating losses, our financial position would deteriorate. There can be no assurance that we will be able to find significant additional financing at all or on terms favorable to us. If equity securities are issued in connection with a financing, dilution to our stockholders would result, and if additional funds are raised through the incurrence of debt, we may be subject to restrictions on our operations and finances. Furthermore, if we do incur debt, we may be limiting our ability to repurchase capital stock, engage in mergers, consolidations, acquisitions and asset sales, or alter our lines of business or accounting methods, even though these actions would otherwise benefit our business.

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

Complying with changing corporate governance regulations, including an evaluation of our internal controls, may adversely affect our business and operations.

     Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and NASDAQ market rules, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity. As a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance, internal control and public disclosure. As a result, we intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies, our reputation may be harmed and our operations and revenues may be adversely affected.

We need to improve our internal controls over financial reporting.

     In connection with its review of our consolidated financial statements as of and for the three and nine month periods ended March 31, 2004, Grant Thornton LLP, then our registered independent public accounting firm, advised the Audit Committee and management of certain significant internal control deficiencies that they considered to be, in the aggregate, a material weakness, under standards established by the American Institute of Certified Public Accountants, including, inadequate staffing and supervision leading to the untimely identification and resolution of certain accounting matters, failure to perform timely reviews, substantiation and evaluation of certain general ledger account balances, lack of procedures or expertise needed to prepare all required disclosures and evidence that employees lack the qualifications and training to fulfill their assigned functions. A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes the entity's internal control from reducing to an appropriately low level the risk that material misstatements in the financial statements will not be prevented or detected on a timely basis. In response to the observations made by Grant Thornton LLP, we undertook a re-evaluation of our internal controls and procedures relating to those observations and implemented such enhancements as the review suggested were appropriate including the hiring a controller and a director of financial reporting.

     As of March 31, 2005, the Company identified the following material weakness:

     o Failure to ensure the correct application of SFAS 109 "Accounting for Income Taxes" with respect to purchase business combinations and failure to correct that error subsequently resulting from the lack of personnel knowledgeable in the accounting for income taxes.

     As of June 30, 2005 the Company identified the following material weakness:

     o We did not maintain effective controls relating to the timely identification, evaluation and accurate resolution of non-routine or complex accounting matters, specifically, (i) we did not timely identify and evaluate a change of circumstances that resulted in an impairment of our intangible assets relating to certain patents, (ii) we did not timely identify and accurately resolve an accounting issue related to contractual revenue recognition and (iii) we did not timely evaluate our accounts receivable for the need of a valuation allowance, each of which resulted in a material adjustment to our consolidated financial statements for the fiscal year ended June 30, 2005.

     In an effort to remediate the identified material weaknesses we continue to implement a number of changes to our internal controls over financial reporting, including, improved training and education for all relevant internal personnel and the hiring of additional internal resources. If these remedial initiatives are insufficient to address these material weaknesses, or if additional material weaknesses or significant deficiencies in our internal controls are discovered in the future, we may fail to meet our future reporting obligations on a timely basis, our financial statements may contain material misstatements, and our common stock may be delisted from the Nasdaq National Market.

We are exposed to potential risks from recent legislation requiring companies to evaluate their internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002.

     We are evaluating our internal controls systems in order to allow management to report on the effectiveness of our internal control over financial reporting and our registered independent public accounting firm to attest to this report, as required by Section 404 of the Sarbanes-Oxley Act. We are performing the system and process evaluation and testing, and implementing any necessary remediation, required in an effort to comply with the management report and public accounting firm attestation requirements and continue to incur additional expenses and devote significant management time towards completing actions required for management's evaluation. The evaluation and attestation processes required by Section 404 are new and neither public companies nor public accounting firms have significant experience in testing or complying with these requirements. While we have developed and are implementing plans to fully implement the requirements relating to internal controls and all other aspects of Section 404 in a timely fashion, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations since, like other public companies, we and our registered independent public accounting firm are undergoing the process for the first time in a regulatory environment where the standards to assess adequacy of compliance are under development. We cannot assure you that there may not be significant deficiencies or material weaknesses that would be required to be reported as a result of the process.

The price of our common stock is likely to be volatile and subject to wide fluctuations.

     The market price of the securities of biotechnology companies has been especially volatile. Thus, the market price of our common stock is likely to be subject to wide fluctuations. For the twelve month period ended June 30, 2005, our closing stock price has ranged from a high of $11.74 to a low of $5.17. If our revenues do not grow or grow more slowly than we anticipate, or, if operating or capital expenditures exceed our expectations and cannot be adjusted accordingly, or if some other event adversely affects us, the market price of our common stock could decline. In addition, if the market for pharmaceutical and biotechnology stocks or the stock market in general experiences a loss in investor confidence or otherwise fails, the market price of our common stock could fall for reasons unrelated to our business, results of operations and financial condition. The market price of our stock also might decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. In the past, companies that have experienced volatility in the market price of their stock have been the subject of securities class action litigation. If we were to become the subject of securities class action litigation, it could result in substantial costs and a diversion of management's attention and resources.

Future sales or the possibility of future sales of substantial amount of our common stock by stockholders or by our officers and directors may cause the price of our common stock to decline.

     Officers, directors and employees, and certain other stockholders hold significant numbers of shares of our common stock. Some of those shares are freely tradable without restriction under the federal securities laws, and those that are not may be sold in the future pursuant to newly filed effective registration statements, in compliance with the requirements of Rule 144 under the Securities Act. Sales in the public market of substantial amounts of our common stock, whether by our officers, directors, employees or others, or the perception that such sales could occur, could materially adversely affect prevailing market prices for our common stock and our ability to raise additional capital through the sale of equity securities.

Anti-takeover laws, our shareholder rights plan, and provisions of our certificate of incorporation may discourage, delay, or prevent a merger or acquisition that our stockholders may consider favorable.

     Section 203 of the Delaware General Corporation Law contains provisions that may delay or prevent a third party from acquiring control of us, even if doing so might be beneficial to our stockholders by providing them an opportunity to sell their shares at a premium to the then current market price. In general, Section 203 prohibits designated types of business combinations, including mergers, for a period of three years between us and any third party who owns 15% or more of our common stock. This provision does not apply if:

o our board of directors approves the transaction before the third party acquires 15% of our common stock;

o the third party acquires at least 85% of our common stock at the time its ownership exceeds the 15% level; or

o our board of directors and two-thirds of the shares of our common stock not held by the third party vote in favor of the transaction.

     We also adopted a shareholder rights plan on November 17, 2004 to deter hostile or coercive attempts to acquire us. Under the plan, if any person or group acquires more than 15% of our common stock without approval of the board of directors under specified circumstances, our other stockholders have the right to purchase shares of our common stock, or shares of the acquiring company, at a substantial discount to the public market price. This plan makes an acquisition much more costly to a potential acquirer, which may deter a potential acquisition.

     Our certificate of incorporation also authorizes us to issue up to 20,000,000 shares of preferred stock in one or more different series with terms fixed by the board of directors. Stockholder approval is not necessary to issue preferred stock in this manner. Thus, our board of directors can authorize and issue shares of preferred stock with voting or conversion rights that could adversely affect the voting or other rights of holders of our common stock and thereby reduce its value. These rights could have the effect of making it more difficult for a person or group to acquire control of us, as well as prevent or frustrate any attempt by stockholders to change our direction or management. While our board of directors has no current intention to issue any preferred stock, the issuance of these shares may deter potential acquirors.

Our existing principal stockholders, executive officers and directors will continue to have substantial control over our company after this offering, which may prevent you or other stockholders from influencing significant corporate decisions.

     Our existing principal stockholders, executive officers and directors beneficially own, in the aggregate, approximately 52% of our outstanding common stock. As a result, these stockholders will, if they so choose, be able to substantially control all matters requiring stockholder approval. These matters include the election of directors and approval of significant corporate transactions, such as a merger, consolidation, takeover or other business combination involving us. Our existing principal stockholders, executive officers and directors may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership could also adversely affect the market price of our common stock or reduce any premium over market price that an acquirer might otherwise pay.

Certain events could result in a dilution of holders of our common stock.

     As of June 30, 2005, we had 40,558,948 shares of common stock outstanding, 2,250,000 shares of Series A Convertible Preferred Stock outstanding which are currently convertible into 4,500,000 shares of common stock and common stock equivalents, and warrants and stock options, convertible or exercisable into 11,472,413 shares of our common stock. The exercise and conversion prices of the common stock equivalents range from $0.74 to $8.87 per share. We have also reserved for issuance an aggregate of 4,500,000 shares of common stock for a stock option plan for our employees. Historically, from time to time, we have awarded our common stock to our officers, in lieu of cash compensation, although we do not expect to do so in the future. As of June 30, 2005, we have the sale of shares of common stock underlying 4,500,000 options are registered under the Securities Act on Form S-8. The future resale of these shares underlying stock options will result in a dilution to your percentage ownership of our common stock and could adversely affect the market price of our common stock.

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

Where You Can Find More Information

     We file annual, quarterly and special reports, proxy statements and other information with the SEC. This information is available at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information about Bioenvision and other issuers that file electronically with the SEC at http://www.sec.gov.

Item 2.  Description of Property

Facilities

     As of the date of this report we do not own any interest in real property. We currently lease 5,549 square feet of office space at our principal executive offices at 345 Park Avenue, 41st Floor, New York, New York 10154 for base rent of approximately $26,351 per month. These facilities are the center for all of our administrative functions in the United States. Also, we rent approximately 2,437 square feet of office space in Edinburgh, Scotland for approximately
GBP 14,400 per month. To date, most of our drug development programs have been conducted at scientific institutions around the world. It is our policy to continue development at leading scientific institutions in the U.S. and Europe. We do not plan to conduct laboratory research in any of our facilities in the near future, rather, we plan to conduct research through collaborative arrangements with SRI and others.

Item 3.  Legal Proceedings

     On December 19, 2003, the Company filed a complaint against Dr. Deidre Tessman and Tessman Technology Ltd. (the "Tessman Defendants") in the Supreme Court of the State of New York, County of New York (Index No.

03-603984). An amended complaint alleges, among other things, breach of contract and negligence by Tessman and Tessman Technology and demands judgment against Tessman and Tessman Technology in an amount to be determined by the Court. The Tessman Defendants removed the case to federal court, then remanded it to state court and served an answer with several purported counterclaims. The Company denies the allegations in the counterclaims and intends to pursue its claims against the Tessman Defendants vigorously. Each of the parties has moved for summary judgment dismissing all but one of the claims of the other parties. Those motions have not been decided by the Court.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

 Market Information

     Our common stock trades on the Nasdaq National Market under the symbol "BIVN". The following table sets forth the high and low sales of our common stock for the periods indicated, as reported by Nasdaq:.

                                                     High              Low
                                               ---------------- ----------------
Fiscal year ended June 30, 2004
First Quarter..........................             $5.20             $1.70
Second Quarter.........................              5.40              3.13
Third Quarter..........................             10.25              3.74
Fourth Quarter.........................             12.00              8.00

Fiscal year ended June 30, 2005
First Quarter..........................             $9.24             $5.90
Second Quarter.........................             11.74              6.86
Third Quarter..........................              9.18              5.17
Fourth Quarter ........................              7.50              5.30


     The last reported sale price of our common stock on the Nasdaq National Market on October 6, 2005 was $7.25.

     As of October 6, 2005, there were approximately 162 holders of record of our common stock.

Dividend Policy

     We have never declared or paid cash dividends on our common stock, and our board of directors does not intend to declare or pay any dividends on the common stock in the foreseeable future. However, we are required to accrue for and pay a dividend of 5%, subject to certain adjustments, on our cumulative Series A Convertible Participating Preferred Stock. Our earnings, if any, are expected to be retained for use in expanding our business. The declaration and payment in the future of any cash or stock dividends on the common stock will be at the discretion of the board of directors and will depend upon a variety of factors, including our ability to service our outstanding indebtedness and to pay our dividend obligations on securities ranking senior to the common stock, our future earnings, if any, capital requirements, financial condition and such other factors as our Board of Directors may consider to be relevant from time to time.

Equity Compensation Plan Information


     The following table provides information about the securities authorized for issuance under the Company's equity compensation plans as of June 30, 2005:



                                   Number of                           Number of securities
                               securities to be                      remaining available for
                                 issued upon      Weighted-average    future issuance under
                                 exercise of      exercise price of    equity compensation
                                 outstanding         outstanding        plans (excluding
                              options, warrants   options, warrants  securities reflected in
                                  and rights         and rights            column (a))

        Plan category                (a)                 (b)                   (c)
----------------------------------------------------------------------------------------------
Equity compensation plans
   approved by security
   holders                        2,463,167               $4.56            1,543,500
Equity compensation plans
   not approved by security
   holders(1)                            --               --                      --

Total                             2,463,167               $4.56            1,543,500


     (1) We have no equity compensation plans not approved by security holders.

     The Board of Directors adopted, and our stockholders approved our 2003 Stock Incentive Plan at the Annual Meeting held in January of 2004. The plan was adopted to recognize the contributions made by our employees, officers, consultants, and directors, to provide those individuals with additional incentive to devote themselves to our future success and to improve our ability to attract, retain and motivate individuals upon whom our growth and financial success depends. There are 4,500,000 shares reserved for grants of options under the plan and at June 30, 2005, 2,956,500 of these options had been issued.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

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

Summary of Critical Accounting Policies

     Financial Reporting Release No. 60, which was released by the SEC, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of the consolidated financial statements. In addition, Financial Reporting Release No. 61 was released by the SEC, which requires all companies to include a discussion to address, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments. The following discussion is intended to supplement the summary of significant accounting policies as described in Note 1 of the Notes To Consolidated Financial Statements for the year ended June 30, 2005 included under Item 7 in this annual report on Form 10-KSB, which are presented beginning at page F-1.

     These policies were selected because they represent the critical accounting policies and methods that are broadly applied in the preparation of the consolidated financial statements.

Revenue Recognition

     In accordance with SEC Staff Accounting Bulletin No. 104, or SAB 104, upfront nonrefundable fees associated with research and development collaboration agreements where the Company has continuing involvement in the agreement, are recorded as deferred revenue and recognized over the estimated research and development period using the straight-line method. If the estimated period is subsequently modified, the period over which the up-front fee is recognized is modified accordingly on a prospective basis using the straight-line method. Continuation of certain contracts and grants are dependent upon the Company and/or its co-development partners' achieving specific contractual milestones; however, none of the payments received to date are refundable regardless of the outcome of the project. Upfront nonrefundable fees associated with licensing arrangements are recorded as deferred revenue and recognized over the term of the licensing arrangement using the straight line method, which approximates the life of the patent.

     Royalty revenue from product licensees is recorded when persuasive evidence of an arrangement exists, the price is fixed or determinable, the goods have been delivered and collectibility is reasonably assured.

     The Company currently sells its products to wholesale distributors and directly to hospitals, clinics, and retail pharmacies. Revenue from product sales is recognized when the risk of loss is passed to the customer, the sales price is fixed and determinable, and collectibility is reasonably assured. As the customer does not have the right of return the Company does not record a reserve for sales returns.

     Revenue related to research and development with our corporate co-development partner is recognized as research and development contract revenue when persuasive evidence of an arrangement exists, the services are performed, and collectibility is reasonably assured. Research & development contract revenue represents payments due from our co-development partner relating to the reimbursement of 50% for certain of our ongoing research costs in the development of clofarabine outside the United States.

     The Company follows the guidance of Emerging Issues Task Force, or ETIF, 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent" in the presentation of revenues and direct costs of revenues. This guidance requires the Company to assess whether it acts as a principal in the transaction or as an agent acting on behalf of others. The Company records revenue transactions gross in its statements of operations if it is deemed the principal in the transaction, which includes being the primary obligor and having the risks and rewards of ownership.

Stock Based Compensation

     In accordance with the provisions of SFAS No. 123, "Accounting for Stock Based Compensation," or SFAS 123, the Company accounts for stock based compensation arrangements with employees in accordance with provisions of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees, " or APB 25. Compensation expense for stock options issued to employees is based on the difference on the date of grant, between the fair value of the Company's stock and the exercise price of the option. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS 123 and Emerging Issues Task Force No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services," or EITF 96-18. Under EITF No. 96-18, where the fair value of the equity instrument is more reliably measurable than the fair value of services received, such services will be valued based on the fair value of the equity instrument.

     We utilize the Black-Scholes model to measure the value of an employee option. The Black-Scholes model is a trading options-pricing model that neither considers the non-traded nature of employee stock options, nor the restrictions on such trading, the lack of transferability or the ability of employees to forfeit the options prior to expiry. If the model adequately permitted consideration of the unique characteristics of employee stock options, the resulting estimate of the fair value of the stock options could be different. Our estimates of employee stock option values rely on estimates of factors we input into the Black-Scholes model. The key factors involve an estimate of future uncertain events. We determine expected volatility based on historical activity. We believe that these market-based inputs provide a better estimate of our future stock price movements. We also use historical exercise patterns as our best estimate of future exercise patterns.

Impairment of Long-Lived Assets

     We believe that the accounting estimate relating to impairment of our intangible assets involves a critical accounting estimation methodology. The estimate is highly susceptible to change from period to period because it requires management to make significant judgments and assumptions about future revenue, operating costs and development expenditures. Some of the more significant estimates and assumptions inherent in the intangible asset impairment estimation process include: the timing and amount of projected future cash flows; the discount rate selected to measure the risks inherent in the future cash flows; and the competitive trends impacting the asset, including consideration of any technical, legal, regulatory, or economic barriers to entry as well as expected changes in standard of practice for indications addressed by the asset. Changes in events or circumstances that may affect long-lived assets, particularly in the pharmaceutical industry, makes judgments and assumptions with respect to the future cash flows highly subjective and may include, but are not limited to, cancellations or terminations of license agreements or the risk of competition that could render our products noncompetitive or obsolete.

Overview and Company Status

     We are a product-focused biopharmaceutical company with two approved cancer therapeutics. In December 2004, the FDA approved our lead cancer product, clofarabine, for the treatment of ALL in patients who are relapsed or refractory to at least two prior regimens of treatment. We believe clofarabine is the first new medicine initially approved in the United States for children with leukemia in more than a decade. Clofarabine has received Orphan Drug designation in the U.S. and the E.U. Genzyme Corporation, our co-development partner, currently holds marketing rights in the U.S. and Canada for clofarabine for certain cancer indications and currently controls U.S. development of clofarabine in these indications. Genzyme is marketing clofarabine under the brand name Clolar(R) in the U.S. In Europe, we have filed for approval of clofarabine in pediatric ALL with the EMeA. If approved, we anticipate commencing sales in Europe during the first quarter of calendar 2006 through a dedicated European sales force.

     We are selling our second product, Modrenal(R), in the U.K., through our sales force of eight sales specialists. Modrenal(R) is approved in the U.K. for the treatment of post-menopausal advanced breast cancer following relapse to initial hormone therapy.

     If we receive additional European approvals for our products, we intend to expand our sales force by adding up to six to 10 sales specialists in each of five other key regions within the E.U. which include the countries of France, Germany, Italy, Spain, Portugal, Netherlands, Austria, Belgium, Denmark and Sweden. Further, we intend to penetrate all of the other markets within the E.U. upon establishing traction in the E.U's major markets.

     Over the next 12 months, we intend to continue our internal growth strategy to provide the necessary regulatory, sales and marketing capabilities which will be required to pursue the expanded development programs for clofarabine and Modrenal(R) described above.

     We have made significant progress in developing our product portfolio over the past twelve months, and have multiple products in clinical trials. We have incurred losses during this early stage of our operations. Our management believes that we have the opportunity to become a leading oncology-focused pharmaceutical company in the next four years if we successfully bring clofarabine to market in Europe and successfully develop certain of our other product candidates.

     We anticipate that revenues derived from our two lead drugs, clofarabine and Modrenal(R) will permit us to further develop the other products currently in our product pipeline. In addition to clofarabine and Modrenal(R), we are performing initial development work Virostat for the treatment of Hepatitis C and Velostan, initially for the treatment of bladder cancer. The work to date on these compounds has been limited because of the need to concentrate on clofarabine and Modrenal(R) but management believe these compounds have potential value. With Virostat the Company has commenced a phase II clinical trial in patients with hepatitis C viral infection and with Velostan the Company has been developing a process for the separation of optical isomers of the compound. We have had discussions with potential product co-development partners from time to time, and plan to continue to explore the possibilities for co-development and sub-licensing in order to implement our development plans. In addition, we believe that some of our products may have applications in treating non-cancer conditions in humans and in animals. Those conditions are outside our core business focus and we do not presently intend to devote a substantial portion of our resources to addressing those conditions.

     In May 2003, we entered into a License and Sub-License Agreement with Dechra Pharmaceuticals, plc, or Dechra, pursuant to which we sub-licensed the marketing and development rights to Vetoryl(R) (trilostane), solely with respect to animal health applications, in the U.S. and Canada, to Dechra. We received $1.25 million in cash, together with future milestone and royalty payments which are contingent upon the occurrence of certain events. We intend to continue to try and capitalize on these types of opportunities as they arise. The Company also owns rights to OLIGON(R) technology and we have had discussions with potential product licensing partners from time to time, and plan to continue to explore the possibilities for co-development and sub-licensing in order to implement our development plans.

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

     We may not be successful in addressing these or any risks associated with our business and/or products. If we were unable to do so, our business prospects, financial condition and results of operations would be materially adversely affected. The likelihood of our success must be considered in light of the development cycles of new pharmaceutical products and technologies and the competitive and regulatory environment in which we operate.

Results of Operations

Year Ended June 30, 2005 Compared to Year Ended June 30, 2004

     We reported revenues of approximately $4,651,000 and $3,102,000 for the years ended June 30, 2005 and 2004, respectively, representing an increase of approximately $1,549,000. This increase primarily was due to an increase in license and royalty revenue from milestone payments and royalties received from certain of our co-development partners in the amount of approximately $450,000, an increase in research and development contract revenue due to increased sales in the Named Patient Program, increased reimbursements from Genzyme related to clofarabine research and development expenses, in the amount of approximately $488,000, and revenue from the sale of Modrenal(R) of approximately $611,000.

     The cost of products sold for years ended June 30, 2005 and June 30, 2004 were approximately $921,000 and $0, respectively. The cost of products sold reflects the direct costs associated with our sales of Modrenal(R) including royalties due on the sale of our lead products of approximately $525,000.

     Research and development costs for the years ended June 30, 2005 and 2004 were approximately $10,895,000 and $4,883,000 respectively, representing an increase of $6,012,000.

      Our research and development costs include costs associated with the six projects shown in the table below, five of which the Company currently devotes time and resources:

Product               2005           2004          Change from prior year
--------              ----           ----          ----------------------
                          (in thousands)
Clofarabine           $8,697        $2,650         $6,047

Modrenal              $1,972        $2,026         $(54)

Virostat              $131          $48            $83

Velostan              $79           $152           $(73)

OLIGON                $16           $6             $10

Gene Therapy          -             -              -

     Clofarabine research and development costs for the years ended June 30, 2005 and 2004 were approximately $8,697,000 and $2,650,000, respectively, representing an increase of approximately $6,047,000. The increase primarily reflects costs which are associated with our increased development activities and clinical trials of clofarabine being conducted in Europe, certain of which are partially reimbursed by Genzyme.

     Modrenal(R) research and development costs for the years ended June 30, 2005 and 2004 were approximately $1,972,000 and $2,026,000, respectively, representing a decrease of $54,000. The decrease primarily reflects the Company's primary focus on clofarabine during this period.

     Virostat research and development costs for the years ended June 30, 2005 and 2004 were approximately $131,000 and $48,000, respectively, representing an increase of $83,000. The increase primarily reflects the costs associated with the ongoing, multi-center investigator sponsored Phase II clinical trial being conducted in Egypt and Southern Europe during the year ended June 30, 2005.

     Velostan research and development costs for the years ended June 30, 2005 and 2004 were approximately $79,000 and $152,000, respectively, representing a decrease of $73,000. The decrease primarily reflects the Company's primary focus on clofarabine during this period.

      OLIGON research and development costs for the years ended June 30, 2005 and 2004 were $16,000 and $6,000, respectively, representing an increase of $10,000. The increase primarily reflects pre-development costs incurred in connection with continuing co-partnering discussions.

     There were no research and development costs associated with Gene Therapy for the years ended June 30, 2005 and 2004 due to the Company's focus on clofarabine during this period.

     The clinical trials and development strategy for the clofarabine and Modrenal(R) projects, in each case, is anticipated to cost several million dollars and will continue for several years based on the number of clinical indications within which we plan to develop these drugs. Currently, management cannot estimate the timing or costs associated with these projects because many of the variables, such as interaction with regulatory authorities and response rates in various clinical trials, are not predictable. Total costs to date for each of our projects is as follows: (i) clofarabine research and development costs have been approximately $14,315,000; (ii) Modrenal(R) research and development costs have been approximately $6,369,000; (iii) Velostan research and development costs have been approximately $380,000; (iv) Virostat research and development costs have been approximately $189,000; (v) OLIGON research and development costs have been approximately $25,000; and (vi) Gene Therapy research and development costs have been approximately $451,000.

     Selling, general and administrative expenses for the years ended June 30, 2005 and 2004 were approximately $10,182,000 and $9,082,000, respectively, representing an increase of $1,100,000. This increase primarily is due to:

     o an increase in payroll due to the significant increase in employee headcount in both New York and Edinburgh offices of approximately $800,000;

     o an increase in consulting and legal fees due to the Company's expansion of regulatory and investor relations initiatives, and the restatement of the Company's financial statements included in the Company's 2004 annual report on Form 10-KSB, in the amount of $1,559,000;

     o an increase in sales and marketing costs of approximately $592,000 related to the Company's development of a sales and marketing force in the UK;

     o an increase of approximately $250,000 due to an increase in the Company's annual rent expense; and

     o an increase of approximately $97,000 due to an increase in insurance premiums paid by the Company.

     These increases are substantially offset by a decrease in costs associated with the variable accounting treatment of options issued to an officer of the Company in the amount of approximately $2,200,000.

     Depreciation and amortization expense for the years ended June 30, 2005 and 2004 were approximately $1,439,000 and $1,348,000, respectively, representing an increase of $91,000. This increase primarily reflects the corresponding increase in our net asset base.

     Provision for bad debts for the years ended June 30, 2005 and 2004 were approximately $869,000 and $0, respectively. The increase is due to the Company recording a valuation allowance relating to certain of the outstanding receivable balances from our co-development partner totaling $869,000 in the current year. Management believes the amounts billed to its co-development partner and previously recorded as revenue through March 31, 2005 are supportable and continues to actively pursue collection of the outstanding balances. During its quarterly closing process the Company further evaluated the collectibility of such amounts and concluded that based upon the available information a valuation allowance was required. Additionally, based on the delay in payment from our co-development partner and other information, management concluded that collectibility was no longer reasonably assured and therefore, did not recognize revenue on amounts billed in the quarter ended June 30, 2005.

     Prior to the fourth quarter of 2005, we tested for impairment our methylene blue intangibles acquired in connection with the Pathagon acquisition and determined that, based on our assumptions, the sum of the expected future cash flows, undiscounted and pertaining solely and exclusively to approved indications, exceeded the carrying value of its long-lived assets and therefore we did not recognize an impairment. Due to the loss of an intellectual property patent suit relating to the international use of methylene blue in fresh frozen plasma, we re-evaluated the intangible asset relating to methylene blue at June 30, 2005. At that date, we estimated that our undiscounted future cash flows, again relating solely and exclusively to approved uses of methylene blue, were less than the carrying value. As a result, we recognized a non-cash impairment loss of $5,276,000, equal to the difference between the estimated future cash flows for approved uses of methylene blue, discounted at an appropriate rate, and the carrying amount of the asset. Making the impairment determination and the amount of impairment requires significant judgment by management and assumptions with respect to the future cash flows. Changes in events or circumstances that may affect long-lived assets makes judgments and assumptions with respect to the future cash flows highly subjective.

Year Ended June 30, 2004 Compared to Year Ended June 30, 2003

     We reported revenues of approximately $3,102,000 and $505,000 for the years ended June 30, 2004 and 2003, respectively. Revenues reflect recognition of consideration received pursuant to our agreements with co-development and sub-licensing partners in connection with our platform of drugs and technologies. Of the revenues recorded for the year ended June 30, 2004, approximately $2,100,000 was recognized from ILEX (predecessor to Genzyme), pursuant to the Co-Development Agreement, and approximately $600,000 was recognized from Stegram Pharmaceuticals under the Stegram Co-Development Agreement.

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

     Velostan research and development costs were approximately $152,000 and $30,000, respectively, representing an increase of $122,000. The increase primarily reflects preparation of a protocol and other preparatory activities in advance of the Phase I Clinical Trial which has not yet commenced to date.

     Gene Therapy research and development costs for the year ended June 30, 2004 and 2003 were approximately $0 and ($130,000), respectively. The 2003 amount primarily reflects a reversal of an accrued expense in the year ended 2002 of $200,000 which was determined to be less than originally estimated by the Company in the year ended June 30, 2003.

     The clinical trials and development strategy for the clofarabine and Modrenal(R) projects, in each case, is anticipated to cost several million dollars and will continue for several years based on the number of clinical indications within which we plan to develop these drugs. Currently, management cannot estimate the timing or costs associated with these projects because many of the variables, such as interaction with regulatory authorities and response rates in various clinical trials, are not predictable. Total costs to date for each of these four projects is as follows: (i) clofarabine research and development costs have been approximately $5,600,000; (ii) Modrenal(R) research and development costs have been approximately $4,400,000; (iii) Velostan research and development costs have been approximately $302,000; and (iv) Gene Therapy research and development costs have been approximately $450,000. Our other two research and development projects involve our two ancillary technologies; OLIGON and Virostat. We do not currently devote any significant time or resources to these research and development projects, but we intend to do so if and to the extent we successfully commercialize our lead drugs, clofarabine and Modrenal(R), over the next two years.

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

     The Company has been incurring losses since inception and therefore has not recorded an income tax provision for the years ended June 30, 2005 and 2004. The Company has recorded a deferred income tax benefit of approximately $0 and $1,460,000 for the years ended June 30, 2005 and 2004, respectively.

Liquidity and Capital Resources

     We anticipate that we may continue to incur significant operating losses for the foreseeable future. There can be no assurance as to whether or when we will generate material revenues or achieve profitable operations.

     On June 30, 2005, we had cash and cash equivalents of approximately $31,408,000, short-term securities of $32,747,000 and working capital of $60,112,000. Management believes the Company has sufficient cash and cash equivalents and working capital to continue currently planned operations over the next 12 months. Although we do not currently plan to acquire or obtain licenses for new technologies, if any such opportunity arises and we deem it to be in our interests to pursue such an opportunity, it is possible that additional financing would be required for such a purpose.

     On February 8, 2005, we completed a secondary public offering in which we sold 7,500,000 common shares at $8.00 per share, with net proceeds to the Company of approximately $55.7 million, after deducting underwriting discounts and commissions and estimated offering expenses. We intend to use the net proceeds for further development of our lead products, for sales and marketing expenses related to the commercial launch of our lead products, for working capital and other general corporate purposes.

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

     On May 7, 2002, we authorized the issuance and sale of up to 5,920,000 shares of Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock may be converted into shares of common stock at an initial conversion price of $1.50 per share of common stock, subject to adjustment for stock splits, stock dividends, mergers, issuances of cheap stock and other similar transactions. Holders of Series A Convertible Preferred Stock also received, in respect of each share of Series A Convertible Preferred Stock purchased in a private placement which took place in May 2002, one warrant to purchase one share of our common stock at an initial exercise price of $2.00 subject to adjustment. We sold an aggregate of 5,916,666 shares of Series A Convertible Preferred Stock in the May 2002 private placement for $3.00 per share and warrants to purchase an aggregate of 5,916,666 shares of common stock, resulting in aggregate gross proceeds of approximately $17,750,000. A portion of the proceeds were used to repay in full the Jano Holdings and SCO Capital obligations upon which such facilities were terminated as well as to repay fees amounting to $1,610,000 related to the transaction.

     The Company received a nonrefundable upfront payment of $1.35 million when it entered into the co-development agreement with Genzyme and received an additional $3.5 million in December 2003 when it converted Genzyme's option to market clofarabine in the U.S. into a sublicense. Upon Genzyme's filing the New Drug Application for clofarabine with FDA, the Company received an additional
(i) $2 million in April 2004 and (ii) $2 million in September 2004. The Company deferred the upfront payment and recognized revenues ratably, on a straight-line basis over the related service period, through December 2002. The Company has deferred the milestone payments received to date and recognizes revenues ratably, on a straight line basis over the related royalty period, through March 2021. For the years ended June 30, 2005 and 2004, the Company recognized revenues of approximately $438,000 and $161,000 respectively, in connection with the milestone payments received to date.

     Deferred costs include royalty payments that became due and payable to SRI upon the Company's execution of the co-development agreement with Genzyme. The Company defers payments made to SRI and recognizes these costs ratably, on a straight-line basis concurrent with revenue that is recognized in connection with research and development costs including approximately $219,000 and $81,000 for the years ended June 30, 2005 and 2004, respectively, related to such charges.

     The Company received a nonrefundable upfront payment of $1.25 million when it entered into the License and Sublicense Agreement with Dechra in May 2003. The Company deferred the upfront payment and recognizes revenues ratably, on a straight-line basis over the related royalty period, currently through September 2022. The Company recognized revenues of approximately $87,000 and $114,000 in connection with the upfront payment from Dechra for the years ended June 30, 2005 and 2004, respectively.

      Deferred costs include royalty payments that became due and payable to Stegram Pharmaceuticals Ltd. upon the Company's execution of the License and Sub-License Agreement with Dechra in May 2003. The Company defers payments made to Stegram and recognizes these costs ratably, on a straight-line basis concurrent with revenue that is recognized in connection with the Dechra agreement. Research and development costs related to this agreement include approximately $17,400 and $23,000 for the years ended June 30, 2005 and 2004, respectively.

Restatement

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

     On May 24, 2005, the Company received a notice from the Nasdaq staff indicating that the Company was not in compliance with Nasdaq's requirements for the continued listing due to its failure to timely file its Form 10-QSB for the period ended March 31, 2005, as required under Marketplace Rule 4310(c)(14) and that therefore its common stock was subject to delisting from The Nasdaq Stock Market. The notice does not by itself result in immediate delisting of the common stock, although Nasdaq stated that unless the Company timely requested a hearing, the Company's securities would be delisted from The Nasdaq Stock Market at the opening of business on June 2, 2005. The Company made a timely request for a hearing with the Nasdaq Listing Qualifications Panel to review the Nasdaq staff's determination which stayed the delisting pending the hearing and a determination by the Nasdaq Listing Qualifications Panel. On June 29, 2005, the Nasdaq Listings Qualifications Panel approved Bioenvision's request for continued listing on the Nasdaq National Market and the fifth character "E" was removed from Bioenvision's trading symbol on the opening of trading on Friday, July 1, 2005.

Recent Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS, No. 123 (R), a revision of SFAS 123. SFAS 123 (R) supersedes APB 25 and amends SFAS No. 95 "Statement of Cash Flows". SFAS 123(R) is similar to the approach described in SFAS 123 except that SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated statements of income, in lieu of pro-forma disclosure as provided above. SFAS 123 (R) is effective for fiscal years beginning after June 15, 2005. The Company has adopted the provisions of SFAS 123 (R) as of July 1, 2005, the first day of fiscal 2006, and applied the modified-prospective method using the Black-Scholes model for estimating the fair value of equity compensation.

     In March 2005, the SEC issued Staff Accounting Bulletin No. 107 "Share-Based Payment" ("SAB No.107"), which provides interpretive guidance related to the interaction between SFAS 123R (reivsed 2004) and certain SEC rules and regulations, as well as provides the SEC staff's views regarding the valuation of share-based payment arrangements. The Company is currently assessing the effect of SAB No. 107 on its implementation and adoption of SFAS 123R.

     In December 2004, the FASB issued SFAS 153 "Exchange of Nonmonetary Assets". This statement was a result of a joint effort by the FASB and the International Accounting Standards Board, or IASB, to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. One such difference was the exception from fair value measurement in APB Opinion No. 29, "Accounting for Non-Monetary Transactions", for non-monetary exchanges of similar productive assets. SFAS 153 replaces this exception with a general exception from fair value measurement for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for non-monetary assets exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 did not have a material impact on the results of operations or financial position of the company.

     In November 2004, the FASB issued SFAS No. 151, "Inventory Costs". SFAS 151 amends Accounting Research Bulletin, or ARB, No. 43, Chapter 4. This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 is the result of a broader effort by the FASB and the IASB to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 did not have a material impact on the results of operations or financial position of the company.

Item 7.  Financial Statements

     The consolidated financial statements of Bioenvision, Inc. and its subsidiaries including the notes thereto and the report thereon, is presented beginning at page F-1.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     As more fully disclosed in Bioenvision's current report on Form 8-K filed on April 7, 2005, on April 4, 2005, Bioenvision, Inc. notified Grant Thornton LLP ("GT") of GT's dismissal in connection with its decision to engage new auditors as its independent registered public accounting firm. On that date, Bioenvision appointed Deloitte & Touche LLP ("Deloitte") as its new independent registered public accounting firm for the fiscal year ending June 30, 2005. The decision to engage Deloitte was made by the Audit Committee of Bioenvision's Board of Directors on April 4, 2005. The appointment was effective as of such date.

Item 8a.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     Our principal executive officer and principal financial officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this annual report on Form 10-KSB. Based on this evaluation, except as set forth in this Item 8a, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the requisite time periods.

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

     In April 2005, the Company implemented a new accounting system to support its general ledger, accounts payable, inventory, and revenue processes. The implementation of the system has enhanced our internal controls by automating certain approval processes and strengthening our segregation of duties through limiting the performance of certain accounting functions performed by each employee in the accounting department.

     Unless otherwise disclosed, we made no other change in our internal control over financial reporting during the quarter that materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Description of Material Weaknesses in Internal Controls Over Financial Reporting

(a) Restatement of the Company's 10-KSB for the fiscal year ended June 30, 2004.

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

     In connection with the restatement, under the direction of our Chief Executive Officer and Chief Financial Officer, we reevaluated our disclosure controls and procedures. We identified the following material weakness in our internal control over financial reporting with respect to accounting for income taxes associated with a purchase business combination:

o a failure to ensure the correct application of SFAS 109 "Accounting for Income Taxes" with respect to purchase business combinations and failure to correct that error subsequently resulting from the lack of personnel knowledgeable in the accounting for income taxes.

     Solely as a result of this material weakness, we concluded that our disclosure controls and procedures were not effective as of March 31, 2005.

     As of June 30, 2005, we had taken the following measures to remediate the material weakness in our internal control over financial reporting with respect to accounting for income taxes that existed as of March 31, 2005. The remedial actions included:

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

(b) In connection with this annual report on Form 10-KSB, under the direction of our principal executive officer and principal financial officer, we have evaluated our disclosure controls and procedures as currently in effect and we have concluded that as of June 30, 2005, the following material weakness in internal control over financial reporting existed:

o we did not maintain effective controls relating to the timely identification, evaluation and accurate resolution of non-routine or complex accounting matters, specifically, (i) we did not timely identify and evaluate a change of circumstances that resulted in an impairment of our intangible assets relating to certain patents, (ii) we did not timely identify and accurately resolve an accounting issue related to contractual revenue recognition and (iii) we did not timely evaluate our accounts receivable for the need of a valuation allowance, each of which resulted in a material adjustment to our consolidated financial statements for the fiscal year ended June 30, 2005.

     Management has discussed this material weakness with our audit committee. In an effort to remediate the identified material weakness we continue to implement a number of changes to our internal controls over financial reporting, including, improved training and education for all relevant internal personnel and the hiring of additional internal resources.

     Notwithstanding the above mentioned weaknesses, we believe that the consolidated financial statements included in this report fairly present our consolidated financial position as of, and the consolidated results of operations for the year ended, June 30, 2005.

Item 8b.   Other information.

     Prior to the fourth quarter of 2005, we tested for impairment our Virostat intangibles acquired in connection with the Pathagon acquisition and determined that, based on our assumptions, the sum of the expected future cash flows, undiscounted and pertaining solely and exclusively to approved indications, exceeded the carrying value of its long-lived assets and therefore we did not recognize an impairment. Due to the loss of an intellectual property patent suit relating to the international use of virostat in fresh frozen plasma, we re-evaluated the intangible asset relating to Virostat at June 30, 2005. At that date, we estimated that our undiscounted future cash flows, again relating solely and exclusively to approved uses of Virostat, were less than the carrying value. As a result, we recognized a non-cash impairment loss of $5,276,000, equal to the difference between the estimated future cash flows for approved uses of Virostat, discounted at an appropriate rate, and the carrying amount of the asset. Making the impairment determination and the amount of impairment requires significant judgment by management and assumptions with respect to the future cash flows. Changes in events or circumstances that may affect long-lived assets makes judgments and assumptions with respect to the future cash flows highly subjective.

                                    PART III

       The information required for Part III in this Annual Report on Form 10-KSB is incorporated by reference from the Company's definitive proxy statement for the Company's 2005 Annual Meeting of Stockholders.


Items 13.  Exhibits


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

10.24 Employment Agreement between Bioenvision Limited and Hugh Griffith, made effective as of October 23, 2002 (18)

10.25 Employment Agreement between Bioenvision Limited and Ian Abercrombie, made effective as of January 6, 2003 (18)

10.26 Amendment # 2 to the Co-Development Agreement between Bioenvision and ILEX Oncology, Inc. dated December 30, 2003.

10.27 Amendment to the Co-Development Agreement between Bioenvision, Inc. and SRI, dated as of March 12, 2001.

10.28 Letter Agreement For Co-Development Of An Oral Clofarabine Formulation and First Amendment to Co-Development Agreement dated March 12, 2001 between Bioenvision, Inc. and ILEX .

14.1                Bioenvision Inc.'s Code of Business Conduct and Ethics (19)

16.1 Letter from Graf Repetti & Co., LLP to the Securities and Exchange Commission, dated September 30, 1999. (9)

16.2 Letter from Ernst & Young LLP to the Securities and Exchange Commission, dated July 6, 2001. (10)

16.3 Letter from Ernst & Young LLP to the Securities and Exchange Commission, dated August 16, 2001. (11)

16.4 Letter from Grant Thornton LLP to the Securities and Exchange Commission , dated April 7, 2005 (20)

21.1                Subsidiaries of the registrant (4)

23.1                Consent of Independent Registered Public Accounting Firm

23.2                Consent of Prior Independent Registered Public Accounting
                    Firm

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

(15) Incorporated by reference and filed as an Exhibit to Registrant's Quarterly Report on Form 10-QSB for the three-month period ended December 31, 2004.

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

(19) Incorporated by reference and filed as an Exhibit to Registrant's Annual Report on Form 10-KSB for the year ended June 30, 2004.

(20) Incorporated by reference and filed as an Exhibit to Registrant's Current Report on Form 8-K, filed with the SEC on April 7, 2005.



INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Registered Public Accounting Firm                                 F-1

Report of Prior Independent Registered Public Accounting Firm                           F-2

Consolidated Balance Sheets as of June 30, 2005 and 2004                                F-3

Consolidated Statements of Operations for years ended June 30, 2005 and 2004            F-4

Consolidated Statements of Stockholders' Equity (Deficit) for years ended June 30,      F-5
2005 and 2004

Consolidated Statements of Cash Flows for years ended June 30, 2005 and 2004            F-6

Notes to Consolidated Financial Statements                                              F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Bioenvision, Inc.:

We have audited the accompanying consolidated balance sheet of Bioenvision, Inc. and subsidiaries (the "Company") as of June 30, 2005, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2005 consolidated financial statements present fairly, in all material respects, the financial position of Bioenvision, Inc. and subsidiaries as of June 30, 2005, and the results of its operations and its cash flows for the year ended June 30, 2005, in conformity with accounting principles generally accepted in the United States of America.



/s/ Deloitte & Touche LLP
Parsippany, New Jersey
October 12, 2005

          REPORT OF PRIOR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholders of Bioenvision, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Bioenvision, Inc. and Subsidiaries as of June 30, 2004 and the related consolidated statement of operations, stockholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bioenvision, Inc. and Subsidiaries as of June 30, 2004, and the consolidated result of their operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As more fully described in Note 10, the June 30, 2004 financial statements have been restated.



/s/ Grant Thornton LLP
New York, New York
September 16, 2004 (except for paragraph 13 of Note 1 and Note 10, as to which the date is May 27, 2005)



                       BIOENVISION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                                                                               June 30,                 June 30,
                                                                                                 2005                     2004
                                                                                             -----------               -----------

                ASSETS
Current assets
   Cash and cash equivalents                                                               $   31,407,533            $  18,875,675
   Restricted cash                                                                                290,000                  290,000
   Short-term securities                                                                       32,746,948                        -
   Accounts receivable (less allowances for bad debts of
   $869,220 and $0, respectively)                                                               1,785,779                2,627,773
   Inventory                                                                                      277,908                        -
   Other current assets                                                                           342,628                  253,311
                                                                                            -------------            -------------
       Total current assets                                                                    66,850,796               22,046,759

  Property and equipment, net                                                                     279,778                   47,857
  Intangible assets, net                                                                        8,252,936               14,563,660
  Goodwill                                                                                      1,540,162                1,540,162
  Security Deposits                                                                               209,665                   79,111
  Deferred costs                                                                                3,656,798                3,893,295
                                                                                            -------------            -------------

       Total assets                                                                          $ 80,790,135            $  42,170,844
                                                                                              ===========              ===========

              LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities
   Accounts payable                                                                        $    1,602,267            $   1,495,866
   Accrued expenses and other current liabilities                                               4,581,444                1,322,584
   Accrued dividends payable                                                                       56,404                   90,141
   Deferred revenue                                                                               498,607                  551,828
                                                                                                  -------                  -------
       Total current liabilities                                                                6,738,722                3,460,419



  Deferred revenue                                                                              7,437,598                7,909,598
                                                                                            -------------            -------------

       Total liabilities                                                                       14,176,320               11,370,017
                                                                                             ------------              -----------
Stockholders' equity
   Convertible Preferred stock - $0.001 par value; 20,000,000 shares authorized;
   2,250,000 and 3,341,666 shares issued and outstanding at June 30, 2005 and June 30, 2004, respectively (liquidation preference
   $6,750,000 and $10,024,998, respectively)                                                        2,250                    3,342
   Common stock - $0.001 par value; 70,000,000 shares
   authorized;  40,558,948 and 28,316,163 shares issued and
   outstanding at
   June 30, 2005 and June 30, 2004, respectively                                                   40,559                   28,316
   Additional paid-in capital                                                                 128,946,717               68,517,702
   Deferred compensation                                                                         (145,646)                (223,990)
   Accumulated deficit                                                                        (62,331,005)             (37,664,141)
   Accumulated other comprehensive income                                                         100,940                  139,598
                                                                                            -------------            -------------

        Stockholders' equity                                                                   66,613,815               30,800,827
                                                                                             ------------              -----------

        Total liabilities and stockholders' equity                                          $  80,790,135             $ 42,170,844
                                                                                             ============              ===========

The accompanying notes are an integral part of these financial statements.

                       BIOENVISION, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                               Year ended
                                                                                June 30,
                                                                     ------------------------------
                                                                           2005            2004
                                                                     ------------      ------------
Revenue
     License and royalty revenue                                      $1,463,326       $  1,014,717
     Product sales                                                       611,346                 -
     Research and development contract revenue                         2,576,502          2,087,497
                                                                     ------------      ------------

Total revenue                                                          4,651,174          3,102,214

Costs and expenses
   Cost of products sold (including royalty expense of $524,755
   for the year ended June 30, 2005)                                     921,262                  -
   Research and development                                           10,894,925          4,882,574
   Provision for bad debts                                               869,220                  -
   Selling, general and administrative                                10,181,711          9,082,420
        (includes stock based compensation expense of $793,761
        and $3,491,252 for the years ended June 30, 2005 and 2004, respectively)
   Depreciation and amortization                                       1,438,517          1,348,064
   Loss on impairment
                                                                       5,276,162                  -
                                                                     ------------      ------------

Total costs and expenses                                              29,581,797         15,313,058
                                                                     ------------      ------------

Loss from operations                                                 (24,930,623)       (12,210,844)

Interest income (expense)
     Interest and finance charges                                        (79,484)                 -
     Interest income                                                     747,322             99,763
                                                                     ------------      ------------

Net loss before income tax benefit                                   (24,262,785)       (12,111,081)

Income tax benefit                                                             -          1,459,814
                                                                     --------------  --------------

Net loss                                                             (24,262,785)       (10,651,267)

Cumulative preferred stock dividend                                     (404,079)          (856,776)
                                                                     --------------  --------------

Net loss available to common stockholders                           $(24,666,864)      $(11,508,043)
                                                                      ===========       ===========

Basic and diluted net loss per share of common stock                $      (0.72)      $       (.57)
                                                                     ============       ===========

Weighted-average shares used in
   computing basic and diluted
   net loss per share of common stock                                 34,042,391         20,257,482
                                                                      ==========         ==========


The accompanying notes are an integral part of these financial statements.

                       BIOENVISION, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                              Accumu-

                                                                                                              lated       Total

                                                                                                              Other       Stock-

                        Convertible                                 Additional                                Compre-     holders'

                      Preferred Stock             Common Stock       Paid In     Deferred    Accumulated      hensive     Equity
                                                                                                                          ------
                           Shares       $     Shares        $        Capital   Compensation    Deficit     Income (Loss)
                           ------       -     ------        -        -------   ------------    -------     -------------


Balance at July 1, 2003    5,916,966  $5,917  17,122,739  $17,123  $47,304,449  $         -   $(26,156,098)  $152,346   $21,323,737


Net loss for the period                                                                        (10,651,267)             (10,651,267)
Cumulative preferred stock
dividend for the period                                                                           (856,776)                (856,776)

Currency translation
adjustment                                                                                                    (12,748)      (12,748)

Deferred compensation                                                              (223,990)                               (223,990)
Shares issued in
connection with private
placement                                      2,602,898    2,603   16,265,495                                           16,268,098
Costs related to March
private placement financing                                         (1,301,035)                                          (1,301,035)

Preferred stock converted
to common stock           (2,575,300) (2,575)  5,150,000    5,150       (2,575)                                                   -

Expense related to
repricing of options                                                 2,381,066                                            2,381,066

Cashless exercise of
options to shares                              2,122,682    2,122       (2,122)                                                   -

Warrants issued in
connection with services                                        -      671,601                                              671,601
Shares issued to
consultants for services                          14,510       15      305,972                                              305,987

Shares issued to employee                         20,000       20       28,380                                               28,400

Options issued in
connection with services                                                93,987                                               93,987

Options issued to employees                                            262,601                                              262,601

Shares issued from warrant
conversions                                    1,283,334    1,283    2,509,883                                            2,511,166
                           ---------  ------  ----------  -------  -----------    ---------   ------------   --------   -----------
Balance at June 30, 2004   3,341,666  $3,342  28,316,163  $28,316  $68,517,702    $(223,990)  $(37,664,141)  $139,598   $30,800,827




Net loss for the period                                                                        (24,262,785)             (24,262,785)

Cumulative preferred stock
dividend for the period                                                                           (404,079)                (404,079)

Currency translation
adjustment                                                                                                    (38,658)      (38,658)

Deferred compensation                                                                78,344                                  78,344

Options exercised to
common stock                                     685,833      686      707,638                                              708,324

Income related to
repricing of options                                                  (314,950)                                            (314,950)

Warrants issued in
connection with services                                               524,928                                              524,928

Warrants exercised to
common stock                                   1,811,120    1,811    3,277,151                                            3,278,962

Shares issued in
connection with services                          62,500       63      496,188                                               496,250

Preferred stock converted
to common stock           (1,091,666) (1,092)  2,183,332    2,183       (1,092)                                                   -

Shares issued in
connection with public
offering, net of related
expenses                                       7,500,000    7,500   55,739,152                                           55,746,652
                           ---------  ------  ----------  ------- ------------    ---------   ------------   --------   -----------

Balance at June 30, 2005   2,250,000  $2,250  40,558,948  $40,559 $128,946,717    $(145,646)  $(62,331,005)  $100,940   $66,613,815
                           =========  ======  ==========  ======= ============    =========   ============   ========   ===========

The accompanying notes are an integral part of these financial statements.

                       BIOENVISION, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Year ended
                                                                            June 30,
                                                              -----------------------------------
                                                                  2005                    2004
                                                              ------------           ------------

 Cash flows from operating activities
 Net loss                                                     $(24,262,785)          $(10,651,267)
 Adjustments to reconcile net loss to net
      cash used in operating activities:
 Depreciation and amortization                                   1,438,517              1,348,064
 Provision for bad debts                                           869,220                      -
 Deferred tax benefit                                                    -             (1,459,814)
 Stock based compensation                                          793,761              3,491,252
 Changes in net deferred revenues and expenses                    (288,723)             3,577,474
 Loss on impairment                                              5,276,162                      -
 Changes in assets and liabilities
      Accounts payable                                             121,966              1,084,474
      Inventory                                                   (286,089)                     -
      Other current assets                                         (94,797)              (147,335)
      Security deposits                                           (132,072)                     -
      Accounts receivable                                          (56,596)            (2,602,773)
      Other long term assets                                             -                126,870
      Accrued expenses and other liabilities                     3,203,998                591,862
                                                              ------------           ------------
                  Net cash used in operating activities        (13,417,438)            (4,641,193)
                                                              ------------
 Cash flows from investing activities
    Purchase of intangible assets                                 (359,411)              (112,580)
    Capital expenditures                                          (278,044)               (18,337)
    Purchase of short-term securities                          (32,746,948)                     -
                                                              ------------           ------------
                  Net cash used in investing activities        (33,384,403)              (130,917)
                                                               ------------          ------------
 Cash flows from financing activities
    Proceeds from issuance of common stock, net of
    related expenses                                             55,746,652            14,967,064
    Proceeds from exercise of options and warrants                3,987,286             2,539,565
    Dividends paid                                                 (437,816)           (1,775,782)
                                                               ------------          ------------
                  Net cash provided by financing activities      59,296,122            15,730,847

 Effect of exchange rate on cash                                     37,577               (12,748)
                                                               ------------          ------------

 Net increase in cash and cash equivalents                       12,531,858            10,945,989

 Cash and cash equivalents, beginning of period                  18,875,675             7,929,686
                                                               ------------          ------------

 Cash and cash equivalents, end of period                      $ 31,407,533          $ 18,875,675
                                                               ============          ============

The accompanying notes are an integral part of these financial statements.

                       BIOENVISION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004

Note 1 - Description of Business and Summary of Significant Accounting Policies

Description of business

Bioenvision, Inc., or Bioenvision or the Company, is a product-focused biopharmaceutical company with two approved cancer therapeutics. On December 29, 2004, the Food and Drug Administration, or FDA, approved the Company's lead cancer product, clofarabine, for the treatment of pediatric acute lymphoblastic leukemia, or ALL, in patients who have received two or more prior regimens. Clofarabine has received Orphan Drug designation in the United States, or U.S., and the European Union, or E.U. Genzyme Corporation, the Company's co-development partner, currently holds marketing rights in the U.S. and Canada for clofarabine for certain cancer indications and controls U.S. development of clofarabine in these indications. Genzyme is selling clofarabine under the brand name Clolar(R) in the U.S. In Europe, the Company has filed for approval of clofarabine in pediatric ALL and pediatric acute myelogenous leukemia, or AML, with the European Medicines Evaluation Agency, or EMeA.

The Company is currently selling its second product, Modrenal(R), in the United Kingdom, or U.K. Modrenal(R) is approved in the U.K. for the treatment of post-menopausal advanced breast cancer following relapse to initial hormone therapy.

We anticipate that revenues derived from our two lead drugs, clofarabine and Modrenal(R) will permit us to further develop the other products currently in our product pipeline. In addition to clofarabine and Modrenal(R), we are performing initial development work on Virostat for the treatment of Hepatitis C and Velostan, initially for the treatment of bladder cancer.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Inter-company accounts and transactions have been eliminated. Certain reclassifications of balances previously reported have been made to conform to current presentation.

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

                       BIOENVISION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004

Note 1 - Description of Business and Summary of Significant  Accounting Policies
- continued

Revenue Recognition

In accordance with SEC Staff Accounting Bulletin No. 104, or SAB 104, upfront nonrefundable fees associated with research and development collaboration agreements where the Company has continuing involvement in the agreement, are recorded as deferred revenue and recognized over the estimated research and development period using the straight-line method. If the estimated period is subsequently modified, the period over which the up-front fee is recognized is modified accordingly on a prospective basis using the straight-line method. Continuation of certain contracts and grants are dependent upon the Company and/or its co-development partners' achieving specific contractual milestones; however, none of the payments received to date are refundable regardless of the outcome of the project. Upfront nonrefundable fees associated with licensing arrangements are recorded as deferred revenue and recognized over the licensing arrangement using the straight line method, which approximates the life of the patent.

Royalty revenue from product licensees is recorded as earned.

The Company currently sells its products to wholesale distributors and directly to hospitals, clinics, and retail pharmacies. Revenue from product sales is recognized when the risk of loss is passed to the customer, the sales price is fixed and determinable, and collectibility is reasonably assured.

Research & development contract revenue represent payments due from our co-development partner relating to the reimbursement of 50% for certain of our ongoing research costs in the development of clofarabine outside the United States.

Currently, the Company has billed but not recorded approximately $1,142,000 of revenues relating to the reimbursement from our co-development partner for certain of our ongoing research costs in the development of clofarabine outside the United States. When the Company has determined that the criteria relating to revenue recognition has been met, the Company will record the revenue.

Provision for bad debts for the years ended June 30, 2005 and 2004 were approximately $869,000 and $0, respectively. The increase is due to the Company recording a valuation allowance relating to certain of the outstanding receivable balances from our co-development partner totaling $869,000 in the current year.

The Company follows the guidance of Emerging Issues Task Force 99-19, or EITF, "Reporting Revenue Gross as a Principal versus Net as an Agent" in the presentation of revenues and direct costs of revenues. This guidance requires the Company to assess whether it acts as a principal in the transaction or as an agent acting on behalf of others. The Company records revenue transactions gross in its statements of operations if it is deemed the principal in the transaction, which includes being the primary obligor and having the risks and rewards of ownership.

Research and development

Research and development costs are charged to expense as incurred. Research and development costs include the cost of clofarabine sold prior to product approval through our named patient program.

Stock based compensation

As permitted by SFAS No. 123, "Accounting for Stock Based Compensation," or SFAS 123, the Company accounts for stock based compensation arrangements with employees in accordance with provisions of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," or APB 25. Compensation expense for stock options issued to employees is based on the difference on the date of grant, between the fair value of the Company's stock and the exercise price of the option. For year ended June 30, 2005, the Company recognized stock based employee compensation income of $315,000 as a result of the re-pricing of 380,000 options granted to an employee pursuant to the terms of his Employment Agreement (see Note 6). The Company also recognized a compensation expense of $88,000 for the year ended June 30, 2005 as a result of 505,000 options granted to certain employees on January 20, 2004.

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS 123 and Emerging Issues Task Force No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services," or EITF 96-18. Under EITF No. 96-18, where the fair value of the equity instrument is more reliably measurable than the fair value of services received, such services will be valued based on the fair value of the equity instrument.

                       BIOENVISION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004

Note 1 - Description of Business and Summary of Significant  Accounting Policies
- continued

The following table illustrates the effect on net loss and loss per share as if the fair value based method had been applied to all outstanding and unvested awards in each period.


                                                                                     Year Ended June 30,
                                                                                    ---------------------
                                                                                    2005             2004
                                                                                   -------         -------
Net loss available to common stockholders, as reported                           $(24,666,864)  $(11,508,043)
Add:  Stock based employee compensation (income) expense
      as reported                                                                    (227,417)     2,419,677
Deduct: Total stock based employee compensation
     expense determined under fair value based method
     for all awards                                                                (2,427,771)      (861,297)
                                                                                   -----------      ---------
Pro forma net loss                                                               $(27,322,052)   $(9,949,663)

Loss per share
     Basic and diluted - as reported                                                $(0. 72)       $(0.57)
     Basic and diluted - pro forma                                                  $(0.80)        $(0.49)

The fair value of options at the date of grant was established using the Black-Scholes model with the following assumptions:


                                                 2005            2004
                                                 ----            ----
        Expected average life (years)            3.87            3.50

        Risk free interest rate                  3.37%           2.35%

        Expected volatility                        80%             80%

        Expected dividend yield                     0%              0%


In December 2004, FASB issued SFAS No. 123 (R), "Share-Based Payment", a revision of SFAS 123. SFAS 123 (R) supersedes APB 25 and amends SFAS No. 95 "Statement of Cash Flows". SFAS 123(R) is similar to the approach described in SFAS 123 except that SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated statements of income, in lieu of pro-forma disclosure as provided above. SFAS 123 (R) is effective for fiscal periods beginning after June 15, 2005. The Company has adopted the provisions of SFAS 123 (R) as of July 1, 2005, the first day of fiscal 2006, and applied the modified-prospective method using the Black-Scholes model for estimating the fair value of equity compensation.

As permitted by SFAS 123, through June 30, 2005 the Company accounted for share-based payments to employees using the intrinsic value method set forth in APB 25 and, as such, generally recognized no compensation cost for employee stock options. Accordingly, the adoption of the fair value method under SFAS 123(R) will have a significant impact on the Company's consolidated statements of income. However, the Company's overall cash position will not be affected by the adoption of SFAS 123(R). The actual impact of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future and other factors.

However, had the Company adopted SFAS 123(R) in prior periods, the impact of that standard and therefore, the disclosure of pro forma net income and earnings per share above would remain the same. SFAS 123(R) also requires that tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as operating cash flow. This requirement will reduce net operating cash flow

                       BIOENVISION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004

Note 1 - Description of Business and Summary of Significant  Accounting Policies
- continued
and increase net financing cash flow in periods after the adoption of SFAS 123(R). Estimation of the increase in net financing cash flow and decrease in net operating cash flow depends on the timing and exercise of stock options and is difficult to predict. The amount of operating cash flow recognized in prior periods for such excess tax deductions was $0 and $890,000 for years ended June 30, 2005 and 2004, respectively.

Income taxes

The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes". Under SFAS 109, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates that will be in effect when the differences are expected to reverse. The Company records a valuation allowance for certain temporary differences for which it is more likely than not that it will not receive future tax benefits.

Net loss per share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the periods. Diluted net loss per share is computed using the weighted average number of common shares and potentially dilutive common shares outstanding during the periods. Options and warrants to purchase 11,472,414 and 13,674,242 shares of common stock have not been included in the calculation of net loss per share for the years ended June 30, 2005 and 2004, respectively, as their effect would have been anti-dilutive.

Comprehensive Loss

Total comprehensive loss for the years ended June 30, 2005 and 2004 was $24,705,522 and $11,520,791, respectively.

Foreign currency translation

The reporting currency of the Company is the US dollar. The functional currency of Bioenvision Limited, the Company's wholly-owned subsidiary, organized under the laws of the United Kingdom with offices in Edinburgh, Scotland, is the Pound Sterling. We translate assets and liabilities to their U.S. dollar equivalents at rates in effect at the balance sheet date and record translation adjustments in accumulated other comprehensive income (loss). We translate statement of income accounts at average rates for the period. For the year ended June 30, 2005, foreign currency transaction gains and losses included in selling, general and administrative expense were $33,000 and $6,000, respectively.

Cash and cash equivalents and Short-term securities

The Company considers all highly liquid financial instruments with a maturity of three months or less when purchased to be cash equivalents. All funds invested in a Certificate of Deposit with maturities greater than three months and less than one year are classified as short-term securities determined by management to be available-for-sale securities.

Deferred costs

Deferred costs represent payments to Southern research Institute, or SRI, and to Stegram Pharmaceutical Ltd, which directly relate to milestone payments received in connection with the Genzyme Co-Development Agreement and the Dechra Sub-License Agreement, respectively. The amortization of these costs have been presented in research and development on the statement of operations.

Credit Risk

Our accounts receivable are primarily due from wholesale distributors and our co-development partners. One customer comprises approximately 62% of revenues earned at June 30, 2005. Based on our evaluation of the collectibility of these accounts receivable, we believe that this balance may not be collectible and therefore have reserved 100% of the balance outstanding at June 30, 2005.

                       BIOENVISION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004

Note 1 - Description of Business and Summary of Significant Accounting Policies
- continued

Inventory

Inventories are stated at the lower of cost or market, cost being determined under the first-in, first-out method. We only capitalize inventory that is produced for commercial sale. The Company periodically reviews inventories and items considered outdated or obsolete are reduced to their estimated net realizable value. Inventories consisted of $171,000 of work-in-progress and $107,000 of finished goods at June 30, 2005.

Property and equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Property and equipment are depreciated on a straight-line basis over their estimated useful lives, which range from 3 to 7 years.


                                          Estimated
          Asset Description              Useful Life        2005            2004
                                                                                       Property and equipment
Computer equipment and software         3 to 5 years      304,892          43,879
Furniture and fixtures                     7 years         49,364          35,052
                                                          -------          ------
                                                          354,256          78,931
                                                          -------          ------

Less: accumulated depreciation                            (74,478)        (31,074)
                                                          --------        --------

Net Property and equipment                             $  279,778       $  47,857
                                                       ==============  =============

The Company recorded depreciation expense for the years ended June 30, 2005 and 2004 of approximately $45,000 and $20,000 respectively.


Fair Value of Financial Instruments

The Company has estimated the fair value of financial instruments using available market information and other valuation methodologies in accordance with SFAS No. 107, "Disclosures About Fair Value of Financial Instruments." Management of the Company believes that the fair value of financial instruments, consisting of cash, cash equivalents, short term securities, accounts receivable, accounts payable and accrued liabilities, approximates carrying value due to the immediate or short-term maturity associated with these instruments.

Goodwill and Other Intangible Assets

Goodwill represents the excess of costs over the fair value of identifiable net assets of Pathagon. Intangible assets include patents and licensing rights acquired in connection with the acquisition of Pathagon. The Company accounts for these assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Goodwill is not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

For goodwill, each year and whenever impairment indicators are present, we will calculate the implied fair value of each goodwill amount and record an impairment loss for the excess of book value over the implied fair value, if any.

                       BIOENVISION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004
Note 1 - Description of Business and Summary of Significant Accounting Policies
- continued

Impairment of Long-Lived Assets

The Company adopted the provisions of SFAS No. 144 on July 1, 2003. In accordance with SFAS No. 144, long-lived assets, such as property and equipment and intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset (see Note 3).

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

On May 6, 1997, Baxter Healthcare Corporation acting through its Edwards Clinical-Care Division ("Edwards") entered into an Exclusive License Agreement with Implemed, Inc. ("Implemed"), a predecessor in interest to Pathagon and, by virtue of the acquisition of Pathagon, a predecessor in interest to the Company. Pursuant to the terms of the License Agreement, among other things, Edwards licensed certain intellectual property technology relating to the manufacture of anti-microbial polymers from Implemed.

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

                       BIOENVISION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004

Note 3 - Intangible Assets


                                                                       As of June 30
                                                                       -------------
Intangible assets consist of the following:                   2005                     2004
                                                              ----                     ----
Patents and licensing rights                                $9,514,026            $17,757,101
Less:  accumulated amortization                             (1,261,090)            (3,193,441)
                                                            -----------           ------------
                                                            $8,252,936            $14,563,660
                                                            ===========           ============

Amortization of patents and licensing rights amounted to $1,394,000 and $1,328,000 for the years ended June 30, 2005 and June 30, 2004, respectively. Other intangible assets are recorded at cost and amortized over periods generally ranging from 10-20 years. Amortization for each of the next five fiscal years will amount to approximately $900,000 annually.

At June 30, 2005, we recognized an impairment of approximately $5,276,000 relating to the methylene blue intangible acquired in connection with the Pathagon acquisition. Due to the loss of an intellectual property patent suit which occurred during the Company's fourth quarter, relating to the international use of virostat in fresh frozen plasma, we re-evaluated the intangible asset relating to Virostat at June 30, 2005. At that date, we estimated that our undiscounted future cash flows, relating solely and exclusively to approved uses of Virostat, were less than the carrying value of our long-lived asset. As a result, we recognized a non-cash impairment loss of $5,276,000, equal to the difference between the estimated future cash flows for approved uses of Virostat, discounted at an appropriate rate, and the carrying amount of the asset. Making the determinations of impairment and the amount of impairment requires significant judgment by management and assumptions with respect to the future cash flows of the assets. Changes in events or circumstances that may affect long-lived assets makes judgments and assumptions with respect to the future cash flows highly subjective.

Note 4 - License and Co-Development Agreements

                                   Clofarabine

The Company has a license from SRI to develop and market purine nucleoside analogs which, based on third-party studies conducted to date, may be effective in the treatment of leukemia, lymphoma and certain solid tumor cancers. The lead compound of these purine-based nucleosides is known as clofarabine. Under the terms of the agreement with SRI, the Company was granted the exclusive worldwide license, excluding Japan and Southeast Asia, to make, use and sell products derived from the technology for a term expiring on the date of expiration of the last patent covered by the license (subject to earlier termination under certain circumstances), and to utilize technical information related to the technology to obtain patent and other proprietary rights to products developed by the Company and by SRI from the technology. Initially, the Company is developing clofarabine for the treatment of leukemia and lymphoma and studying its potential role in treatment of solid tumors.

In August 2003, SRI granted the Company an irrevocable, exclusive option to make, use and sell products derived from the technology in Japan and Southeast Asia. The Company intends to convert the option to a license upon sourcing an appropriate co-marketing partner to develop these rights in such territory.

To facilitate the development of clofarabine, in March 2001, the Company entered into a co-development agreement with ILEX Oncology, Inc., our sub-licensor until it was acquired by Genzyme Corporation on December 21, 2004, for the development of clofarabine in cancer indications. Under the terms of the co-development agreement, Genzyme is required to pay all development costs in the United States and Canada, and 50% of approved development costs worldwide outside the U.S. and Canada (excluding Japan and Southeast Asia), in each case, for the development of clofarabine in cancer indications. Genzyme is responsible for conducting all clinical trials and the filing and prosecution of applications with applicable regulatory authorities in the United States and Canada for certain cancer indications. The Company retains the right to handle those matters in all territories outside the United States and Canada (excluding Japan and Southeast
Asia) and retains the right to handle these matters in the U.S. and Canada in all non-cancer indications. The Company retained the exclusive manufacturing and distribution rights in Europe and elsewhere worldwide, except for the United States, Canada, Japan and Southeast Asia. Under the co-development agreement, Genzyme will have certain rights if it performs its development obligations in accordance with that agreement. The Company would be required to pay Genzyme a royalty on sales outside the U.S., Canada, Japan and Southeast Asia. In turn, Genzyme, which would have U.S. and Canadian distribution rights in cancer

                       BIOENVISION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004

Note 4 - License and Co-Development Agreements - continued

indications, would pay the Company a royalty on sales in the U.S. and Canada. Under the terms of the co-development agreement, Genzyme also pays royalties to SRI based on certain milestones. The Company also is obligated to pay certain royalties to SRI with respect to clofarabine.

The Company received a nonrefundable upfront payment of $1.35 million when it entered into the co-development agreement with Genzyme and received an additional $3.5 million in December 2003 when it converted Genzyme's option to market clofarabine in the U.S. into a sublicense. Upon Genzyme's filing the New Drug Application for clofarabine with the FDA, the Company received an additional (i) $2 million in April 2004 and (ii) $2 million in September 2004. The Company deferred the upfront payment and recognized revenues ratably, on a straight-line basis over the related initial service period, through December 2002. The Company has deferred the milestone payments received to date and recognizes revenues ratably, on a straight line basis over the related service period, through March 2021. For the years ended June 30, 2005 and 2004, the Company recognized revenues of approximately $438,000, and $161,000, respectively, in connection with the milestone payments received to date.

Deferred costs include royalty payments that became due and payable to SRI upon the Company's execution of the co-development agreement with Genzyme. The Company defers all royalty payments made to SRI and recognizes these costs ratably, on a straight-line basis concurrent with revenue that is recognized in connection with research and development costs including approximately $219,000 and $81,000 for the years ended June 30, 2005 and 2004, respectively related to such charges.

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

The Company received a nonrefundable upfront payment of $1.25 million when it entered into the License and Sublicense Agreement with Dechra Pharmaceuticals in May 2003. The Company deferred the upfront payment and recognizes revenues ratably, on a straight-line basis over the related service period, currently through September 2022. The Company recognized revenues of approximately $87,000 and $114,000 in connection with the upfront payment from Dechra for the years ended June 30, 2005 and 2004, respectively.

Deferred costs include royalty payments that became due and payable to Stegram Pharmaceuticals Ltd. upon the Company's execution of the License and Sub-License Agreement with Dechra in May 2003. The Company defers all royalty payments made to Stegram and recognizes these costs ratably, on a straight-line basis concurrent with revenue that is recognized in connection with the Dechra agreement. Research and development costs related to this agreement include approximately $17,400 and $23,000 for the years ended June 30, 2005 and 2004, respectively.

                       BIOENVISION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004
Note 5 - Income Taxes

The components of the income tax benefit are as follows:

                                           June 30,
                                    -------------------
                                    2005           2004
                                 ----------     ----------
                Current:
                Federal          $     --       $    --
                                 ----------     ----------
                State                  --            --

                Deferred:
                Federal                --       (1,099,000)
                State                  --         (361,000)
                                 ----------     ----------

                                       --       (1,460,000)
                                 ----------     ----------
                Total benefit    $     --      $(1,460,000)
                                 ==========    ============

The domestic and foreign components of loss before income taxes are as follows:


                                           June 30,
                                    -------------------
                                    2005           2004
                                 ----------     ----------

                Domestic       $(22,601,000)  $(10,781,000)
                Foreign          (1,662,000)    (1,330,000)
                                 ----------     ----------
                Loss before
                 taxes         $(24,263,000)  $(12,111,000)
                                ============   ============

                       BIOENVISION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004

Note 5 - Income taxes - continued

The following is a reconciliation of benefit for income taxes from continuing operations computed at the federal statutory rates to the effective rates for the years ended June 30, 2005 and 2004


                                                             June 30,
                                                   ---------------------------
                                                     2005                2004
                                                  -----------        -----------

Consolidated tax benefit at federal
 statutory rate                                     (34.0%)            (34.0%)
Non-deductible expenses                              (0.3%)              6.8%
State income tax benefit, net of federal
 provision                                           (6.1%)             (4.5%)
Valuation allowance                                  40.1%              19.3%
Foreign rate differential                             0.3%               0.4%
Other, net                                            0.0%              (0.1%)
                                                  -----------        -----------
Effective tax rate                                    0.0%             (12.1%)
                                                  ===========        ===========


Significant components of the company's deferred tax assets and liability at June 30, are as follows:


                                                             June 30,
                                                   ---------------------------
                                                     2005              2004
                                                  -----------      -----------

Deferred tax liability
   Acquired intangibles                          $(2,923,000)       $(5,781,000)
   Deferred costs                                 (1,481,000)        (1,577,000)
   Amortization                                     (115,000)           (43,000)
   Depreciation                                      (33,000)           (30,000)
   Other                                              (3,000)            (3,000)

                                                 ------------       ------------
   Total deferred tax liability                   (4,555,000)        (7,434,000)

Deferred tax assets
   Net operating loss                             14,344,000          6,384,000
   Options, warrants and shares
   issued to non-employees                           534,000            345,000
   Options issued to employees                       164,000            104,000
   Deferred revenue                                3,214,000          3,427,000
   Provision for bad debts                           352,000                  -
   Accrued expenses                                  126,000             68,000

                                                 ------------        -----------
   Total deferred tax assets                      18,734,000         10,328,000
   Valuation allowance for deferred
   tax assets                                    (14,179,000)        (2,894,000)
                                                 ------------        -----------
            Net deferred tax asset                 4,555,000          7,434,000

                                                 ------------        -----------
Net deferred tax liability                       $         -         $        -
                                                 ============        ===========

                       BIOENVISION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004

Note 5 - Income Taxes - continued

At June 30, 2005 and 2004, the Company had approximately $32,524,000 and $14,087,000 of net operating loss carryforwards for U.S. Federal and state income tax purposes, respectively that begin to expire in fiscal year ending 2020, with a tax value of $13,172,000 and $5,705,000, respectively. At June 30, 2005 and 2004, the Company also had approximately $3,906,000 and $2,263,000 of net operating loss carryforwards relating to foreign operations, respectively, with no expiration date, with a tax value of $1,172,000 and $679,000, respectively.

At June 30, 2005 and 2004, the Company has recorded a valuation allowance of $14,179,000 and $2,894,000 respectively, relating to the net deferred tax asset due the uncertainty of both the foreign and domestic companies being more likely than not to utilize these deferred tax assets. Of these amounts, a valuation allowance of $650,000 was recorded at June 30, 2005 and 2004 for certain US deferred tax assets which will be recognized after the period in which the Pathagon deferred tax liability reverses. The remaining allowance relates to the net operating loss of the foreign operations due to the uncertainty that the Company will realize taxable income in the foreign jurisdiction to utilize the net operating loss carryforward.

Included in the June 30, 2005 and 2004 net operating loss is $3,857,000 and $415,000, respectively related to exercise of non-qualified stock options or disqualifying dispositions of stock acquired with incentive stock options. A valuation allowance has been established against this loss. When the valuation allowance is removed, the tax affected benefit of $1,562,000 and $168,000, respectively, related to this loss will be credited to equity.

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

Note 6 - Stockholders' Transactions

Stock Options

The Board of Directors adopted, and the stockholders approved the 2003 Stock Incentive Plan at the Annual Meeting held in January of 2004. The plan was adopted to recognize the contributions made by the Company's employees, officers, consultants, and directors, to provide those individuals with additional incentive to devote themselves to our future success and to improve the Company's ability to attract, retain and motivate individuals upon whom the Company's growth and financial success depends. Under the plan, stock options may be granted as approved by the Board of Directors or the Compensation Committee. There are 4,500,000 shares reserved for grants of options under the plan and at June 30, 2005, options to purchase 2,956,500 shares of common stock had been issued. Stock options vest pursuant to individual stock option agreements. No options granted under the plan are exercisable after the expiration of ten years (or less in the discretion of the Board of Directors or the Compensation Committee) from the date of the grant. The plan will continue in effect until terminated or amended by the Board of Directors or until expiration of the plan on November 17, 2013.

In June 2002, the Company granted options to an officer of the Company to purchase 380,000 shares of common stock at an exercise price of $1.95 per share, which equaled the stock price on the date of the grant. Of this amount, 50,000 options vested on June 28, 2002 and the remaining 330,000 options vest ratably over a three-year period on each anniversary date. On March 31, 2003 the Company entered into an Employment Agreement with such officer of the Company, pursuant to which, among other things, the exercise price for all 380,000 options were changed to $0.735 per share, which equaled the stock price on that date. In addition, the Company issued an additional 120,000 options at an exercise price of $0.735 per share which vested immediately. As a result of the re-pricing of 380,000 options, the Company will re-measure the intrinsic value of these options at the end of each reporting period and will adjust compensation

                       BIOENVISION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004

Note 6 - Stockholders' Transactions - continued

expense based on changes in the stock price. Stock based compensation income (expense) recognized as a result of this re-pricing amounted to $315,000 and $(2,381,000) for the years ended June 30, 2005 and 2004, respectively.

During the year ended June 30, 2005, certain option holders of the Company exercised with cash their options to acquire 685,833 shares of the Company's common stock. The Company received proceeds of approximately $708,000 during the year ended June 30, 2005, from the exercise of these options.

During the year ended June 30, 2005, certain non-employee holders of options exercised pursuant to the cashless exercise feature available to such option holders and the Company issued approximately 212,709 shares of its common stock in connection therewith.

On January 20, 2004, the Company granted 25,000 options to a member of the Board of Directors, for serving as a member of the Board of Directors, at an exercise price of $4.55 per share which vest ratably on the first and second anniversaries of the grant date. The Company recognized $47,000 and $21,000 as consulting expenses for the years ended June 30, 2005 and June 30, 2004, respectively.

The Company recorded a compensation expense of $88,000 and $38,611 for the years ended June 30, 2005 and June 30, 2004, respectively, as a result of 505,000 options granted to certain employees on January 20, 2004 at a strike price that was lower than the exercise price.

On January 6, 2005, the Company granted 7,500 options to a board member for serving as a member of the Board of Directors, at an exercise price of $8.17 per share which 1,875 vest immediately on the grant date and the remaining 5,625 vest ratably on the first, second and third anniversaries of the grant date. The Company recognized approximately $13,000 as consulting expense for the year ended June 30, 2005.

                       BIOENVISION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004
Note 6 - Stockholders' Transactions - continued

        A summary of the Company's stock option activity for options issued to employees and related information follows:

                                             Number         Weighted Average
                                          of Shares         Exercise Price
                                          ----------        ----------------
                                        ------------------------------------
Balance - June 30, 2003                   3,570,000         $        1.23

          Granted during 2004               720,000         $        5.02
          Exercised during 2004              20,000         $        1.42
                                        ------------------------------------
Balance - June 30, 2004                   4,270,000         $        1.87

          Granted during 2005               784,000         $        7.99
          Exercised during 2005             885,500         $        1.08
          Forfeiture during 2005             12,500         $        3.53
                                        ------------------------------------
Balance - June 30, 2005                   4,156,000         $        3.18
                                        ====================================



                                        Stock Options Outstanding                Options Exercisable
            ----------------------------------------------------------------------------------------------

                                                                   Weighted
                                       Weighted                    Average      Number of     Weighted
                                       Average                     Remaining    Stock         Average
                                       Exercise      Number of     Contractual  Options       Exercise
            Exercise Price Range       price         Options       Life         Exercisable   Price
            ----------------------------------------------------------------------------------------------

            $0.74 - $1.45              $   1.29      2,685,000     3.21         2,283,000     $   1.18
            $4.05 - $4.05              $   4.05        497,000     8.56           166,000     $   4.05
            $5.44 - $6.50              $   5.93        111,000     9.26            29,000     $   6.05
            $7.87 - $8.87              $   8.21        863,000     9.41           243,000     $   8.20
                                                    -------------              -------------
            $0.74 - $8.87              $   3.18      4,156,000     5.30         2,721,000     $   2.03
                                                    =============              =============

The weighted-average grant date fair value of options granted for the periods ended June 30, 2005 and 2004 was $4.75 and $3.13, respectively

Convertible Preferred Stock

On May 7, 2002 the Company authorized the issuance and sale of up to 5,920,000 shares of Series A Convertible Preferred Stock, par value $0.001 per share ("Series A Preferred Stock"). Series A Preferred Stock may be converted into two shares of common stock at an initial conversion price of $1.50 per share of common stock, subject to adjustment for stock splits, stock dividends, mergers, issuances of cheap stock and other similar transactions. In May 2002, the Company consummated a Private Placement of Series A Preferred Stock and received gross proceeds of $17.7 million. Holders of Series A Preferred Stock also received, in respect of each share of Series A Preferred Stock purchased in the May 2002 Private Placement by the Company, one warrant to purchase one share of the Company's common stock at an initial exercise price of $2.00, subject to adjustment. The purchasers of Series A Preferred Stock also received certain registration rights. The preferred stock generally carries rights to vote with the holders of common stock as one class on a two-for-one basis. The preferred stock is convertible into the Company's common stock, at the holder's option, on a two-for-one basis subject to certain adjustments at the earlier to occur of
(i) at the election of each holder from and after the issuance date, or (ii) the date at any time after the one year anniversary of the issuance date upon which both (x) the average of the market price for a share of common stock for thirty consecutive

                       BIOENVISION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004

Note 6 - Stockholders' Transactions - continued

trading days exceeds $10.00 per share, subject to certain adjustments, and (y) the average of the trading volume for the Company's common stock during such period exceeds 150,000, subject to certain adjustments.

The Company is required to accrue for and pay a dividend of 5%, subject to certain adjustments, on its cumulative Series A Convertible Preferred Stock. The Company has paid the dividend in cash to holders of Series A Convertible Preferred Stock through July 30, 2005.

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

During the year ended June 30, 2005, certain holders of 1,091,666 shares of the Company's preferred stock converted such shares into 2,183,332 shares of the Company's common stock. In addition, during the year ended June 30, 2005, certain warrant holders of the Company exercised their warrants to acquire 1,598,411 shares of the Company's common stock. The Company received proceeds of approximately $3,278,963 during the year ended June 30, 2005 from the exercise of these warrants.

Common Stock

On December 18, 2004, the Company issued 62,500 shares of its common stock to a consultant to the Company for services rendered to the Company. The Company recorded compensation expense of approximately $497,000 for the year ended June 30, 2005 in connection with such issuance.

On February 8, 2005, the Company completed a secondary public offering in which it sold 7,500,000 common shares at $8.00 per share, with net proceeds to the Company of approximately $55.7 million, after deducting underwriting discounts and commissions and offering expenses.

Warrants

On June 22, 2004 the Company entered into a consulting agreement pursuant to which consultant will provide certain investor relation services on behalf of the Company. In connection therewith, the Company issued a warrant to said consultant pursuant to which said consultant has the right to purchase 50,000 shares of Company's common stock at a price of $8.25 per share upon the completion of certain milestones, as set forth in such agreement. The Company recognized approximately $243,000 as a consulting expense for the year ended June 30, 2005.

On August 4, 2004, the Company issued a warrant to a consultant pursuant to which said consultant has the right to purchase 40,000 shares of the Company's common stock at a price of $7.22 per share upon satisfaction of certain milestones included in the warrant. The Company recognized approximately $75,000 as consulting expense for the year ended June 30, 2005, relating to said warrants.

On August 9, 2004, the Company issued two warrants to a consultant pursuant to which said consultant has the right to purchase 45,000 shares of the Company's common stock at a price of $6.10 per share. The Company recognized approximately $138,000 as consulting expense for year ended June 30, 2005 relating to said warrants.

                       BIOENVISION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004

Note 7- Geographic Information

We have one operating segment and define geographical regions as countries in which we operate. Our corporate headquarters in the United States collects licensing, royalties and research & development contract revenue from our arrangements with external customers and our co-development partners. Our wholly owned subsidiary, Bioenvision Limited, located in the United Kingdom manages our product sales (including the named patient program). The following table reconciles our revenues by geographic region to the consolidated total:

                                   Year ended June 30,
                                   2005           2004
Region
------
United States                $   3,373,547      $ 2,929,719
United Kingdom                   1,277,627          172,495
                            --------------------------------
                             $   4,651,174      $ 3,102,214

Note 8 - Related Party Transactions

In May 2002, we completed a private placement pursuant to which we issued an aggregate of 5,916,666 shares of Series A convertible participating preferred stock for $3.00 per share and warrants to purchase an aggregate of 5,916,666 shares of common stock and in March of 2004 we consummated a private placement of our common stock pursuant to which we raised $12.8 million with a second closing in May 2004 in which we raised an additional $3.5 million. An affiliate of SCO Capital Partners LLC, one of our stockholders, served as financial advisor to the Company in connection with these financings and earned a placement fee of approximately $1.2 million in connection with May 2002 private placement and a placement fee of $1.1 million and warrants to purchase 260,290 shares of common stock for $6.25 per share for the March and May 2004 financings.

Note 9 - Commitments and Contingencies

Leases

The Company leases 5,549 square feet of office space for its New York, New York headquarters under a non-cancelable operating lease expiring on December 29, 2009 and approximately 2,437 square feet in Edinburgh, Scotland under a lease agreement for its subsidiary Bioenvision Ltd. which expires February 28, 2006. Rent expense for both facilities in the aggregate for the year ended June 30, 2005, was approximately $421,000. Further, the Company leases two vehicles under leases which expire November 29, 2005 and February 28, 2007. Lease expense was approximately $34,000 and $37,000 for the years ended June 30, 2005 and June 30, 2004, respectively. At June 30, 2005, total minimum rentals under operating leases with initial or remaining non-cancelable lease terms of more than one year were approximately:

                      Year ended June 30,

                             2006           $773,000

                             2007            546,000

                             2008            316,000

                             2009            316,000

                             2010            159,000
                                         -----------

                                         $ 2,110,000
                                         -----------

                       BIOENVISION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004


Note 9 - Commitments and Contingencies - continued

Litigation

On December 19, 2003, the Company filed a complaint against Dr. Deidre Tessman and Tessman Technology Ltd. (the "Tessman Defendants") in the Supreme Court of the State of New York, County of New York (Index No. 03-603984). An amended complaint alleges, among other things, breach of contract and negligence by Tessman and Tessman Technology and demands judgment against Tessman and Tessman Technology in an amount to be determined by the Court. The Tessman Defendants removed the case to federal court, then remanded it to state court and served an answer with several purported counterclaims. The Company denies the allegations in the counterclaims and intends to pursue its claims against the Tessman Defendants vigorously. Each of the parties has moved for summary judgment dismissing all but one of the claims of the other parties. Those motions have not been decided by the Court.

Note 10 - Restatements

In May of 2005, the Company identified an error with respect to the accounting for income taxes in connection with the Pathagon acquisition completed on February 1, 2002. The Company had originally concluded that the realization of the deferred tax asset related to the net operating losses and other deductible temporary differences existing at the acquisition date, and generated after the acquisition date, did not meet the "more likely than not" criteria and, as a result, a valuation allowance was established on the deferred tax assets of the Company. The Company's restated accounting treatment determined that the deferred tax liability recorded in connection with the Pathagon acquisition creates taxable income as the taxable temporary differences reverse. Consequently, the ability to realize the deferred tax assets is "more likely than not" and a valuation allowance is not required against the deferred tax assets, to the extent the deferred tax liability offsets the deferred tax assets. This restated accounting treatment resulted in the recognition of our deferred tax assets to the extent of our deferred tax liabilities. The deferred tax asset, in excess of the deferred tax liability, is not "more likely than not" to be realized, and therefore, is fully valued.

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

As a result of the above, the Company previously restated its consolidated financial statements as of June 30, 2004 in its Form 10-KSB/A. The following is a summary of the effects of the income tax accounting corrections on the Company's consolidated financial statements for the years ended June 30, 2004 and 2003.

                       BIOENVISION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004

Note 10 - Restatements - continued


June 30                                          2004                                   2003
                                   As Reported        As Restated          As Reported         As Restated
------------------------------------------------------------------------------------------------------------
Consolidated Balance Sheets:

Goodwill                         $    3,902,705    $    1,540,162       $    3,902,705       $    1,540,162
     Total assets                    44,533,387        42,170,844           28,535,675           26,173,132
Deferred tax liability                5,780,799               -              6,317,702            1,459,814
     Total liabilities               17,150,816        11,370,017            9,707,283            4,849,395
Accumulated deficit                 (41,082,397)      (37,664,141)         (28,651,443)         (26,156,098)
     Total shareholders' equity      27,382,571        30,800,827           18,828,392           21,323,737


Year Ended June 30                               2004                                   2003
                                    As Reported       As Restated          As Reported         As Restated
------------------------------------------------------------------------------------------------------------
Consolidated Statements of
Operations:

Income tax benefit                $     536,903     $   1,459,814       $     536,903        $    2,117,103
Net loss                            (11,574,178)      (10,651,267)         (6,746,326)           (5,166,126)
Net loss available to common        (12,430,954)      (11,508,043)         (7,624,144)           (6,043,944)
stockholders

Basic and diluted net loss per    $       (0.61)    $       (0.57)      $       (0.45)       $        (0.36)
share of common stock


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

                                          SIGNATURES


        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned on October 13, 2005, thereunto duly authorized.


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


              Signature                               Title                         Date

/s/ Christopher B. Wood, M.D.           Chairman and Chief Executive          October 13, 2005
-----------------------------           Officer and Director
Christopher B. Wood, M.D.               (Principal Executive Officer)

/s/ David P. Luci                       Chief Financial Officer, General      October 13, 2005
-----------------                       Counsel and Corporate  Secretary
David P. Luci                           (Principal Financial and
                                        Accounting Officer)

/s/ Thomas S. Nelson                    Director                              October 13, 2005
--------------------
Thomas S. Nelson, C.A.

/s/  Michael Kauffman                   Director                              October 13, 2005
---------------------
Michael Kauffman

/s/ Andrew N. Schiff                    Director                              October 13, 2005
--------------------
Andrew N. Schiff

/s/ Steven A. Elms                      Director                              October 13, 2005
------------------
Steven A. Elms