Form 10-Q
period 2005-12-31
BIOENVISION INC
filed 2006-02-14
CIK 1028205

FORM 10-Q

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                                December 31, 2005
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
                                 ------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X____ No _____


As of February 9, 2006, there were 40,820,179 shares of the issuer's common stock, par value $.001 per share (the "Common Stock") outstanding.

Transitional Small Business Disclosure Format (Check One): YES [ ] No [X]

                                 C O N T E N T S



PART I  FINANCIAL INFORMATION                                                                                  Page
                                                                                                               ----

Item 1.   Consolidated Financial Statements

Consolidated Balance Sheets (Unaudited) -
As of December 31, 2005 and June 30, 2005                                                                        1

Consolidated Statements of Operations (Unaudited) -
For the three and six months ended December 31, 2005 and 2004                                                    2

Consolidated Statements of Stockholders' Equity (Unaudited) -
For the periods ended December 31, 2005 and June 30, 2005                                                        3

Consolidated Statements of Cash Flows (Unaudited) -
For the six months ended December 31, 2005 and 2004                                                              4

Notes to Consolidated Financial Statements (Unaudited)                                                           5

Item 1A.  Risk Factors                                                                                          17

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                  17

Item 3. Quantitative and Qualitative Disclosures About Market Risk                                              23

Item 4.  Controls and Procedures                                                                                23

PART II   OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                      25

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                                            25

Item 3.  Defaults Upon Senior Securities                                                                        25

Item 4.  Submission of Matters to a Vote of Security Holders                                                    25

Item 5.  Other Information                                                                                      25

Item 6.  Exhibits                                                                                               26

SIGNATURES

                       BIOENVISION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)


                                                                                  December 31,                 June 30,
                                                                                      2005                       2005
                                                                                 ------------                ------------
                                 ASSETS

Current assets
    Cash and cash equivalents                                                    $  3,010,401                $ 31,407,533
    Restricted cash                                                                         -                     290,000
    Short-term securities                                                          51,010,728                  32,746,948
    Accounts receivable, less allowances of $897,161 and $869,220, at
      December 31, 2005 and June 30, 2005, respectively                             1,523,281                   1,785,779
    Inventory                                                                         400,076                     277,908
    Other current assets                                                              628,494                     342,628
                                                                                 ------------                ------------

        Total current assets                                                       56,572,980                  66,850,796

    Property and equipment, net                                                       285,359                     279,778
    Intangible assets, net                                                          7,984,397                   8,252,936
    Goodwill                                                                        1,540,162                   1,540,162
    Security deposits                                                                 207,271                     209,665
    Deferred costs                                                                  3,541,213                   3,656,798
                                                                                 ------------                ------------
        Total assets                                                             $ 70,131,382                $ 80,790,135
                                                                                 ============                ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities
    Accounts payable                                                             $    863,148                $  1,602,267
    Accrued expenses                                                                3,139,778                   4,581,444
    Accrued dividends payable                                                          57,329                      56,404
    Deferred revenue                                                                  498,607                     498,607
                                                                                 ------------                ------------

        Total current liabilities                                                   4,558,862                   6,738,722

Deferred revenue                                                                    7,188,292                   7,437,598
                                                                                 ------------                ------------

        Total liabilities                                                          11,747,154                  14,176,320
Commitments and contingencies                                                               -                           -
 Stockholders' equity
    Convertible preferred stock - $0.001 par value; 20,000,000 shares
    authorized;                                                                         2,250                       2,250
      2,250,000 shares issued and outstanding on each of December 31,
      2005 and June 30, 2005 (liquidation preference $6,750,000)
    Common stock - par value $0.001; 70,000,000 shares authorized;                     40,768                      40,559
      40,767,743 and 40,558,948 shares issued and outstanding at
      December 31, 2005 and June 30, 2005, respectively
    Additional paid-in capital                                                    129,779,181                 128,946,717
    Deferred compensation                                                                   -                    (145,646)
    Accumulated deficit                                                           (71,099,596)                (62,331,005)
    Shareholder receivable                                                           (340,606)                          -
    Accumulated other comprehensive income                                              2,231                     100,940
                                                                                 ------------                ------------


         Stockholders' equity                                                      58,384,228                  66,613,815
                                                                                 ------------                ------------

         Total liabilities and stockholders' equity                              $ 70,131,382                $ 80,790,135
                                                                                 ============                ============

The accompanying notes are an integral part of these financial statements.

                       BIOENVISION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)



                                                                          Three months ended                Six months ended
                                                                             December 31,                     December 31,
                                                                             ------------                     ------------
                                                                         2005                2004         2005              2004
                                                                      -------------     -------------   ------------   ------------
                                                                                        (Restated -                     (Restated -
                                                                                          Note J)                         Note J)



Revenue
    Licensing and royalty revenue                                      $    543,919       $   228,400     $  944,049     $  581,657
    Product sales                                                           173,980           215,131        368,976        215,131
    Research and development contract revenue                               373,408           732,392        448,500      1,464,463
                                                                      -------------     -------------   ------------   ------------

Total revenue                                                             1,091,307         1,175,923      1,761,525      2,261,251

Costs and expenses
    Cost of products sold, including royalty expense of $331,000 and        438,018           152,359        766,309        152,359
    $22,000 for the three months ended December 31, 2005 and 2004, respectively and $532,000 and $22,000 for the six months ended
    December 31, 2005 and 2004, respectively.

    Research and development                                              2,011,263         1,688,747      4,442,181      3,827,644

    Selling, general and administrative                                   2,582,191         3,054,239      5,469,653      4,810,952

    Depreciation and amortization                                           256,872           341,987        481,155        681,693
                                                                      -------------     -------------   ------------   ------------

Total costs and expenses                                                  5,288,344         5,237,332     11,159,298      9,472,648
                                                                      -------------     -------------   ------------   ------------

Loss from operations                                                     (4,197,037)       (4,061,409)    (9,397,773)    (7,211,397)

Interest and finance charges                                                      -                 -        (66,761)             -
Interest income                                                             403,175            56,578        866,080        112,014
                                                                      -------------     -------------   ------------   ------------

Net loss                                                                 (3,793,862)       (4,004,831)    (8,598,454)    (7,099,383)

Cumulative preferred stock dividend                                         (85,069)         (110,375)      (170,137)      (236,716)
                                                                      -------------     -------------   ------------   ------------

Net loss available to common stockholders                              $ (3,878,931)      $(4,115,206)   $(8,768,591)   $(7,336,099)
                                                                       ============        ==========    ===========    ===========


Basic and diluted net loss per share of common stock                         $(0.10)           $(0.14)        $(0.22)        $(0.25)
                                                                       ============        ==========    ===========    ===========


Weighted average shares used in computing                                40,762,508        29,728,769     40,761,636     29,122,609
    basic and diluted net loss per share                               ============        ==========    ===========    ===========



The accompanying notes are an integral part of these financial statements.

                                                                                                            Accumulated

                                                                                                    Share-     Other        Total

                        Convertible                             Additional   Deferred               holder    Compre-       Stock-

                      Preferred Stock          Common Stock     Paid In      Compen-   Accumulated  Receiv-   hensive      holders'

                          Shares       $      Shares      $     Capital      sation      Deficit    able    Income (Loss)  Equity
                          ------       -      ------      -     -------     --------     -------    ------  -----------  -----------

Balance at July 1, 2004
(Restated - Note J)     3,341,666  $3,342  28,316,163 $ 28,316 $68,517,702  $ (223,990) $(37,664,141)$    -   $139,598  $30,800,827

Net loss for the
period (Restated -
Note J)                                                                                  (24,262,785)                   (24,262,785)

Cumulative preferred
 stock dividend for
 the period                                                                                 (404,079)                      (404,079)

Currency translation
adjustment                                                                                                     (38,658)     (38,658)

Deferred compensation                                                           78,344                                       78,344

Preferred stock
converted to
common stock            (1,091,666) (1,092) 2,183,332    2,183      (1,092)

Income related to
repricing of options                                              (314,950)                                                (314,950)

Warrants issued in
connection with
services                                                     -     524,928                                                  524,928

Shares issued in
connection
with services                                  62,500       63     496,188                                                  496,250

Options exercised to
common stock                                  685,833      686     707,638                                                  708,324

Warrants exercised to
common stock                                1,811,120    1,811   3,277,151                                                3,278,962


Shares issued in
connection with
public offering, net
of related expenses                         7,500,000    7,500  55,739,152                                               55,746,652
                        --------- ------- ----------- -------- ------------ ---------- ------------- ---------  -------  -----------

  Balance at
   June 30, 2005         2,250,000 $2,250  40,558,948 $ 40,559 $128,946,717 $ (145,646) $(62,331,005)$      -  $100,940 $66,613,815


Net loss for the period                                                                   (8,598,454)                    (8,598,454)

Cumulative preferred
stock dividend                                                                              (170,137)                      (170,137)

Currency translation
adjustment                                                                                                      (98,709)    (98,709)

Due from shareholder                                                                                  (340,606)            (340,606)

Employee stock-based
compensation                                                       941,140                                                  941,140

Deferred compensation                                             (136,457)    145,646                                        9,189

Options exercised                             191,196      191        (191)

Warrants issued in
connection with
services                                                            27,990                                                   27,990

Warrants exercised                             17,599       18         (18)
                        --------- ------- ----------- -------- ------------ ---------- ------------- ---------  -------  -----------
Balance at
 December 31, 2005      2,250,000  $2,250  40,767,743 $ 40,768 $129,779,181 $       -  $(71,099,596) $(340,606) $ 2,231  $58,384,228
                        ========= =======  ========== ======== ============ ========== ============= ========== =======  ===========


The accompanying notes are an integral part of this financial statement.

                       BIOENVISION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                                            Six months ended
                                                                                              December 31,
                                                                                     2005                     2004
                                                                                --------------           --------------
                                                                                                      Restated - Note J

 Cash flows from operating activities:
     Net loss                                                                    $(8,598,454)             $(7,099,383)
     Adjustments to reconcile net loss to net
        cash used in operating activities
          Depreciation and amortization                                              481,155                  681,693
          Provision for bad debts                                                     28,693                        -
          Stock based compensation                                                   978,319                1,400,406
          Deferred revenue                                                          (249,305)                (275,916)
          Deferred costs                                                             115,583                  120,912
          Changes in assets and liabilities:
              Accounts payable                                                      (723,752)              (1,081,417)
              Inventory                                                             (138,712)                 (62,890)
              Other current assets                                                  (293,062)                (250,035)
              Security deposits                                                            -                 (132,685)
              Accrued interest on investments                                       (573,950)                       -
              Accounts receivable                                                    196,181                1,341,790
              Accrued expenses                                                    (1,739,496)                 706,339
                                                                                  -----------            ------------

                     Net cash used in operating activities                       (10,516,800)              (4,651,186)

 Cash flows from investing activities:
     Release of restricted cash                                                      290,000                        -
     Additions to intangible assets                                                 (162,887)                 (93,992)
     Capital expenditures                                                            (58,622)                 (35,039)
     Redemption of short-term securities                                           7,500,000                        -
     Purchase of short-term securities                                           (25,350,012)                       -
                                                                                  -----------            ------------

                     Net cash used in investing activities                       (17,781,521)                (129,031)

 Cash flows from financing activities:
     Proceeds from exercise of options and warrants                                        -                3,624,000
     Dividends paid                                                                 (169,212)                (251,799)
                                                                                  -----------            ------------

                     Net cash (used in) provided by financing activities            (169,212)               3,372,201

 Effect of exchange rates on cash                                                     70,401                    8,413
                                                                                  -----------            ------------
 Net decrease in cash and cash equivalents                                       (28,397,132)              (1,399,603)

 Cash and cash equivalents, beginning of period                                   31,407,533               18,875,675
                                                                                  -----------            ------------

 Cash and cash equivalents, end of period                                         $3,010,401              $17,476,072
                                                                                  ==========              ===========


The accompanying notes are an integral part of these financial statements.

                       BIOENVISION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2005

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

The Company is currently selling its anti-cancer drug, Modrenal(R), in the United Kingdom. Modrenal(R) is approved in the U.K. for the treatment of post-menopausal advanced breast cancer following relapse to initial hormone therapy.

We anticipate that revenues derived from our two lead drugs, clofarabine and Modrenal(R) will permit us to further develop the other products currently in our pipeline. In addition to clofarabine and Modrenal(R), we are performing initial development work on BIOV-401 (Virostat) for the treatment of chronic Hepatitis C.

Significant Accounting Policies

Revenue recognition

In accordance with SEC Staff Accounting Bulletin No. 104 "Revenue Recognition", or SAB 104, upfront nonrefundable fees associated with research and development collaboration agreements in which the Company has continuing involvement in the agreement, are recorded as deferred revenue and recognized over the estimated research and development period using the straight-line method. If the estimated period is subsequently modified, the period over which the up-front fee is recognized is modified accordingly on a prospective basis using the straight-line method. Continuation of certain contracts and grants are dependent upon the Company and/or its co-development partners' achieving specific contractual milestones; however, none of the payments received to date are refundable regardless of the outcome of the project. Upfront nonrefundable fees associated with licensing arrangements are recorded as deferred revenue and recognized over the period of the licensing arrangement using the straight line method, which approximates the life of the patent.

Royalty revenue from product licensees is recorded as earned.

The Company currently sells its products to wholesale distributors and directly to hospitals, clinics, and retail pharmacies. Revenue from product sales is recognized when the risk of loss is passed to the customer, the sales price is fixed and determinable, and collectibility is reasonably assured.

Research & development contract revenue includes reimbursements to us from our pre-commercial stage Named Patient Program for clofarabine as well as certain payments due from our co-development partner relating to the reimbursement of 50% for certain of our ongoing research costs in the development of clofarabine outside the United States. Currently, the Company has billed but not recorded approximately $2,513,000 of revenues relating to the reimbursement from our co-development partner for certain of our ongoing research costs in the development of clofarabine outside the United States. When the Company has determined that collectibility is reasonably assured, the Company will record the revenue. At December 31, 2005, the Company continues to hold a reserve for bad debts of $869,000 relating to the outstanding receivables due from the co-development partner.

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

Upon adoption of SFAS 123 (R), beginning July 1, 2005, the Company reversed the unrecognized deferred compensation costs, associated with options granted to certain employees, of approximately $136,000 with a corresponding reduction to the Company's Additional paid-in capital (see Note E). The Company also no longer re-measures the intrinsic value of the 380,000 re-priced options granted to an officer of the Company (see Note E). The Company recognized compensation expense of approximately $12,000 and $24,000 for the options during the three and six months ended December 31, 2005 based on the fair value, as determined in accordance with SFAS 123 (R), of the modified award that remains unvested.

Beginning July 1, 2005, the Company is recognizing compensation costs for stock option awards to employees based on their grant-date fair value. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average fair value per share for stock options granted to employees during the three and six months ended December 31, 2005 was $3.44 and $4.04, respectively. Values were estimated using a zero dividend yield, expected volatility of 80%, and a risk free interest rate range of 3.99% to 4.39%. The expected term of 3.5 years was utilized based on historical exercise of employees.

As required by SFAS 123 (R), management made an estimate of expected forfeitures for all unvested awards and is recognizing compensation costs only for those equity awards expected to vest. The impact on previously reported pro forma disclosures under SFAS No. 123 where forfeitures were recognized as incurred is not material. As of December 31, 2005, the total compensation cost related to unvested equity awards granted to employees but not yet recognized is approximately $2.7 million. This cost will be amortized on a straight-line basis over the remaining weighted average vesting period of 1.5 years.

A summary of the Company's stock option activity for options issued to employees and related information follows:


                                                                         Weighted
                                                                         Average
                                                        Weighted        Remaining        Aggregate
                                         Number          Average        Contractual      Intrinsic
                                        of Shares    Exercise Price        Life            Value
                                        ---------    --------------        ----            -----

Balance - June 30, 2005                 4,156,000            $3.18
Granted                                   272,000             4.72
Exercised                                 225,000             1.25                     $189,000
Cancelled                                 252,000             4.05
Forfeited                                   5,000             8.80
                                      -----------         --------
Balance - December 31, 2005             3,946,000            $3.33         5.07        $8,103,000
                                      -----------         --------

Exercisable - December 31, 2005         2,814,000            $2.21         3.68        $3,873,000

                       BIOENVISION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - Description of Business and Summary of Significant Accounting Policies
- continued

A summary of the Company's nonvested options at December 31, 2005 and changes during the six months ended December 31, 2005 is presented below:

                                                          Weighted
                                         Non-vested     Average Fair
                                           Number         Value at
                                         of Shares       Grant Date
                                         ---------       ----------

Balance - June 30, 2005                      1,434,000     $   3.13
Granted                                        193,000         2.35
Vested                                         317,000         1.23
Cancelled                                      173,000         2.70
Forfeited                                        5,000         5.03
                                         -------------    ---------
Balance - December 31, 2005                  1,132,000     $   3.74
                                         -------------    ---------

For the three and six months ended December 31, 2005, the Company recorded employee stock based compensation expense of $482,000 and $ 941,000, respectively. For the three and six months ended December 31, 2004, the Company accounted for stock based compensation in accordance with APB No. 25. The following table summarizes the pro forma effect of stock-based compensation as if the fair value method of accounting for stock options had been applied in measuring compensation cost for the three and six months ended December 31, 2004.


                                                                  Three months ended      Six months ended
                                                                     December 31,           December 31,
                                                                         2004                   2004
                                                                         ----                   ----
                                                                     (As restated)          (As restated)
Net loss available to common stockholders,
as reported                                                              $ (4,115,206)          $ (7,336,099)
Add:  Stock-based employee compensation expense as reported
                                                                              439,337                263,492

Deduct:  Total stock-based employee compensation
expense determined under fair value based method
for all awards                                                               (307,774)              (591,196)
                                                                           ----------           ------------

Pro forma net loss                                                       $ (3,983,643)          $ (7,663,803)
Loss per share
     Basic and diluted - as reported                                     $      (0.14)          $      (0.25)

     Basic and diluted - pro forma                                       $      (0.13)          $      (0.26)

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

Net loss per share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the periods. Diluted net loss per share is computed using the weighted average number of common shares and potentially dilutive common shares outstanding during the periods. Options and warrants to purchase 11,234,314 and 11,404,364 shares of common stock have not been included in the calculation of net loss per share for the three and six months ended December 31, 2005 and 2004, respectively, as their effect would have been anti-dilutive.

Comprehensive loss

Total comprehensive loss for the three months ended December 31, 2005 and 2004 was $3,928,000 and $4,107,000, respectively and $8,868,000 and $7,328,000 for the six months ended December 31, 2005 and 2004, respectively.

Foreign currency translation

The reporting currency of the Company is the US dollar. The functional currency of Bioenvision Limited, the Company's wholly-owned subsidiary, organized under the laws of the United Kingdom with offices in Edinburgh, Scotland, is the Pound Sterling. We translate assets and liabilities to their U.S. dollar equivalents at rates in effect at the balance sheet date and record translation adjustments in accumulated other comprehensive income (loss). We translate statement of income accounts at average rates for the period. For the three months ended December 31, 2005, foreign currency transaction gains and losses included in selling, general and administrative expense were $40,000 and $3,000, respectively. For the six months ended December 31, 2005, foreign currency transaction gains and losses included in selling, general and administrative expense were $41,000 and $12,000, respectively.

Cash and cash equivalents and Short-term securities

The Company considers all highly liquid financial instruments with a maturity of three months or less when purchased to be cash equivalents. All funds invested in a Certificate of Deposit with maturities greater than three months and less than one year are classified as short-term securities and determined by management to be available-for-sale securities.

Deferred costs

Deferred costs represent payments to Southern Research Institute, or SRI, and to Stegram Pharmaceutical Ltd, which directly relate to milestone payments received in connection with the Genzyme Co-Development Agreement and the Dechra Sub-License Agreement, respectively. The amortization of these costs has been presented in research and development on the statement of operations.

Credit risk

Our accounts receivable are primarily due from wholesale distributors and our co-development partners. One customer comprises approximately 45% and 48% of revenues earned for the three and six months ended December 31, 2005 respectively. At December 31, 2005, the Company continues to hold a provision for bad debts of $869,000 relating to the outstanding receivables due from the customer. Another customer comprises approximately 16% and 21% of revenues earned for the three and six months ended December 31, 2005, respectively.

                       BIOENVISION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - Description of Business and Summary of Significant Accounting Policies
- continued

Inventory

Inventories are stated at the lower of cost or market, cost being determined under the first-in, first-out method. We only capitalize inventory that is produced for commercial sale. The Company periodically reviews inventory on hand. Items considered outdated or obsolete are reduced to their estimated net realizable value.

                                         December 31,        June 30,
          Asset Description                  2005              2005
          -----------------                  ----              ----

Work in Process                             $270,000         $171,000
Finished Goods                               130,000          107,000
                                            --------         --------

Total Inventory                             $400,000         $278,000
                                            ========         ========

Property and equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Property and equipment are depreciated on a straight-line basis over their estimated useful lives, which range from 3 to 7 years.

                                       Estimated     December 31,      June 30,
          Asset Description           Useful Life        2005            2005
          -----------------           -----------        ----            ----



Computer equipment and software       3 to 5 years     $ 351,000     $ 305,000
Furniture and fixtures                   7 years          52,000        49,000
                                                        --------     ---------
                                                         403,000       354,000
                                                        --------     ---------

Less: accumulated depreciation                          (118,000)      (74,000)
                                                        --------     ---------

Net property and equipment                             $ 285,000     $ 280,000
                                                       =========     =========

The Company recorded depreciation expense of $26,000 and $6,000 for the three months ended December 31, 2005 and 2004, respectively and $50,000 and $12,000 for the six months ended December 31, 2005 and 2004, respectively.

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

Goodwill and Other intangible assets

Goodwill represents the excess of costs over the fair value of identifiable net assets of Pathagon. Intangible assets include patents and licensing rights acquired in connection with the acquisition of Pathagon. The Company accounts for these assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Goodwill is not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimatable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets."

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

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS 154 "Accounting Changes and Error Corrections," a replacement of APB Opinion 20 and SFAS 3. SFAS 154 changes the accounting for, and reporting of, a change in accounting principle. SFAS 154 requires retrospective application to prior period's financial statements of voluntary changes in accounting principle, and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. SFAS 154 is effective for accounting changes and corrections made in fiscal years beginning after December 15, 2005.

In March 2005, the FASB issued FIN 47, "Accounting for Conditional Asset Retirement Obligations," an interpretation of SFAS 143. FIN 47 clarifies that the term conditional asset retirement obligation as used in SFAS 143 refers to a legal obligation to perform an asset retirement activity in which the timing or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal years ending after December 15, 2005.

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

NOTE B - Interim Financial Statements

In the opinion of management, the accompanying unaudited consolidated financial statements contain all the adjustments consisting of normal accrued adjustments necessary to present fairly the consolidated financial position of the Company as of December 31, 2005, the consolidated results of operations for the three and six months ended December 31, 2005 and 2004, the consolidated statements of stockholders equity for the six months ended December 31, 2005, and cash flows for the six months ended December 31, 2005 and 2004. Certain reclassifications of balances previously reported have been made to conform to the current presentation.

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

The consolidated results of operations for the three and six months ended December 31, 2005 and 2004 are not necessarily indicative of the results to be expected for any other interim period or for the full year.

                       BIOENVISION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C - License and Co-Development Agreements

Clofarabine

The Company has a license from Southern Research Institute ("SRI"), to develop, manufacture and market a class of purine nucleoside analogs which, based on third-party studies conducted to date, may be effective in the treatment of leukemia, lymphoma and certain solid tumor cancers. The lead compound of these purine-based nucleosides is known as clofarabine. Under the terms of the agreement with SRI, the Company was granted the exclusive worldwide license, excluding Japan and Southeast Asia, to make, use and sell products derived from the technology for a term expiring on the date of expiration of the last patent covered by the license (subject to earlier termination under certain circumstances), and to utilize technical information related to the technology to obtain patent and other proprietary rights to products developed by the Company and by SRI from the technology. Initially, the Company is developing clofarabine for the treatment of leukemia and lymphoma and studying its potential role in treatment of solid tumors.

In August 2003, SRI granted the Company an irrevocable, exclusive option to make, use and sell products derived from the technology in Japan and Southeast Asia. The Company intends to convert the option to a license and is actively working on this initiative.

To facilitate the development of clofarabine, in March 2001, the Company entered into a co-development agreement with ILEX Oncology, Inc. ("ILEX"), our sub-licensor until it was acquired by Genzyme Corporation ("Genzyme") on December 21, 2004, for the development of clofarabine in cancer indications. Under the terms of the co-development agreement, Genzyme is required to pay all development costs in the United States and Canada, and 50% of approved development costs worldwide outside the U.S. and Canada (excluding Japan and Southeast Asia), in each case, for the development of clofarabine in cancer indications. Currently, the Company has billed but not recorded approximately $2,513,000 of revenues relating to the reimbursement from our co-development partner for certain of our ongoing research costs in the development of clofarabine outside the United States. When the Company has determined that collectibility is reasonably assured, the Company will record the revenue. Genzyme is responsible for conducting all clinical trials and the filing and prosecution of applications with applicable regulatory authorities in the United States and Canada for certain cancer indications. The Company retains the right to handle those matters in all territories outside the United States and Canada (excluding Japan and Southeast Asia) and retains the right to handle these matters in the U.S. and Canada in all non-cancer indications. The Company retained the exclusive manufacturing and distribution rights in Europe and elsewhere worldwide, except for the United States, Canada, Japan and Southeast Asia. Under the co-development agreement, Genzyme will have certain rights if it performs its development obligations in accordance with that agreement. The Company is required to pay Genzyme a royalty on sales outside the U.S., Canada, Japan and Southeast Asia. In turn, Genzyme, which would have U.S. and Canadian distribution rights in cancer indications, is paying the Company a royalty on sales in the U.S. and Canada. Under the terms of the co-development agreement, Genzyme also pays royalties to Southern Research Institute based on certain milestones. The Company also is obligated to pay certain royalties to Southern Research Institute with respect to clofarabine.

The Company received a nonrefundable upfront payment of $1.35 million when it entered into the co-development agreement with Genzyme and received an additional $3.5 million in December 2003 when it converted Genzyme's option to market clofarabine in the U.S. into a sublicense. Upon Genzyme's filing the New Drug Application for clofarabine with the FDA, the Company received an additional (i) $2 million in April 2004 and (ii) $2 million in September 2004. The Company deferred the upfront payment and recognized revenues ratably, on a straight-line basis over the related service period, through December 2002. The Company has deferred the milestone payments received to date and recognizes revenues ratably, on a straight line basis over the related service period, through March 2021. For each of the three and six months ended December 31, 2005 and 2004, the Company recognized revenues of approximately $110,000 and $220,000 respectively, in connection with the milestone payments received to date.

Deferred costs include royalty payments that became due and payable to SRI upon the Company's execution of the co-development agreement with Genzyme. The Company defers all royalty payments made to SRI and recognizes these costs ratably, on a straight-line basis concurrent with revenue that is recognized in connection with research and development costs including approximately $55,000 for each of the three months ended December 31, 2005 and 2004. The Company recognized research and development costs of $110,000 for each of the six months ended December 31, 2005 and 2004 in connection with the above royalty payments.

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

The Company received a nonrefundable upfront payment of $1.25 million when it entered into the License and Sublicense Agreement with Dechra Pharmaceuticals in May 2003. The Company deferred the upfront payment and recognizes revenues ratably, on a straight-line basis over the related service period, currently through September 2022. The Company recognized revenues of approximately $15,000 and $28,000 in connection with the upfront payment from Dechra for the three months ended December 31, 2005 and 2004, respectively and $30,000 and $57,000 for the six months ended December 31, 2005 and 2004, respectively.

Deferred costs include royalty payments that became due and payable to Stegram Pharmaceuticals Ltd. upon the Company's execution of the License and Sub-License Agreement with Dechra in May 2003. The Company defers all royalty payments made to Stegram and recognizes these costs ratably, on a straight-line basis concurrent with revenue that is recognized in connection with the Dechra agreement. Research and Development costs related to this agreement include approximately $3,000 and $6,000 for the three months ended September 30, 2005 and 2004, respectively and $6,000 and $11,000 for the six months ended December 31, 2005 and 2004 respectively.

NOTE D- Intangible Assets

                                       December 31,        June 30,
                                            2005              2005
                                            ----              ----

Patents                                     $9,379,000        $9,338,000
Trademarks                                     199,000           176,000
Other                                           99,000                 -
                                           -----------       -----------
                                             9,677,000         9,514,000

Accumulated Amortization                   (1,693,000)       (1,261,000)
                                           -----------       -----------

          Intangibles, net                  $7,984,000       $ 8,253,000
                                            ==========       ===========

Amortization of intangibles amounted to $231,000 and $336,000 for the three months ended December 31, 2005 and 2004, respectively, and $431,000 and $670,000 for the six months ended December 31, 2005 and 2004, respectively. Intangible assets are recorded at cost and amortized over periods generally ranging from 1-20 years. Amortization for each of the next five fiscal years is expected to amount to approximately $860,000 annually.

At June 30, 2005, we recognized an impairment of approximately $5,276,000 relating to the methylene blue intangible acquired in connection with the Pathagon acquisition. Due to the loss of an intellectual property patent suit which occurred during the Company's fourth quarter of 2005, relating to the international use of BIOV-401 (Virostat) in fresh frozen plasma, we re-evaluated the intangible asset relating to Virostat at June 30, 2005. At that date, we estimated that our undiscounted future cash flows, relating solely and exclusively to approved uses of Virostat, were less than the carrying value of our long-lived asset. As a result, we recognized a non-cash impairment loss of $5,276,000, equal to the difference between the estimated future cash flows for approved uses of Virostat, discounted at an appropriate rate, and the carrying amount of the asset. Making the determinations of impairment and the amount of impairment requires significant judgment by management and assumptions with respect to the future cash flows of the assets. Changes in events or circumstances that may affect long-lived assets makes judgments and assumptions with respect to the future cash flows highly subjective.

                       BIOENVISION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE E - Stockholders' Transactions

Stock Options

The Board of Directors adopted, and the stockholders approved the 2003 Stock Incentive Plan at the Annual Meeting held in January of 2004. The plan was adopted to recognize the contributions made by the Company's employees, officers, consultants, and directors, to provide those individuals with additional incentive to devote themselves to our future success and to improve the Company's ability to attract, retain and motivate individuals upon whom the Company's growth and financial success depends. Under the plan, stock options may be granted as approved by the Board of Directors or the Compensation Committee. There are 4,500,000 shares reserved for grants of options under the plan and at December 31, 2005, options to purchase 2,971,500 shares of common stock had been issued. The Company's policy is to issue new shares for option exercises. Stock options vest pursuant to individual stock option agreements. No options granted under the plan are exercisable after the expiration of ten years (or less in the discretion of the Board of Directors or the Compensation Committee) from the date of the grant. The plan will continue in effect until terminated or amended by the Board of Directors or until expiration of the plan on November 17, 2013.

In June 2002, the Company granted options to an officer of the Company to purchase 380,000 shares of common stock at an exercise price of $1.95 per share, which equaled the fair value on the date of grant. Of this amount 50,000 options vested on June 28, 2002 and the remaining 330,000 options vest ratably over a three-year period on each anniversary date. On March 31, 2003, the Company entered into an Employment Agreement with such officer of the Company, pursuant to which, among other things, the exercise price for all of the 380,000 options were changed to $0.735 per share, which equaled the stock price on that date. In addition, the Company issued an additional 120,000 options at an exercise price of $0.735 per share which vested immediately. As a result of the repricing of all of the 380,000 options, the Company remeasured the intrinsic value of these options at the end of each reporting period based on changes in the stock price through June 30, 2005. As a result of the adoption of SFAS 123 (R) on July 1, 2005, the Company no longer re-measures the intrinsic value of the 380,000 re-priced options. The Company determined the fair value of the modified award in accordance with SFAS 123, the guidance then in effect and has recognized expense relating to the portion of the options that were unvested on July 1, 2005. For the three months ended December 31, 2005 and 2004, the Company recognized stock based employee compensation expense of approximately $12,000 and $417,000, respectively, related to these options. For the six months ended December 31, 2005 and 2004, the Company recognized stock based employee compensation expense of approximately $24,000 and $219,000, respectively, related to these options.

For the three and six months ended December 31, 2004, the Company recorded compensation expense of approximately $22,000 and $44,000, respectively as a result of 505,000 options granted to certain employees at an exercise price below the grant date trading price. Upon adoption of SFAS 123 (R), beginning July 1, 2005, the Company reversed the unrecognized deferred compensation costs of approximately $136,000, associated with these options, with a corresponding reduction to the Company's additional paid-in capital and is recognizing the fair value estimated in accordance with the original provisions of SFAS No. 123 for the unvested options. In December of 2005, the Company cancelled a total of 251,667 options relating to the unexercised options issued to three of the employees that were originally issued below fair market value with a strike price of $4.05. The Company reissued these options at the fair market value on January 20, 2004 (original grant date) with a strike price of $4.55 and provided cash bonuses to the employees in return for the increase in the strike price. The original vesting terms and remaining expiration life of the original grant on date of modification was utilized in the new grant. The Company has recorded additional compensation expense equal to the amount of the cash bonuses paid of $125,000 for the three and six months ended December 31, 2005. The Company will continue to record compensation expense for the fair value of the stock options over the remaining vesting term.

On January 20, 2004, the Company granted 25,000 options to a board member for serving as a member of the Board of Directors, at an exercise price of $4.55 per share which vest ratably on the first and second anniversaries of the grant date. The Company recognized consulting expense of approximately $12,000 for both the three months ended December 31, 2005 and 2004 and $24,000 for both the six months ended December 31, 2005 and 2004 relating to said options.

On January 6, 2005, the Company granted 7,500 options to a board member for serving as a member of the Board of Directors, at an exercise price of $8.17 per share which 1,875 vest immediately on the grant date and the remaining 5,625 vest ratably on the first, second and third anniversaries of the grant date. The Company recognized approximately $2,000 and $4,000 as consulting expense for the three and six months ended December 31, 2005, respectively.

On September 27, 2005, certain non-employee holders of options exercised pursuant to the cashless exercise feature available to such option holders and the Company issued approximately 191,196 shares of its common stock in connection therewith.

                       BIOENVISION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E - Stockholders' Transactions - continued

Warrants

On June 22, 2004, the Company entered into a consulting agreement pursuant to which the consultant will provide certain investor relations services on behalf of the Company. In connection therewith, the Company issued a warrant to said consultant pursuant to which he has the right to purchase 50,000 shares of the Company's common stock at a price of $8.25 per share upon the completion of certain milestones, as set forth in such agreement. The Company recognized consulting expense of approximately $30,000 and $249,000 for the three and six months ended December 31, 2004, respectively, as all the milestones were met by December 31, 2004.

On August 4, 2004, the Company issued a warrant to a consultant pursuant to which said consultant has the right to purchase 40,000 shares of the Company's common stock at a price of $7.22 per share upon satisfaction of certain milestones included in the warrant. The Company recognized consulting expense of approximately $13,000 and $169,000 for the three and six months ended December 31, 2004, respectively, relating to said warrants. No additional milestones were met during the six months ended December 31, 2005.

On August 9, 2004, the Company issued two warrants to a consultant pursuant to which said consultant has the right to purchase 45,000 shares of the Company's common stock at a price of $6.10 per share. The Company recognized consulting expense of approximately $0 and $18,000 for the three months ended December 31, 2005 and 2004, respectively and $9,000 and $199,000 for the six months ended December 31, 2005 and 2004, respectively, relating to said warrants. All milestones have been met as of December 31, 2005 related to said warrants.

On July 18, 2005, certain warrant holders of the Company exercised their warrants pursuant to the cashless exercise feature available to such warrant holders and the Company issued 519 shares of its common stock in connection therewith.

On July 28, 2005, certain warrant holders of the Company exercised their warrants to acquire 10,100 shares of the Company's common stock. The Company received proceeds of approximately $76,000 from the exercise of such warrants.

On December 8, 2005, certain warrant holders of the Company exercised their warrants pursuant to the cashless exercise feature available to such warrant holders and the Company issued 6,980 shares of its common stock in connection therewith.

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

NOTE F - Quarterly Tax Accounting Policy

Income taxes have been provided for using the asset and liability method in accordance with SFAS No. 109. The provision for income taxes reflects management's estimate of the effective tax rate expected to be applicable for the full fiscal year. This estimate is re-evaluated by management each quarter based on the Company's estimated tax expense for the year.

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

                       BIOENVISION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE G  - Geographic Information - continued

The following table reconciles our revenues by geographic region to the consolidated total:

                          Three Months Ended               Six Months Ended
                             December 31,                     December 31,
                          2005            2004            2005           2004
                          ----            ----            ----           ----

Region
United States           $   544,000    $  849,000     $   944,000    $1,924,000
United Kingdom              547,000       327,000         817,000       337,000
                        -----------    ----------     -----------    ----------

Total Revenues          $ 1,091,000    $1,176,000     $ 1,761,000    $2,261,000
                        ===========    ==========     ===========    ==========


NOTE H - Litigation

On December 19, 2003, the Company filed a complaint against Dr. Deidre Tessman and Tessman Technology Ltd. (the "Tessman Defendants") in the Supreme Court of the State of New York, County of New York (Index No. 03-603984). An amended complaint alleges, among other things, breach of contract and negligence by Tessman and Tessman Technology and demands judgment against Tessman and Tessman Technology in an amount to be determined by the Court. The Tessman Defendants removed the case to federal court, then remanded it to state court and served an answer with several purported counterclaims. The Company denies the allegations in the counterclaims and intends to pursue its claims against the Tessman Defendants vigorously. Each of the parties has moved for summary judgment dismissing all but one of the claims of the other parties. Those motions have all been denied by the Court, and a trial date has been set for early 2006.

NOTE I - Shareholder Receivable

Subsequent to the exercise of an option by a former member of management on September 27, 2005, the Company became aware of the statutorily required withholding taxes due to the UK tax regulatory authority. In order to maintain compliance with the UK tax regulatory authority, the Company remitted the taxes due on behalf of the former employee in January 2006 and, in return, received a promissory note from the former member of management dated November 28, 2005 for $341,000. The payment of these taxes was not part of the option agreement. The Company has classified such note as a shareholder receivable in the equity section of the balance sheet.

NOTE J - Restatement

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

                       BIOENVISION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE J - Restatement - continued

As a result of the above, the Company previously restated its consolidated financial statements as of June 30, 2004 in its Form 10-KSB/A. The following is a summary of the effects of the income tax accounting corrections on the Company's consolidated financial statements for the three and six months ended December 31, 2004.

At December 31, 2004, the Company had recorded a deferred tax liability of $5,505,000. Due to the correction of an error, the Company has now reported no net deferred tax asset or deferred tax liability at December 31, 2004.


                                           December 31, 2004
                                   (as reported)       (as restated)


  Goodwill                         3,902,705                1,540,162


  Total assets                    41,564,030               39,201,487


  Deferred tax liability           5,505,486                        -

  Total liabilities               16,209,427               10,703,941

  Accumulated deficit           (48,143,183)             (45,000,239)

  Shareholder's equity            25,354,603               28,497,546



                                                Three months ended                  Six months ended
                                                December 31, 2004                   December 31, 2004
                                          As Reported       As Restated       As Reported       As Restated
-------------------------------------------------------------------------------------------------------------
Consolidated Statements of Operations:

Consolidated Statements of Operations:

Revenues                                    $  1,175,923      $  1,175,923      $  2,261,251     $  2,261,251
Income tax benefit                               141,087                 -           275,313                -
Net loss                                     (3,863,744)       (4,004,831)       (6,824,069)      (7,099,382)

Net loss available to common
stockholders                                 (3,974,119)       (4,115,206)       (7,060,785)      (7,336,098)

Basic and diluted net loss per share
of common stock                             $     (0.13)      $     (0.14)      $     (0.24)     $     (0.25)

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

                       BIOENVISION, INC. AND SUBSIDIARIES

ITEM 1A.  RISK FACTORS

No change.

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

Overview and Company Status

We are a product-focused biopharmaceutical company with two approved cancer therapeutics. In December 2004, the Food and Drug Administration, or FDA, approved our lead cancer product, clofarabine, for the treatment of pediatric acute lymphoblastic leukemia, or ALL, in patients who are relapsed or refractory to at least two prior regimens of treatment. We believe clofarabine is the first new medicine initially approved in the United States for children with leukemia in more than a decade. Clofarabine has received Orphan Drug designation in the U.S. and the E.U. Genzyme Corporation, our co-development partner, currently holds marketing rights in the U.S. and Canada for clofarabine for certain cancer indications and currently controls U.S. development of clofarabine in these indications. Genzyme is marketing clofarabine under the brand name Clolar(R) in the U.S. In Europe, we have filed for approval of clofarabine in pediatric ALL with the European Medicines Evaluation Agency, or EMeA. An Oral Explanation before the Committee for Medicinal Products for Human Use, or CHMP, has been scheduled for the week commencing February 20th, 2006, in relation to the European Marketing Authorization Application for clofarabine in the treatment of patients (up to 21 years old at initial diagnosis) with relapsed or refractory ALL after at least two prior regimens. According to standard CHMP procedures, following the Oral Explanation, the committee is expected to make a recommendation on whether to grant a Marketing Authorization for clofarabine and issue a formal opinion at its meeting in March 2006. If approved, we anticipate commencing sales in Europe, under the brand name Evoltra, in mid-2006 through a dedicated European sales force. We are selling our anti-cancer drug, Modrenal(R), in the U.K., through our sales force of eight sales specialists. Modrenal(R) is approved in the U.K. for the treatment of post-menopausal advanced breast cancer following relapse to initial hormone therapy.

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

We anticipate that revenues derived from our two lead drugs, clofarabine and Modrenal(R) will permit us to further develop the other products currently in our product pipeline. In addition to clofarabine and Modrenal(R), we are performing initial development work on BIOV-401(Virostat) for the treatment of chronic Hepatitis C and Velostan. The work to date on these compounds has been limited because of the need to concentrate on clofarabine and Modrenal(R) but management believe these compounds have potential value.

With BIOV-401(Virostat), the Company has commenced a phase II clinical trial in patients with hepatitis C viral infection and with Velostan the Company has been developing a process for the separation of optical isomers of the compound and we are conducting additional pre-clinical testing. We have had discussions with potential product co-development partners from time to time, and plan to continue to explore the possibilities for co-development and sub-licensing in order to implement our development plans. In addition, we believe that some of our products may have applications in treating non-cancer conditions in humans and in animals. Whereas those conditions have been outside our core business focus until the present time, we are now beginning to expand development in these areas although and we do not intend to devote a substantial portion of our resources to addressing those conditions.

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

Results of Operations

The Company recorded revenues for the three months ended December 31, 2005 and 2004 of approximately $1,091,000 and $1,176,000, respectively, representing a decrease of approximately $85,000. The Company recorded revenues for the six months ended December 31, 2005 and 2004 of approximately $1,762,000 and $2,261,000, respectively, representing a decrease of approximately $499,000. This was primarily due to a decrease in research and development contract revenue as the Company did not record approximately $685,000 and $1,371,000 of revenues for the three and six months ended December 31, 2005, respectively, relating to the reimbursement from our co-development partner for certain of our ongoing research costs in the development of clofarabine outside the United States because it determined that the criteria for recognizing such contract revenues had not been met. When the Company has determined that collectibility is reasonably assured, the Company will record the revenue. This decrease is offset by an increase in named patient sales of clofarabine and royalties from US sales of clofarabine.

The cost of products sold for the three months ended December 31, 2005 and 2004 were approximately $438,000 and $152,000, respectively, representing an increase of approximately $286,000. The cost of products sold reflects the direct costs associated with our sales of Modrenal(R) and royalty expense of $331,000 and $22,000, for the three months ended December 31, 2005 and 2004 respectively. The cost of products sold for the six months ended December 31, 2005 and 2004 were approximately $766,000 and $152,000, respectively, representing an increase of approximately $614,000. The cost of products sold reflects the direct costs associated with our sales of Modrenal(R) and royalty expense of $532,000 and $22,000, for the six months ended December 31, 2005 and 2004 respectively.

Research and development costs for the three months ended December 31, 2005 and 2004 were approximately $2,011,000 and $1,689,000, respectively, representing an increase of approximately $322,000. Research and development costs for the six months ended December 31, 2005 and 2004 were approximately $4,442,000 and $3,828,000, respectively, representing an increase of approximately $614,000.

Our research and development costs include costs associated with the six projects shown in the table below, three of which the Company currently devotes time and resources:


                                       Three Months Ended                    Six Months Ended
                                          December 31,                         December 31,
           Product                   2005              2004              2005              2004

Clofarabine                            1,291,000        1,113,000         3,429,000         2,993,000

Modrenal                                 680,000          547,000           916,000           798,000

Virostat                                  40,000            6,000            97,000             6,000

Velostan                                       -            9,000                 -            17,000

OLIGON                                         -           14,000                 -            14,000

Gene Therapy                                   -                -                 -                 -
                                    ------------    -------------       -----------       -----------
Total                                  2,011,000        1,689,000         4,442,000         3,828,000
                                    ============    =============       ===========       ===========

Clofarabine research and development costs for the three months ended December 31, 2005 and 2004 were approximately $1,291,000 and $1,113,000, respectively, representing an increase of approximately $178,000. Clofarabine research and development costs for the six months ended December 31, 2005 and 2004 were approximately $3,429,000 and $2,993,000, respectively, representing an increase of approximately $436,000. The increase primarily reflects costs which are associated with our increased development activities and clinical trials of clofarabine being conducted in Europe.

Modrenal(R) research and development costs for the three months ended December 31, 2005 and 2004 were approximately $680,000 and $547,000, respectively, representing an increase of $133,000. Modrenal(R) research and development costs for the six months ended December 31, 2005 and 2004 were approximately $916,000 and $798,000, respectively, representing an increase of $118,000. This increase is due primarily to the costs associated with our Phase II clinical trial in pre-menopausal cancer and Phase IV clinical trial in patients with post-menopausal cancer, which are each being conducted in the U.K.

Virostat research and development costs for the three months ended December 31, 2005 and 2004 were approximately $40,000 and $6,000 respectively, representing an increase of $34,000. Virostat research and development costs for the six months ended December 31, 2005 and 2004 were approximately $97,000 and $6,000 respectively, representing an increase of $91,000. The increase primarily reflects the costs associated with the investigator sponsored Phase II clinical trial conducted in Egypt during the six months ended December 31, 2005 and costs associated with the preparation of an IND application to be filed with the FDA.

Velostan research and development costs for the three months ended December 31, 2005 and 2004 were approximately $0 and $9,000, respectively, representing a decrease of $9,000. Velostan research and development costs for the six months ended December 31, 2005 and 2004 were approximately $0 and $17,000, respectively, representing a decrease of $17,000. There were no research and development costs associated with Velostan for the three and six months ended December 31, 2005 because the Company is actively working on the manufacturing process with its regulatory advisors to develop a raceamic form of the compound for use in the Company's clinical development program. No assurance can be given the Company will be able to create the L-form Velostan required for the clinical development program or, if it can, the timing of such development.

OLIGON research and development costs for the three months ended December 31, 2005 were approximately $0 and $14,000, respectively, representing a decrease of $14,000. OLIGON research and development costs for the six months ended December 31, 2005 were approximately $0 and $14,000, respectively, representing a decrease of $14,000. There were no research and development costs associated with OLIGON for the three and six months ended December 31, 2005 due to the Company's focus on clofarabine during this period.

There were no research and development costs associated with Gene Therapy for the three and six months ended December 31, 2005 and 2004 due to the Company's focus on clofarabine during this period. We anticipate that revenues derived from our two lead drugs, clofarabine and Modrenal(R) will permit us to further develop these products.

The clinical trials and development strategy for the clofarabine and Modrenal(R) projects, in each case, is anticipated to cost several million dollars and will continue for several years based on the number of clinical indications within which we plan to develop these drugs. Currently, management cannot estimate the timing or costs associated with these projects because many of the variables, such as interaction with regulatory authorities and response rates in various clinical trials, are not predictable. Total costs to date for each of our projects is as follows: (i) clofarabine research and development costs have been approximately $17,744,000; (ii) Modrenal(R) research and development costs have been approximately $7,284,000; (iii) Velostan research and development costs have been approximately $380,000; (iv) Virostat research and development costs have been approximately $286,000; (v) OLIGON research and development costs have been approximately $25,000; and (vi) Gene Therapy research and development costs have been approximately $451,000.

Selling, general and administrative expenses for the three months ended December 31, 2005 and 2004 were approximately $2,582,000 and $3,054,000, respectively, representing a decrease of $472,000. The decrease is due to a decrease in consulting expense relating to the vesting of warrants during the three months ended December 31, 2004, partially offset by an increase in costs associated with the expanded sales and marketing and administrative infrastructure and costs associated with the internal build out of the Company. Selling, general and administrative expenses for the six months ended December 31, 2005 and 2004 were approximately $5,470,000 and $4,811,000, respectively, representing an increase of $659,000. The increase is due to an increase in costs associated with the expanded sales and marketing and administrative infrastructure and costs associated with the internal build out of the Company, offset by a decrease in consulting expense related to the vesting of warrants during the six months ended December 31, 2004.

Depreciation and amortization expense for the three months ended December 31, 2005 and 2004 were approximately $257,000 and $342,000, respectively, representing a decrease of $85,000. The decrease is due to the Company recording an impairment charge of $5,276,000 at June 30, 2005, which decreased the cost basis of our methylene blue intangibles. Depreciation and amortization expense for the six months ended December 31, 2005 and 2004 were approximately $481,000 and $682,000, respectively, representing a decrease of $201,000. The decrease is due to the Company recording an impairment charge of $5,276,000 at June 30, 2005, which decreased the cost basis of our methylene blue intangibles.

Liquidity and Capital Resources

We anticipate that we may continue to incur significant operating losses for the foreseeable future. There can be no assurance as to whether or when we will generate material revenues or achieve profitable operations.

At December 31, 2005, we had cash and cash equivalents and short-term securities of approximately $54,021,000 and working capital of $52,014,000. Management believes the Company has sufficient cash and cash equivalents and working capital to continue currently planned operations over the next 12 months. Although we do not currently plan to acquire or obtain licenses for new technologies, if any such opportunity arises and we deem it to be in our interests to pursue such an opportunity, it is possible that additional financing would be required for such a purpose.

For the six months ended December 31, 2005 and 2004, net cash used in operating activities was approximately $10,517,000 and $4,651,000, respectively, representing an increase of approximately $5,866,000. This increase is primarily due to increased costs associated with (i) our expanded research and development activity, (ii) selling general and administrative expenses, including an increase in costs associated with the expanded sales and marketing and administrative infrastructure and costs associated with the internal build out of the Company and (iii) cash paid for insurance premiums. For the six months ended December 31, 2005 and 2004, net cash used in investing activities was approximately $17,782,000 and $129,000, respectively, representing an increase of approximately $17,653,000. This increase is primarily due to the net investment of the proceeds from our February 2005 secondary offering in short-term securities of approximately $17,850,000. For the six months ended December 31, 2005 and 2004, net cash used in or provided by financing activities was approximately $169,000 and $3,372,000 representing a decrease of $3,203,000. This decrease is primarily due to the fact that we did not receive any proceeds this quarter from the exercise of options, warrants, or other convertible securities where we had received proceeds of $3,624,000 for the six months ended December 31, 2004 for such matters.

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

The Company has the following commitments as of December 31, 2005:


                                            Payments Due in
                             2006        2007       2008        2009        2010        Total
Operating Leases              234,000     361,000    350,000     330,000     158,000    1,433,000
Contractual obligations       102,000     209,000          -           -           -      311,000
                          -------------------------------------------------------------------------
Total                         336,000     570,000    350,000     330,000     158,000    1,744,000
                          =========================================================================

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

Subsequent Events

As described in the Company's current report on Form 8-K, filed on January 20, 2006, on January 17, 2006, Deloitte & Touche LLP notified Bioenvision, Inc. (the "Company") that it will resign as the Company's independent registered public accounting firm upon the completion of its review of the Company's unaudited interim financial information for the quarter ended December 31, 2005. The Company expects to replace Deloitte & Touche LLP during the quarter ended March 31, 2006.

As described in the Company's current report on Form 8-K, filed on February 10, 2006, on February 6, 2006, the Company entered into an amendment (the "Amendment") to its employment agreement (the "Original Employment Agreement") with David P. Luci, Chief Financial Officer, General Counsel and Secretary of the Company (the "Executive"), whereby the Executive agreed that the

Company's hiring and/or employment of an individual other than the Executive to perform the duties of the Company's chief financial officer, principal financial officer, and/or principal accounting officer prior to the expiration of the term of the Original Employment Agreement will not by itself constitute a Permitted Resignation (as defined in the Original Employment Agreement), and the Executive waives the right to claim good reason resignation rights under his Original Employment Agreement based solely upon such hiring and/or employment. Upon the Company's hiring and/or employment of an individual other than the Executive to perform the duties of the Company's chief financial officer, principal financial officer, and/or principal accounting officer, the Executive shall be promoted to the office of Executive Vice President and General Counsel and shall have such increased duties and responsibilities as are consistent with that new office and/or as the Company's CEO may reasonably request, including in the area of business development. In connection with and consideration for the Amendment and in exchange for the promises the Executive makes therein, the Company shall grant and issue to the Executive 50,000 shares of the Company's common stock, without restriction, upon the earlier to occur of (a) the Company's hiring and/or employment of an individual other than Executive to perform the duties of the Company's chief financial officer, principal financial officer, and/or principal accounting officer or (b) a Change in Control (as defined in the Original Employment Agreement). The Executive shall be deemed fully vested in the shares upon their issuance. Except as specifically modified by the Amendment, all remaining provisions, terms and conditions of the Original Employment Agreement remain in full force and effect.

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS 154 "Accounting Changes and Error Corrections," a replacement of APB Opinion 20 and SFAS 3. SFAS 154 changes the accounting for, and reporting of, a change in accounting principle. SFAS 154 requires retrospective application to prior period's financial statements of voluntary changes in accounting principle, and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. SFAS 154 is effective for accounting changes and corrections made in fiscal years beginning after December 15, 2005.

In March 2005, the FASB issued FIN 47, "Accounting for Conditional Asset Retirement Obligations," an interpretation of SFAS 143. FIN 47 clarifies that the term conditional asset retirement obligation as used in SFAS 143 refers to a legal obligation to perform an asset retirement activity in which the timing or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal years ending after December 15, 2005.

On July 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123 (R)"), requiring the Company to recognize expense related to the fair value of stock-based compensation. The modified prospective transition method was used as allowed under SFAS No. 123 (R). Under this method, the stock-based compensation expense includes: (a) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, "Accounting for Stock-Based Compensation"; and (b) compensation expense for all stock-based compensation awards granted subsequent to July 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123 (R). Prior to the adoption of SFAS 123 (R), the Company had accounted for stock based compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees", as permitted by SFAS No. 123, "Accounting for Stock Based Compensation." Under APB Opinion No. 25, no stock-based employee compensation cost is reflected in reported net loss, when options granted to employees have an exercise price equal to the market value of the underlying common stock at the date of grant. For the three and six months ended December 31, 2005 the Company recorded stock based compensation expense of $482,000 and $941,000 respectively.

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

Changes in Internal Controls

In December of 2005, the Company hired an additional accountant in its New York office to assist with growing accounting and bookkeeping responsibilities. Our new accountant most recently served as Senior Accountant with Wiss & Company, LLP. Also in December of 2005, the Company formed a Disclosure Committee, made up of senior financial and legal personnel, that is charged with assisting the CEO and CFO in overseeing the accuracy and timeliness of the periodic reports filed under the Exchange Act and in evaluating regularly our disclosure controls and procedures. The Committee meets on a quarterly basis to, along with the tasks listed above, discuss complex and significant transactions in order to provide reasonable assurance that such transactions are reflected accurately and fairly in the financial statements. In December of 2005, the Company engaged the tax consultancy services of PricewaterhouseCoopers, LLP, an internationally recognized accounting firm, to supplement our internal tax staff and to enhance our internal controls over income tax accounting.

Unless otherwise disclosed, we made no other change in our internal controls over financial reporting during the quarter that materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Management discussed this material weakness with the audit committee. As of December 31, 2005, we had taken the following measures to remediate the above material weakness in our internal controls over financial reporting that existed as of June 30, 2005. The remedial actions include:

o improving training and education for all relevant personnel involved in the preparation and review of the Company's financial statements;

o the formation of a Disclosure Committee, as more fully discussed above under Changes in Internal Control;

o hiring an additional accountant, as more fully discussed above under Changes in Internal Controls; and

o Use of prepared checklists for the preparation of periodic SEC reports to ensure the completeness and accuracy of those reports. The Company has adopted the practice of using prepared checklists for upcoming SEC periodic reports that set forth new and changing requirements to ensure that those requirements are satisfied in the periodic reports.

Notwithstanding the above mentioned weaknesses, we believe that the consolidated financial statements included in this report fairly present our consolidated financial position as of, and the consolidated results of operations for the period ended, December 31, 2005.

                       BIOENVISION, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

 On December 19, 2003, the Company filed a complaint against Dr. Deidre Tessman and Tessman Technology Ltd. (the "Tessman Defendants") in the Supreme Court of the State of New York, County of New York (Index No. 03-603984). An amended complaint alleges, among other things, breach of contract and negligence by Tessman and Tessman Technology and demands judgment against Tessman and Tessman Technology in an amount to be determined by the Court. The Tessman Defendants removed the case to federal court, then remanded it to state court and served an answer with several purported counterclaims. The Company denies the allegations in the counterclaims and intends to pursue its claims against the Tessman Defendants vigorously. Each of the parties has moved for summary judgment dismissing all but one of the claims of the other parties. Those motions have all been denied by the Court, and a trial date has been set for early 2006.

 ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Company held its annual meeting of stockholders on December 12, 2005.

(b) and (c) At the annual meeting of stockholders on December 12, 2005, our stockholders considered and approved a proposal to re-elect five directors (identified in the table below) to serve until the next annual meeting of stockholders or until such directors' successors are elected and shall have been duly qualified.

The following table sets forth the number of votes in favor and the number of votes withheld with respect to the foregoing proposal.


                                             Votes in Favor         Withheld
                                             --------------         --------


  Christopher B. Wood                         24,767,657           4,723,733

   Michael Kauffman                           27,255,784           2,235,606

   Thomas Scott Nelson                        24,403,543           5,087,847

   Steven A. Elms                             27,133,996           2,357,394

  Andrew N. Schiff                            27,252,684           2,238,706


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

10.24 Employment Agreement between Bioenvision Limited and Hugh Griffith, made effective as of October 23, 2002 (18)

10.25 Employment Agreement between Bioenvision Limited and Ian Abercrombie, made effective as of January 6, 2003 (18)

10.26 Amendment # 2 to the Co-Development Agreement between Bioenvision and ILEX Oncology, Inc. dated December 30, 2003.(21)

10.27 Amendment to the Co-Development Agreement between Bioenvision, Inc. and SRI, dated as of March 12, 2001.(21)

10.28 Letter Agreement For Co-Development Of An Oral Clofarabine Formulation and First Amendment to Co-Development Agreement dated March 12, 2001 between Bioenvision, Inc. and ILEX .(21)

10.29             Joinder made by Bioenvision, Inc., dated February 26, 2004
                  (22)

10.30 Supply Agreement-Trilostane, by and among, Stegram Pharmaceuticals, Bioenvision, Inc., Dechra Ltd. and Sterling SNIFF, dated as of August 12, 2005 (22)

10.31 Supply Agreement-Trilostane, by and among, Stegram Pharmaceuticals, Bioenvision, Inc., Dechra Ltd. and Steroid SpA, dated as of August 12, 2005 (22)

10.32 Amendment to Employment Agreement, by and between Bioenvision and David P. Luci, dated February 6, 2006 (23)

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

16.3 Letter from Ernst & Young LLP to the Securities and Exchange Commission, dated August 16, 2001. (11)

16.4 Letter from Grant Thornton LLP to the Securities and Exchange Commission , dated April 7, 2005 (20)

21.1              Subsidiaries of the registrant (4)

31.1 Certification of Christopher B. Wood, Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of David P. Luci, Chief Accounting Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Section 4.

32.1              Certification of Chief Executive Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Section 5.

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

(22) Incorporated by reference and filed as an Exhibit to Registrant's Quarterly Report on Form 10-QSB for the three- month period ended September 30, 2005.

(23) Incorporated by reference and filed as an Exhibit to Registrant's Current Report on Form 8-K, filed with the SEC on February 10, 2006.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





Date:  February 14, 2006      By:  /s/ Christopher B. Wood M.D.
                                   -----------------------------
                                   Christopher B. Wood M.D.
                                   Chairman and Chief Executive Officer
                                   (Principal Executive Officer)



Date:  February 14, 2006      By:  /s/ David P. Luci
                                   -----------------
                                   David P. Luci
                                   Chief Financial Officer and General Counsel
                                   (Principal Financial and Accounting Officer)

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

10.24 Employment Agreement between Bioenvision Limited and Hugh Griffith, made effective as of October 23, 2002 (18)

10.25 Employment Agreement between Bioenvision Limited and Ian Abercrombie, made effective as of January 6, 2003 (18)

10.26 Amendment # 2 to the Co-Development Agreement between Bioenvision and ILEX Oncology, Inc. dated December 30, 2003.(21)

10.27 Amendment to the Co-Development Agreement between Bioenvision, Inc. and SRI, dated as of March 12, 2001.(21)

10.28 Letter Agreement For Co-Development Of An Oral Clofarabine Formulation and First Amendment to Co-Development Agreement dated March 12, 2001 between Bioenvision, Inc. and ILEX .(21)

10.29             Joinder made by Bioenvision, Inc., dated February 26, 2004
                  (22)

10.30 Supply Agreement-Trilostane, by and among, Stegram Pharmaceuticals, Bioenvision, Inc., Dechra Ltd. and Sterling SNIFF, dated as of August 12, 2005 (22)

10.31 Supply Agreement-Trilostane, by and among, Stegram Pharmaceuticals, Bioenvision, Inc., Dechra Ltd. and Steroid SpA, dated as of August 12, 2005 (22)

10.32 Amendment to Employment Agreement, by and between Bioenvision and David P. Luci, dated February 6, 2006 (23)

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

16.4 Letter from Grant Thornton LLP to the Securities and Exchange Commission, dated

                  April 7, 2005 (20)

21.1              Subsidiaries of the registrant (4)

31.1 Certification of Christopher B. Wood, Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of David P. Luci, Chief Accounting Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Section 4.

32.1              Certification of Chief Executive Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Section 5.

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

(22) Incorporated by reference and filed as an Exhibit to Registrant's Quarterly Report on Form 10-QSB for the three- month period ended September 30, 2005.

(23) Incorporated by reference and filed as an Exhibit to Registrant's Current Report on Form 8-K, filed with the SEC on February 10, 2006.