Form 10-Q
period 2006-03-31
BIOENVISION INC
filed 2006-05-15
CIK 1028205

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
         (Mark One)

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 2006

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                            Commission File # 0-24875

                                BIOENVISION, INC.
               (Exact name of issuer as specified in its charter)


       Delaware                                       13-4025857
       ----------------                                ----------------
      State or other jurisdiction                     IRS Employer ID No.
     of incorporation or organization

                 345 Park Avenue, 41st Floor, New York, NY 10154
                 -----------------------------------------------
                    (Address of principal executive offices)

                                 (212) 750-6700
                           (Issuer's Telephone Number)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer __   Accelerated filer ___   Non accelerated filer __X_

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes___ No__X__

As of April 25, 2006, there were 41,121,282 shares of the issuer's common stock, par value $.001 per share (the "Common Stock") outstanding.

                                 C O N T E N T S



PART I  FINANCIAL INFORMATION                                             Page
                                                                          ----
Item 1.   Consolidated Financial Statements

Condensed Consolidated Balance Sheets -
As of March 31, 2006 (Unaudited) and June 30, 2005                          2

Condensed Consolidated Statements of Operations (Unaudited) -
For the three and nine months ended March 31, 2006 and 2005                 3

Condensed Consolidated Statement of Stockholders' Equity (Unaudited) -
For the nine months ended March 31, 2006                                    4

Condensed Consolidated Statements of Cash Flows (Unaudited) -
For the nine months ended March 31, 2006 and 2005                           5

Notes to Condensed Consolidated Financial Statements (Unaudited)            6

Item 2.  Management's Discussion and Analysis of Financial Condition       17
 and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk         22

Item 4.  Controls and Procedures                                           22

PART II   OTHER INFORMATION
Item 1.  Legal Proceedings                                                 24

Item 1A.  Risk Factors                                                     24

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds       24

Item 3.  Defaults Upon Senior Securities                                   24

Item 4.  Submission of Matters to a Vote of Security Holders               24

Item 5.  Other Information                                                 24

Item 6.  Exhibits                                                          25

SIGNATURES

                       BIOENVISION, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                  (unaudited)
                                                                                    March 31,                  June 30,
                                                                                      2006                       2005
                                                                                 --------------               ----------
                                 ASSETS                                                                        (Note B)
Current assets
    Cash and cash equivalents                                                    $  8,594,245                $ 31,407,533
    Restricted cash                                                                         -                     290,000
    Short-term securities                                                          41,217,264                  32,746,948
    Accounts receivable, less allowances of $897,472 and $869,220 at
      March 31, 2006 and June 30, 2005, respectively                                2,454,289                   1,785,779
    Inventories                                                                       352,315                     277,908
    Other current assets                                                              603,725                     342,628
                                                                                -------------               -------------
        Total current assets                                                       53,221,838                  66,850,796

Property and equipment, net                                                           284,748                     279,778
Intangible assets, net                                                              7,768,929                   8,252,936
Goodwill                                                                            1,540,162                   1,540,162
Security deposits                                                                     207,818                     209,665
Deferred costs                                                                      3,483,421                   3,656,798
                                                                                -------------               -------------
        Total assets                                                             $ 66,506,916                $ 80,790,135
                                                                                =============               =============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities
    Accounts payable                                                             $  1,095,592                $  1,602,267
    Accrued expenses                                                                5,194,524                   4,581,444
    Accrued dividends payable                                                          55,479                      56,404
    Deferred revenue                                                                  498,607                     498,607
                                                                                -------------               -------------
        Total current liabilities                                                   6,844,202                   6,738,722

Deferred revenue                                                                    7,063,639                   7,437,598
                                                                                -------------               -------------
        Total liabilities                                                          13,907,841                  14,176,320

Commitments and contingencies                                                               -                           -

 Stockholders' equity
    Convertible preferred stock - $0.001 par value; 20,000,000 shares
    authorized;                                                                         2,250                       2,250
      2,250,000 shares issued and outstanding at March 31, 2006 and
      June 30, 2005 (liquidation preference $6,750,000)
    Common stock - par value $0.001; 70,000,000 shares authorized;                     41,004                      40,559
      41,003,847 and 40,558,948 shares issued and outstanding at
      March 31, 2006 and June 30, 2005, respectively
    Additional paid-in capital                                                    132,235,677                 128,946,717
    Deferred compensation                                                                   -                    (145,646)
    Accumulated deficit                                                           (79,321,115)                (62,331,005)
    Shareholder receivable                                                           (340,606)                          -
    Accumulated other comprehensive (loss) income                                     (18,135)                    100,940
                                                                                -------------               -------------
         Total stockholders' equity                                                52,599,075                  66,613,815
                                                                                -------------               -------------

         Total liabilities and stockholders' equity                              $ 66,506,916                $ 80,790,135
                                                                                =============               =============


The accompanying notes are an integral part of these financial statements.

                       BIOENVISION, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)



                                                                         Three months ended                 Nine months ended
                                                                              March 31,                          March 31,
                                                                              ---------                          ---------

                                                                         2006               2005          2006              2005
                                                                     -------------      -----------    ------------    ------------

Revenue
    Licensing and royalty revenue                                    $    502,584        $  430,411    $  1,446,633     $ 1,012,068
    Product sales                                                         124,029           149,364         493,005         364,495
    Research and development contract revenue                           1,114,482           819,194       1,562,982       2,283,657
                                                                     -------------      -----------    ------------    ------------

Total revenue                                                           1,741,095         1,398,969       3,502,620       3,660,220

Costs and expenses
    Cost of products sold, including royalty expense of $316,000          386,818           279,596       1,153,127         434,394
    and $181,000 for the three months ended March 31, 2006 and
    2005, respectively and $847,000 and $205,000 for the nine
    months ended March 31, 2006 and 2005, respectively.

    Research and development                                            2,785,004         2,136,849       7,227,185       5,986,496


    Selling, general and administrative                                 6,913,698         1,893,895      12,383,350       6,680,405

    Depreciation and amortization                                         247,365           346,504         728,520       1,028,197
                                                                     -------------      -----------    ------------    ------------

Total costs and expenses                                               10,332,885         4,656,844      21,492,182      14,129,492
                                                                     -------------      -----------    ------------    ------------

Loss from operations                                                   (8,591,790)       (3,257,875)    (17,989,562)    (10,469,272)

Interest and finance charges
                                                                                -                 -         (66,761)              -
Interest income                                                           453,488           185,465       1,319,568         297,479
                                                                     -------------      -----------    ------------    ------------

Net loss                                                               (8,138,302)       (3,072,410)    (16,736,755)    (10,171,793)

Preferred stock dividend                                                  (83,219)          (83,219)       (253,355)       (319,935)
                                                                     -------------      -----------    ------------    ------------

Net loss applicable to common stockholders                           $ (8,221,521)      $(3,155,629)   $(16,990,110)   $(10,491,728)
                                                                     ============      ============    ============    ============


Basic and diluted net loss per share of common stock                 $      (0.20)       $    (0.08)   $      (0.42)   $      (0.33)
                                                                     ============      ============    ============    ============


Weighted average shares used in computing                              40,870,688        37,602,163      40,734,286      31,907,864
    basic and diluted net loss per share                             ============      ============    ============    ============

The accompanying notes are an integral part of these financial statements.

                       BIOENVISION, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    FOR THE NINE MONTHS ENDED MARCH 31, 2006
                                   (unaudited)

                                 Convertible                                Additional

                               Preferred Stock     Common Stock              Paid-In         Deferred

                                Shares      $       Shares         $         Capital       Compensation
                                ------      -       ------         -         -------       ------------

   Balance at July 1, 2005     2,250,000   $2,250   40,558,948   $ 40,559   $128,946,717   $ (145,646)


Net loss for the period
Preferred stock dividend
Currency translation
adjustment

Due from shareholder
Employee stock-based
compensation                                                                   2,998,506

Deferred compensation                                                           (136,457)     145,646
Options exercised to common
stock                                                  381,196        381        310,244
Warrants and options issued
in connection with services                                                       65,897
Warrants exercised to common
stock                                                   63,703         64         50,770
                               ---------   ------   ----------   --------   ------------   ----------
  Balance at March 31, 2006    2,250,000   $2,250   41,003,847   $ 41,004   $132,235,677   $        -
                               =========   ======   ==========   ========   ============   ==========

                                                             Accumulated

                                                               Other

                                                            Comprehensive    Total

                                 Accumulated   Shareholder     Income      Stockholder's

                                   Deficit      Receivable     (Loss)         Equity
                                   -------      ----------     ------         ------

   Balance at July 1, 2005       $(62,331,005)  $       -     $ 100,940     66,613,815


Net loss for the period           (16,736,755)                             (16,736,755)
Preferred stock dividend             (253,355)                                (253,355)
Currency translation
adjustment                                                     (119,075)      (119,075)

Due from shareholder                             (340,606)                    (340,606)
Employee stock-based
compensation                                                                 2,998,506

Deferred compensation                                                            9,189
Options exercised to common
stock                                                                          310,625
Warrants and options issued
in connection with services                                                     65,897
Warrants exercised to common
stock                                                                           50,834
                               --------------   ----------   -----------   -----------
  Balance at March 31, 2006    $ (79,321,115)   $(340,606)   $  (18,135)   $52,599,075
                               ==============   ==========   ===========   ===========

The accompanying notes are an integral part of these financial statements.

                       BIOENVISION, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                            Nine months ended
                                                                                                March 31,
                                                                                     2006                     2005
                                                                                --------------           --------------

 Cash flows from operating activities:
     Net loss                                                                   $(16,736,755)            $(10,171,793)
     Adjustments to reconcile net loss to net
        cash used in operating activities
          Depreciation and amortization                                              728,520                1,028,197
          Loss on disposal of assets                                                   1,621                        -
          Provision for bad debts                                                     28,615                        -
          Stock-based compensation                                                 3,073,592                  687,290
          Deferred revenue                                                          (373,959)                (400,568)
          Deferred costs                                                             173,377                  178,705
          Changes in operating assets and liabilities:
              Accounts payable                                                      (510,745)               1,496,396
              Inventories                                                            (42,211)                (433,335)
              Other current assets                                                  (264,829)                (329,104)
              Security deposits                                                            -                 (132,686)
              Accrued interest on investments                                       (806,386)                       -
              Accounts receivable                                                   (740,981)                 423,111
              Accrued expenses                                                       642,486                  390,003
                                                                                ------------             ------------

                     Net cash used in operating activities                       (14,827,655)              (7,263,784)

 Cash flows from investing activities:
     Release of restricted cash                                                      290,000                        -
     Additions to intangible assets                                                 (166,926)                (241,998)
     Capital expenditures                                                            (90,016)                (236,793)
     Redemption of short-term securities                                          17,558,214                        -
     Purchase of short-term securities                                           (25,350,012)                       -
                                                                                ------------             ------------

                     Net cash used in investing activities                        (7,758,740)                (478,791)

 Cash flows from financing activities:
     Proceeds from issuance of common stock, net of related expenses                       -               55,650,000
     Proceeds from exercise of options and warrants                                  361,459                3,906,436
     Due from shareholder                                                           (340,606)                       -
     Dividends paid                                                                 (254,281)                (354,597)
                                                                                ------------             ------------

                 Net cash (used in) provided by financing activities                (233,428)              59,201,839

 Effect of exchange rates on cash and cash equivalents                                 6,535                        -
                                                                                ------------             ------------
 Net (decrease) increase in cash and cash equivalents                            (22,813,288)              51,459,264

 Cash and cash equivalents, beginning of period                                   31,407,533               18,875,675
                                                                                ------------             ------------

 Cash and cash equivalents, end of period                                      $   8,594,245              $70,334,939
                                                                               =============              ===========



The accompanying notes are an integral part of these financial statements.

                       BIOENVISION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2006
                                   (Unaudited)

NOTE A - Description of Business and Significant Accounting Policies

Description of Business

Bioenvision, Inc. (the "Company") is a product-focused biopharmaceutical company with two approved cancer therapeutics. On December 29, 2004, the FDA approved our lead cancer product, Evoltra(R) (clofarabine), for the treatment of pediatric acute lymphoblastic leukemia, or ALL, in patients who have received two or more prior regimens. Clofarabine has received Orphan Drug designation in the U.S. and the European Union. Genzyme Corporation, the Company's co-development partner, currently holds marketing rights in the U.S. and Canada for clofarabine for certain cancer indications and controls U.S. development of clofarabine in these indications. Genzyme is selling clofarabine under the brand name Clolar(R) in the U.S. On February 23, 2006, the Company announced that the European Medicines Evaluation Agency, or "EMeA", had adopted a positive opinion on the marketing authorization application for Evoltra(R), for the treatment of pediatric ALL, in patients who have relapsed or are refractory to at least two or more prior regimens. The positive opinion is now actively being converted into a Marketing Authorization by the European Commission, a process that is expected to take up to 3 months, at which time the Company will launch Evoltra(R) throughout Europe.

The Company is currently selling its anti-cancer drug, Modrenal(R), in the United Kingdom. Modrenal(R) is approved in the U.K. for the treatment of post-menopausal advanced breast cancer following relapse to initial hormone therapy.

Significant Accounting Policies

Revenue recognition

In accordance with SEC Staff Accounting Bulletin No. 104 "Revenue Recognition", or "SAB 104", upfront nonrefundable fees associated with research and development collaboration agreements in which the Company has continuing involvement in the agreement, are recorded as deferred revenue and recognized over the estimated research and development period using the straight-line method. If the estimated period is subsequently modified, the period over which the up-front fee is recognized is modified accordingly on a prospective basis using the straight-line method. Continuation of certain contracts and grants are dependent upon the Company and/or its co-development partners' achieving specific contractual milestones; however, none of the payments received to date are refundable regardless of the outcome of the project. Upfront nonrefundable fees associated with licensing arrangements are recorded as deferred revenue and recognized over the period of the licensing arrangement using the straight-line method, which approximates the life of the last to expire of the underlying patents.

Royalty revenue from product licenses is recorded as earned.

The Company currently sells its products to wholesale distributors and directly to hospitals, clinics, and retail pharmacies. Revenue from product sales is recognized when the risk of loss is passed to the customer, the sales price is fixed and determinable, and collectibility is reasonably assured.

Research and development contract revenue includes sales in our pre-commercial stage Named Patient Program for clofarabine as well as certain payments due from our co-development partner relating to the reimbursement of 50% for certain of our ongoing research costs in the development of clofarabine outside the United States. Currently, the Company has billed but not recorded approximately $2,513,000 of revenue relating to the reimbursement from our co-development partner for certain of our ongoing research costs in the development of clofarabine outside the United States. If and when the Company has determined that collectibility is reasonably assured, the Company will record the revenue. At March 31, 2006, the Company continues to hold a reserve for bad debts of $869,000 relating to the outstanding receivables due from the co-development partner.

The Company follows the guidance of Emerging Issues Task Force 99-19, or EITF, "Reporting Revenue Gross as a Principal versus Net as an Agent" in the presentation of revenue and direct costs of revenue. This guidance requires the Company to assess whether it acts as a principal in the transaction or as an agent acting on behalf of others. The Company records revenue transactions gross in its statements of operations if it is deemed the principal in the transaction, which includes being the primary obligor and having the risks and rewards of ownership.

                       BIOENVISION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - Description of Business and Summary of Significant Accounting Policies
- continued

Research and development

Research and development costs are charged to expense as incurred. Research and development costs include the cost of clofarabine sold prior to product approval through our Named Patient Program.

Accounting for stock-based compensation

On July 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123 (R)"), requiring the Company to recognize expense related to the fair value of stock-based compensation. The modified prospective transition method was used as allowed under SFAS 123 (R). Under this method, the stock-based compensation expense includes: (a) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, "Accounting for Stock-Based Compensation"; and (b) compensation expense for all stock-based compensation awards granted subsequent to July 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123
(R). Prior to the adoption of SFAS 123 (R), the Company had accounted for stock-based compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees", as permitted by SFAS 123. Under APB Opinion No. 25, no stock-based employee compensation cost was reflected in reported net loss, when options granted to employees have an exercise price equal to the market value of the underlying common stock at the date of grant.

Upon adoption of SFAS 123 (R), beginning July 1, 2005, the Company reversed the unrecognized deferred compensation costs associated with options granted to certain employees of approximately $136,000 with a corresponding reduction to the Company's additional paid-in capital (see Note E). The Company also no longer re-measures the intrinsic value of the 380,000 re-priced options granted to an officer of the Company (see Note E). The Company recognized compensation expense of approximately $12,000 and $36,000 for these options during the three and nine months ended March 31, 2006, respectively, based on the fair value, as determined in accordance with SFAS 123 (R), of the modified award that remains unvested.

Beginning July 1, 2005, the Company is recognizing compensation expense for stock option awards to employees based on their grant-date fair value. The weighted average fair value per share for stock options granted to employees during the three and nine months ended March 31, 2006 was $3.66 and $3.67, respectively, and the weighted average fair value per share for stock options granted to employees during the three and nine months ended March 31, 2005 was $4.77 and $4.77, respectively. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model which incorporates the following weighted average assumptions:

                       Three Months Ended March 31,  Nine Months Ended March 31,

                              2006       2005            2006        2005
                              ----       ----            ----        ----
Risk-free interest rate      4.31%       3.40%          4.31%        3.36%
Expected term (in years)      3.82        3.95           3.82        3.88
Expected volatility            66%         80%            66%          80%
Expected dividend yield         0%          0%             0%          0%

As required by SFAS 123 (R), management made an estimate of expected forfeitures for all unvested awards and is recognizing compensation costs only for those equity awards expected to vest. The impact on previously reported pro forma disclosures under SFAS 123 where forfeitures were recognized as incurred is not material. As of March 31, 2006, the total compensation cost related to unvested equity awards granted to employees but not yet recognized is approximately $4,276,000. This cost will be amortized on a straight-line basis over the remaining weighted average vesting period of 2.1 years.

                       BIOENVISION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - Description of Business and Summary of Significant Accounting Policies
- continued

A summary of the Company's stock option activity for options issued to employees and related information follows:

                                                                                 Weighted
                                                                                  Average
                                                                                 Remaining      Aggregate
                                             Number         Weighted Average    Contractual     Intrinsic
                                           of Shares         Exercise Price         Life          Value
                                           ---------         --------------         ----          -----

Balance - June 30, 2005                    4,156,000              $3.18
Granted                                    1,202,000               6.51
Exercised                                   (415,000)              1.43                          $368,000
Cancelled                                   (252,000)              4.05
Forfeited                                    (18,000)              8.28
                                           ---------
Balance - March 31, 2006                   4,673,000              $4.12           4.66        $11,531,000
                                           =========

Exercisable - March 31, 2006               3,308,000              $2.93           6.58         $6,258,000


A summary of the Company's nonvested employee options at March 31, 2006 and changes during the nine months ended March 31, 2006 is presented below:

                                                          Weighted
                                         Non-vested     Average Fair
                                           Number         Value at
                                         of Shares       Grant Date
                                         ---------       ----------

Balance - June 30, 2005                  1,434,000         $ 3.13
Granted                                  1,123,000           3.52
Vested                                 (1,001,000)           2.98
Cancelled                                (173,000)           2.70
Forfeited                                 (18,000)           4.72
                                         ---------
Balance - March 31, 2006                 1,365,000         $ 3.86
                                         =========

                       BIOENVISION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - Description of Business and Summary of Significant Accounting Policies
- continued

The Company recorded, as a component of net loss, employee stock-based compensation expense of $2,058,000 and $2,999,000 for the three and nine months ended March 31, 2006, respectively. For the three and nine months ended March 31, 2005, the Company accounted for stock-based compensation in accordance with APB No. 25. The following table summarizes the pro forma effect of stock-based compensation as if the fair value method of accounting for stock options had been applied in measuring compensation cost for the three and nine months ended March 31, 2005:

                                                                  Three months ended      Nine months ended
                                                                       March 31,              March 31,
                                                                         2005                   2005
                                                                         ----                   ----
Net loss applicable to common stockholders,
as reported                                                           $ (3,155,629)         $ (10,491,728)
Add:  Stock-based employee compensation expense
as reported                                                               (628,508)              (365,016)

Deduct:  Total stock-based employee compensation
expense determined under fair value-based method
for all awards                                                          (1,268,146)            (1,859,343)
                                                                        -----------        ---------------

Pro forma net loss applicable to common stockholders                   $(5,052,283)          $(12,716,087)
                                                                       ============          =============
Loss per share
     Basic and diluted - as reported                                    $    (0.08)             $   (0.33)

     Basic and diluted - pro forma                                      $    (0.13)             $   (0.40)

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS 123 and EITF No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services." Under EITF No. 96-18, where the fair value of the equity instrument is more reliably measurable than the fair value of services received, such services will be valued based on the fair value of the equity instrument.

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

Net loss per share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the periods. Diluted net loss per share is computed using the weighted average number of common shares and potentially dilutive common shares outstanding during the periods. As the Company has incurred a net loss for both the three and nine months ended March 31, 2006 and 2005, the basic earnings per share equals the diluted earnings per share. Options and warrants to purchase 11,940,314 and 11,572,415 shares of common stock have not been included in the calculation of net loss per share for the three and nine months ended March 31, 2006 and 2005, respectively, as their effect would have been anti-dilutive.

                       BIOENVISION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - Description of Business and Summary of Significant Accounting Policies
- continued

Comprehensive loss

Total comprehensive loss for the three months ended March 31, 2006 and 2005 was approximately $8,242,000 and $3,186,000, respectively and approximately $17,109,000 and $10,514,000 for the nine months ended March 31, 2006 and 2005, respectively. The amount included in comprehensive loss includes unrealized translation losses of approximately $20,000 and $31,000 for the three months ended March 31, 2006 and 2005 and approximately $119,000 and $22,000 for the nine months ended March 31, 2006 and 2005 resulting from the translation of our wholly-owned subsidiary to US dollars.

Foreign currency translation

The reporting currency of the Company is the US dollar. The functional currency of Bioenvision Limited, the Company's wholly-owned subsidiary, organized under the laws of the United Kingdom with offices in Edinburgh, Scotland, is the Pound Sterling. We translate assets and liabilities to their US dollar equivalents at rates in effect at the balance sheet date and record translation adjustments in accumulated other comprehensive income (loss). We translate statement of operations accounts at average rates for the period. For the three months ended March 31, 2006 and 2005, the net foreign currency transaction gains (losses) included in selling, general and administrative expense were approximately $(13,000) and $23,000, respectively. For the nine months ended March 31, 2006 and 2005, the net foreign currency transaction gains included in selling, general and administrative expense were approximately $16,000 and $23,000, respectively.

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

Deferred costs

Deferred costs represent payments to Southern Research Institute, or SRI, and to Stegram Pharmaceuticals Limited, which directly relate to milestone payments received in connection with the Genzyme Co-Development Agreement and the Dechra Sub-License Agreement, respectively. These costs are being amortized straight-line over the life of the contract and the amortization of these costs has been presented in research and development expense on the statement of operations.

Credit risk

Our accounts receivable are primarily due from wholesale distributors and our co-development partners. One customer comprises approximately 26% and 37% of revenues earned for the three and nine months ended March 31, 2006, respectively, and 68% and 69% for the three and nine months ended March 31, 2005, respectively. At March 31, 2006, the Company continues to hold a provision for bad debts of $869,000 relating to the outstanding receivables due from the customer. Revenues from two additional customers comprise approximately 33% and 7% for the three months ended March 31, 2006, respectively, and 16% and 14% for the nine months ended March 31, 2006, respectively. The same two customers comprised approximately 0% and 10% of revenue earned for the three months ended March 31, 2005, respectively, and 0% and 11% of revenue earned for the nine months ended March 31, 2005, respectively.

Inventories

Inventories are stated at the lower of cost or market, with cost being determined under the first-in, first-out method. We only capitalize inventory that is produced for commercial sale. The Company periodically reviews inventory on hand. Items considered outdated or obsolete are reduced to their estimated net realizable value.

                                           March 31,         June 30,
          Asset Description                  2006              2005
          -----------------                  ----              ----

Work in Process                             $235,000         $171,000
Finished Goods                               117,000          107,000
                                            --------         --------

Total Inventories                           $352,000         $278,000
                                            ========         ========

                       BIOENVISION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - Description of Business and Summary of Significant Accounting Policies
- continued

Fair value of financial instruments

The Company has estimated the fair value of financial instruments using available market information and other valuation methodologies in accordance with SFAS 107, "Disclosures about Fair Value of Financial Instruments." Management of the Company believes that the fair value of financial instruments, consisting of cash, cash equivalents, short-term securities, accounts receivable, accounts payable and accrued expenses, approximates their carrying value due to the immediate or short-term maturity associated with these instruments.

Goodwill and Other intangible assets

Goodwill represents the excess of costs over the fair value of identifiable net assets of Pathagon, Inc. Intangible assets include patents and licensing rights acquired in connection with the acquisition of Pathagon. The Company accounts for these assets in accordance with SFAS 142, "Goodwill and Other Intangible Assets." Goodwill is not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 144, "Accounting for Impairment or Disposal of Long-Lived Assets."

For goodwill, each year and whenever impairment indicators are present, we will calculate the implied fair value of goodwill and record an impairment loss for the excess of book value over the implied fair value, if any.

Impairment of long-lived assets

In accordance with SFAS 144, long-lived assets, such as property and equipment and intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

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

In December 2004, the FASB issued SFAS 153 "Exchange of Nonmonetary Assets." SFAS 153 was a result of a joint effort by the FASB and the IASB to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. One such difference was the exception from fair value measurement in APB Opinion No. 29, "Accounting for Nonmonetary Transactions", for non-monetary exchanges of similar productive assets. SFAS 153 replaces this exception with a general exception from fair value measurement for exchanges of non-monetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for non-monetary assets exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 did not have a material impact on the results of operations or financial position of the Company.

                       BIOENVISION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - Description of Business and Summary of Significant Accounting Policies
- continued

In November 2004, the FASB issued SFAS 151, "Inventory Costs." SFAS 151 amends Accounting Research Bulletin No. 43, Chapter 4. SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 is the result of a broader effort by the FASB and the IASB to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. SFAS 151 was effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 did not have a material impact on the results of operations or financial position of the Company.

NOTE B - Interim Financial Statements

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the condensed consolidated financial position of the Company as of March 31, 2006, the condensed consolidated results of operations for the three and nine months ended March 31, 2006 and 2005, the condensed consolidated statement of stockholders' equity for the nine months ended March 31, 2006, and the condensed consolidated statements of cash flows for the nine months ended March 31, 2006 and 2005. Certain reclassifications of balances previously reported have been made to conform to the current presentation.

The condensed consolidated balance sheet at June 30, 2005 has been derived from the audited consolidated financial statements at that date, but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Form 10-KSB filed by the Company for the year ended June 30, 2005.

The condensed consolidated results of operations for the three and nine months ended March 31, 2006 and 2005 are not necessarily indicative of the results to be expected for any other interim period or for the full year.

NOTE C - License and Co-Development Agreements

Clofarabine (Evoltra(R))

The Company has a license from SRI to develop, manufacture, market, distribute and sell a class of purine nucleoside analogs which, based on third-party studies conducted to date, may be effective in the treatment of leukemia, lymphoma and certain solid tumor cancers. The lead compound of these purine-based nucleosides is known as clofarabine (Evoltra(R)). Under the terms of the agreement with SRI, the Company was granted the exclusive worldwide license, excluding Japan and Southeast Asia, to make, use and sell products derived from the technology for a term expiring on the date of expiration of the last patent covered by the license (subject to earlier termination under certain circumstances), and to utilize technical information related to the technology to obtain patent and other proprietary rights to products developed by the Company and by SRI from the technology. Initially, the Company is developing Evoltra(R) for the treatment of leukemia and lymphoma and studying its potential role in treatment of solid tumors.

In August 2003, SRI granted the Company an irrevocable, exclusive option to make, use and sell products derived from the technology (including Evoltra(R)) in Japan and Southeast Asia. The Company intends to convert the option to a license and is actively working on this initiative.

To facilitate the development of Evoltra(R) in March 2001, the Company entered into a co-development agreement with ILEX Oncology, Inc. ("ILEX"), our sub-licensor until it was acquired by Genzyme Corporation ("Genzyme") on December 21, 2004, for the development of Evoltra(R) in cancer indications. Under the terms of the co-development agreement, Genzyme is required to pay all development costs in the United States and Canada, and 50% of approved development costs worldwide outside the U.S. and Canada (excluding Japan and Southeast Asia), in each case, for the development of Evoltra(R) in cancer indications. Currently, the Company has billed but not recorded approximately $2,513,000 of revenue relating to the reimbursement from our co-development partner for certain of our ongoing research costs in the development of Evoltra(R) outside the United States. If and when the Company has determined that collectibility is reasonably assured, the Company will record the revenue. Genzyme is responsible for conducting all clinical trials and the filing and prosecution of applications with applicable regulatory authorities in the United States and Canada for certain cancer indications. The Company retains the right to handle those matters in all territories outside the United States and Canada (excluding Japan and Southeast Asia) and retains the right to handle these matters in the U.S. and Canada in all non-cancer indications. The Company retained the exclusive manufacturing and distribution rights in Europe and elsewhere worldwide, except for the United States, Canada, Japan and Southeast Asia. Under the co-development agreement, Genzyme will have certain rights if it performs its development obligations in accordance with that agreement. The Company is required to pay Genzyme a royalty on direct

                       BIOENVISION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE C - License and Co-Development Agreements -continued

sales outside the U.S., Canada, Japan and Southeast Asia. In turn, Genzyme, which has U.S. and Canadian distribution rights in cancer indications, is paying the Company a royalty on sales in the U.S. and Canada. Under the terms of the co-development agreement, Genzyme also pays royalties to SRI based on certain milestones. The Company also is obligated to pay certain royalties to SRI with respect to Evoltra(R).

The Company received a nonrefundable upfront payment of $1,350,000 when it entered into the co-development agreement with Genzyme and received an additional $3,500,000 in December 2003 when it converted Genzyme's option to market clofarabine in the U.S. into a sublicense. Upon Genzyme's filing the New Drug Application (NDA) for clofarabine with the FDA, the Company received an additional (i) $2,000,000 in April 2004 and (ii) $2,000,000 in September 2004. The Company deferred the upfront payment and recognized revenues ratably, on a straight-line basis over the related service period. The Company has deferred the milestone payments received to date and recognizes revenues ratably, on a straight-line basis over the related service period, through March 2021. For the three and nine months ended March 31, 2006 and 2005, the Company recognized revenue of approximately $110,000 and $330,000, respectively, in connection with the milestone payments received.

Deferred costs include royalty payments that became due and payable to SRI upon the Company's execution of the co-development agreement with Genzyme. The Company defers all royalty payments made to SRI and recognizes these costs ratably, on a straight-line basis over the related service period, concurrent with revenue that is recognized in connection with research and development costs through 2021. For the three and nine months ended March 31, 2006 and 2005, the Company recognized costs of approximately $55,000 and $165,000, respectively, in connection with the above milestone payments.

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

The Company received a nonrefundable upfront payment of $1,250,000 when it entered into the License and Sublicense Agreement with Dechra Pharmaceuticals in May 2003. The Company deferred the upfront payment and recognizes revenues ratably, on a straight-line basis over the related service period, currently through September 2022. The Company recognized revenues of approximately $15,000 in connection with the upfront payment from Dechra for each of the three months ended March 31, 2006 and 2005, and $45,000 and $72,000 for the nine months ended March 31, 2006 and 2005, respectively.

Deferred costs include royalty payments that became due and payable to Stegram Pharmaceuticals Ltd. upon the Company's execution of the License and Sub-License Agreement with Dechra in May 2003. The Company defers all royalty payments made to Stegram and recognizes these costs ratably, on a straight-line basis concurrent with revenue that is recognized in connection with the Dechra agreement. Research and development costs related to this agreement include approximately $3,000 and $6,000 for the three months ended March 31, 2006 and 2005, respectively and $9,000 and $17,000 for the nine months ended March 31, 2006 and 2005, respectively.

NOTE D - Intangible Assets

                                            March 31,          June 30,
                                               2006              2005
                                               ----              ----
Patents                                     $9,383,000        $9,338,000
Trademarks                                     199,000           176,000
Other                                           99,000                 -
                                            ----------         ---------
                                             9,681,000         9,514,000

Accumulated Amortization                   (1,912,000)       (1,261,000)
                                           -----------       -----------

          Intangibles, net                  $7,769,000       $ 8,253,000
                                            ==========       ===========

                       BIOENVISION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE D - Intangible Assets - continued

Amortization of intangibles amounted to $220,000 and $336,000 for the three months ended March 31, 2006 and 2005, respectively, and $651,000 and $1,006,000 for the nine months ended March 31, 2006 and 2005, respectively. Intangible assets are recorded at cost and amortized over periods generally ranging from 1-20 years. Amortization for each of the next five fiscal years is expected to amount to approximately $860,000 annually.

NOTE E - Stockholder Equity Transactions

Stock Options

The Board of Directors adopted, and the stockholders approved, the 2003 Stock Incentive Plan at the Annual Meeting held in January 2004. The plan was adopted to recognize the contributions made by the Company's employees, officers, consultants, and directors, to provide those individuals with additional incentive to devote themselves to our future success and to improve the Company's ability to attract, retain and motivate individuals upon whom the Company's growth and financial success depends. Under the plan, stock options may be granted as approved by the Board of Directors or the Compensation Committee. There are 4,500,000 shares reserved for grants of options under the plan and, at March 31, 2006, options to purchase 3,918,167 shares of common stock had been issued. The Company's policy is to issue new shares for option exercises. Stock options vest pursuant to individual stock option agreements. No options granted under the plan are exercisable after the expiration of ten years (or less in the discretion of the Board of Directors or the Compensation Committee) from the date of the grant. The plan will continue in effect until terminated or amended by the Board of Directors or until expiration of the plan on November 17, 2013.

In June 2002, the Company granted options to an officer of the Company to purchase 380,000 shares of common stock at an exercise price of $1.95 per share, which equaled the fair value on the date of grant. Of this amount 50,000 options vested on June 28, 2002 and the remaining 330,000 options vest ratably over a three-year period on each anniversary date. On March 31, 2003, the Company entered into an Employment Agreement with such officer of the Company, pursuant to which, among other things, the exercise price for all of the 380,000 options were changed to $0.735 per share, which equaled the stock price on that date. In addition, the Company issued an additional 120,000 options at an exercise price of $0.735 per share which vested immediately. As a result of the repricing of all of the 380,000 options, the Company remeasured the intrinsic value of these options at the end of each reporting period based on changes in the stock price through June 30, 2005. As a result of the adoption of SFAS 123 (R) on July 1, 2005, the Company no longer re-measures the intrinsic value of the 380,000 re-priced options. The Company determined the fair value of the modified award in accordance with SFAS 123, the guidance then in effect and has recognized expense relating to the portion of the options that were unvested on July 1, 2005. For the three months ended March 31, 2006 and 2005, the Company recognized stock based employee compensation expense (income) of approximately $12,000 and $(650,000), respectively, related to these options. For the nine months ended March 31, 2006 and 2005, the Company recognized stock-based employee compensation expense (income) of approximately $36,000 and $(431,000), respectively, related to these options.

On March 30, 2006, the Company extended the exercise period of 1,500,000 vested options originally granted to an officer of the Company from five to ten years. The extension of the exercise period was treated as a modification of an award under SFAS 123 (R) and resulted in the immediate recognition of incremental compensation expense of approximately $591,000.

For the three and nine months ended March 31, 2005, the Company recorded compensation expense of approximately $22,000 and $66,000, respectively, as a result of 505,000 options granted to certain employees at an exercise price below the grant date trading price. Upon adoption of SFAS 123 (R), beginning July 1, 2005, the Company reversed the unrecognized deferred compensation costs of approximately $136,000, associated with these options, with a corresponding reduction to the Company's additional paid-in capital and is recognizing the fair value estimated in accordance with the original provisions of SFAS 123 for the unvested options. In December 2005, the Company cancelled a total of 251,667 options relating to the unexercised options issued to three of the employees that were originally issued below fair market value with a strike price of $4.05. The Company reissued these options at the fair market value on January 20, 2004 (original grant date) with a strike price of $4.55 and provided cash bonuses to the employees in return for the increase in the strike price. The original vesting terms and remaining exercise period of the original grant on date of modification was utilized in the amended grant. The Company has recorded additional compensation expense equal to the amount of the cash bonuses paid of $125,000. The Company will continue to record compensation expense for the fair value of the stock options over the remaining vesting term.

On January 20, 2004, the Company granted 25,000 options to a board member for serving as a member of the Board of Directors, at an exercise price of $4.55 per share which vest ratably on the first and second anniversaries of the grant date. The Company recognized consulting expense of approximately $3,000 and $12,000 for the three months ended March 31, 2006 and 2005, respectively, and $27,000 and $36,000 for the nine months ended March 31, 2006 and 2005, respectively, relating to said options.

                       BIOENVISION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE E - Stockholder Equity Transactions - continued

On January 6, 2005, the Company granted 7,500 options to a board member for serving as a member of the Board of Directors, at an exercise price of $8.17 per share, 1,875 of which options vested immediately on the grant date and the remaining 5,625 vest ratably on the first, second and third anniversaries of the grant date. The Company recognized approximately $2,000 and $6,000 as consulting expense for the three and nine months ended March 31, 2006, respectively. The Company recognized approximately $11,000 for each of the three and nine months ended March 31, 2005.

On January 6, 2006, the Company granted 15,000 options to each of two board members for serving as a member of the Board of Directors, at an exercise price of $7.01 per share, 3,750 of which options vested immediately and the remaining 11,250 vest ratably on the first, second and third anniversaries of the grant date. The Company recognized approximately $33,000 as consulting expense for each of the three and nine months ended March 31, 2006.

During the nine months ended March 31, 2006, certain option holders of the Company exercised their options to acquire 190,000 shares of the Company's common stock, in which the Company received proceeds of approximately $311,000. During the nine months ended March 31, 2006, certain non-employee option holders exercised their options pursuant to the cashless feature available to such option holders and the Company issued 191,196 shares of its common stock in connection therewith.

During the nine months ended March 31, 2005, certain option holders of the Company exercised their options to acquire 788,542 shares of the Company's common stock, in which the Company received proceeds of approximately $627,000, from the exercise of such options.

Warrants

On June 22, 2004, the Company entered into a consulting agreement pursuant to which the consultant will provide certain investor relations services on behalf of the Company. In connection therewith, the Company issued a warrant to said consultant pursuant to which he has the right to purchase 50,000 shares of the Company's common stock at a price of $8.25 per share upon the completion of certain milestones, as set forth in such agreement. The Company recognized consulting expense of approximately $0 and $243,000 for the three and nine months ended March 31, 2005, respectively. All milestones were met as of December 31, 2004.

On August 4, 2004, the Company issued a warrant to a consultant pursuant to which said consultant has the right to purchase 40,000 shares of the Company's common stock at a price of $7.22 per share, of which 20,000 warrants vested immediately and 20,000 vest upon satisfaction of certain milestones included in the warrant. The Company recognized consulting (income) expense of approximately $(44,000) and $125,000 for the three and nine months ended March 31, 2005, respectively, related to said warrants. No additional milestones were met during the nine months ended March 31, 2006.

On August 9, 2004, the Company issued two warrants to a consultant pursuant to which said consultant has the right to purchase an aggregate of 45,000 shares of the Company's common stock at a price of $6.10 per share. The Company recognized consulting expense (income) of approximately $0 and $(57,000) for the three months ended March 31, 2006 and 2005, respectively. For the nine months ended March 31, 2006 and 2005, the Company recognized consulting expense of $9,000 and $142,000, respectively. All milestones were met as of September 30, 2005 related to said warrants.

During the nine months ended March 31, 2006, certain warrant holders of the Company exercised their warrants to acquire 63,703 shares of the Company's common stock, in which the Company received proceeds of approximately $51,000 from the exercise of such warrants.

During the nine months ended March 31, 2005, certain warrant holders of the Company exercised their warrants to acquire 1,598,411 shares of the Company's common stock, in which the Company received proceeds of approximately $3,279,000 from the exercise of such warrants.

Common Stock

On December 3, 2004, the Company issued 62,500 shares of common stock to a consultant for services rendered. In connection with such issuance we recognized approximately $497,000 as compensation expense.

On February 8, 2005, the Company completed a secondary public offering in which we sold 7,500,000 common shares at $8.00 per share, with net proceeds to the Company of approximately $55,747,000, after deducting underwriting discounts and commissions and offering expenses.

                       BIOENVISION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE E - Stockholder Equity Transactions - continued

Shareholder Receivable

Subsequent to the exercise of an option by a former member of management on September 27, 2005, the Company became aware of the statutorily required withholding taxes due to the UK tax regulatory authority. In order to maintain compliance with the UK tax regulatory authority, the Company remitted the taxes due on behalf of the former employee in January 2006 and, in return, received a promissory note from the former member of management dated November 28, 2005 for $341,000. The Company has classified such note as a shareholder receivable in the equity section of the condensed consolidated balance sheet.

NOTE F - Quarterly Tax Accounting Policy

Income taxes have been provided for using the asset and liability method in accordance with SFAS 109. The provision for income taxes reflects management's estimate of the effective tax rate expected to be applicable for the full fiscal year. This estimate is re-evaluated by management each quarter based on the Company's estimated tax expense for the year.

NOTE G - Geographic Information

We define geographical regions as countries in which we operate. Our corporate headquarters in the United States collects licensing, royalties and research and development contract revenue from our arrangements with external customers and our co-development partners. Our wholly owned subsidiary, Bioenvision Limited, located in the United Kingdom currently manages our product sales (including the Named Patient Program) for our two lead products.

The following table reconciles our revenue by geographic region to the consolidated total:

                          Three Months Ended               Nine Months Ended
                               March 31,                      March 31,
                          2006            2005            2006           2005
                          ----            ----            ----           ----
Region
United States             $ 503,000      430,000   $ 1,447,000     $ 2,922,000
United Kingdom            1,238,000      969,000     2,056,000         738,000
                        -----------   ----------    -----------    -----------

Total Revenue           $ 1,741,000   $1,399,000    $ 3,503,000    $ 3,660,000
                        ===========   ==========    ===========    ===========

NOTE H - Litigation

On December 19, 2003, the Company filed a complaint against Dr. Deidre Tessman and Tessman Technology Ltd. (the "Tessman Defendants") in the Supreme Court of the State of New York, County of New York (Index No. 03-603984). An amended complaint alleges, among other things, breach of contract and negligence by Tessman and Tessman Technology and demands judgment against Tessman and Tessman Technology in an amount to be determined by the Court. The Tessman Defendants removed the case to federal court, then remanded it to state court and served an answer with several purported counterclaims. Each of the parties had moved for summary judgment dismissing all but one of the claims of the other parties. Those motions were all denied by the Court, and a trial date had been set for early 2006. On April 10, 2006 an out of court settlement was reached and each party executed a release, releasing all claims against the other. A Stipulation of Discontinuance was filed with the court.

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

Overview and Company Status

Bioenvision, Inc. (the "Company") is a product-focused biopharmaceutical company with two approved cancer therapeutics. On December 29, 2004, the FDA approved our lead cancer product, Evoltra(R) (clofarabine), for the treatment of pediatric acute lymphoblastic leukemia, or ALL, in patients who have received two or more prior regimens. Evoltra(R) has received Orphan Drug designation in the U.S. and the European Union. Genzyme Corporation, the Company's co-development partner, currently holds marketing rights in the U.S. and Canada for Evoltra(R) for certain cancer indications and controls U.S. development of Evoltra(R) in these indications. Genzyme is selling Evoltra(R) under the brand name Clolar(R) in the U.S. On February 23, 2006, the Company announced that the EMeA had adopted a positive opinion on the marketing authorization application for Evoltra(R), for the treatment of pediatric ALL, in patients who have relapsed or are refractory to at least two or more prior regimens. The positive opinion is now actively being converted into a Marketing Authorization by the European Commission, a process that is expected to take up to 3 months, at which time the Company will launch Evoltra(R) throughout Europe.

The Company is currently selling its anti-cancer drug, Modrenal(R), in the United Kingdom. Modrenal(R) is approved in the U.K. for the treatment of post-menopausal advanced breast cancer following relapse to initial hormone therapy.

Over the next 12 months, we intend to continue our internal growth strategy to provide the necessary regulatory, sales and marketing capabilities which will be required to pursue the expanded development programs for Evoltra(R) and Modrenal(R) described above. Currently, we are considering all options available to us for the marketing and distribution of Evoltra(R) in our primary markets, including, without limitation, doing so directly and internally with our own sales force, doing so through one or more distributors or wholesalers or disposing of the marketing and distribution rights to a third party.

We have incurred losses during this early stage of our operations. Our management believes that we have the opportunity to become a leading oncology-focused pharmaceutical company in the next four years if we successfully bring Evoltra(R) to market in Europe and successfully develop certain of our other product candidates.

We anticipate that revenue derived from our two lead drugs, Evoltra(R) and Modrenal(R) will permit us to further develop the other products currently in our product pipeline. In addition to Evoltra(R) and Modrenal(R), we are performing initial development work on Suvus for the treatment of chronic Hepatitis C. The work to date on this compound has been limited because of the need to concentrate on Evoltra(R) and Modrenal(R) but management believe these compounds have potential value. With Suvus, the Company has commenced a phase II clinical trial in patients with hepatitis C viral infection. We have had discussions with potential product co-development partners from time to time, and plan to continue to explore the possibilities for co-development and sub-licensing in order to implement our development plans. In addition, we believe that some of our products may have applications in treating non-cancer conditions in humans and in animals. Whereas those conditions have been outside our core business focus until the present time, we are now beginning to expand development in these areas although and we do not intend to devote a substantial portion of our resources to addressing those conditions.

In May 2003, we entered into a License and Sub-License Agreement with Dechra Pharmaceuticals, plc, or Dechra, pursuant to which we sub-licensed the marketing and development rights to Vetoryl(R) (trilostane), solely with respect to animal health applications, in the U.S. and Canada, to Dechra. We received $1,250,000 in cash, together with future milestone and royalty payments which are contingent upon the occurrence of certain events. We intend to continue to try and capitalize on these types of opportunities as they arise. The Company also owns rights to OLIGON(R) technology and we have had discussions with potential product licensing partners from time to time, and plan to continue to explore the possibilities for co-development and sub-licensing in order to implement our development plans.

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

Results of Operations

The Company recorded revenue for the three months ended March 31, 2006 and 2005 of approximately $1,741,000 and $1,399,000, respectively, representing an increase of approximately $342,000. This increase was primarily due to an increase in Named Patient Program sales and certain research and development reimbursements in the amount of $863,000, partially offset by a decrease of $567,000 in research and development contract revenue which the Company did not record as revenue in the three-month period ended March 31, 2006. The Company recorded revenue for the nine months ended March 31, 2006 and 2005 of approximately $3,503,000 and $3,660,000, respectively, representing a decrease of approximately $157,000. This decrease was primarily due to a decrease in research and development contract revenue as the Company did not record revenue for the three and nine months ended March 31, 2006, relating to the reimbursement from our co-development partner for certain of our ongoing research costs in the development of Evoltra(R) outside the United States because it determined that the criteria for recognizing such contract revenue had not been met. If and when the Company has determined that collectibility is reasonably assured, the Company will record the revenue. This decrease is substantially offset by an increase in named patient sales of clofarabine and royalties from US sales of clofarabine.

The cost of products sold for the three months ended March 31, 2006 and 2005 were approximately $387,000 and $280,000, respectively, representing an increase of approximately $107,000. The cost of products sold reflects the direct costs associated with our sales of Modrenal(R) and royalty expense of $315,000 and $181,000 for the three months ended March 31, 2006 and 2005 respectively. The cost of products sold for the nine months ended March 31, 2006 and 2005 were approximately $1,153,000 and $434,000, respectively, representing an increase of approximately $719,000. The cost of products sold reflects the direct costs associated with our sales of Modrenal(R) and royalty expense of $847,000 and $205,000 for the nine months ended March 31, 2006 and 2005, respectively.

Research and development costs for the three months ended March 31, 2006 and 2005 were approximately $2,785,000 and $2,137,000, respectively, representing an increase of approximately $648,000. Research and development costs for the nine months ended March 31, 2006 and 2005 were approximately $7,227,000 and $5,986,000, respectively, representing an increase of approximately $1,241,000.

Our research and development costs include costs associated with the six projects shown in the table below, three of which the Company currently devotes time and resources:

                                       Three Months Ended                  Nine Months Ended
                                            March 31,                          March 31,
           Product                   2006              2005              2006              2005

Evoltra(R)                           $ 2,314,000      $ 1,668,000       $ 5,744,000       $ 4,661,000

Modrenal(R)                              426,000          447,000         1,341,000         1,267,000

Suvus                                     45,000            7,000           142,000            13,000

Velostan                                       -           15,000                 -            32,000

OLIGON                                         -                -                 -            13,000

Gene Therapy                                   -                -                 -                 -
                                     -----------      -----------       -----------       -----------
Total                                $ 2,785,000      $ 2,137,000       $ 7,227,000       $ 5,986,000
                                     ===========      ===========       ===========       ===========

Evoltra(R) research and development costs for the three months ended March 31, 2006 and 2005 were approximately $2,314,000 and $1,668,000, respectively, representing an increase of approximately $646,000. Evoltra(R) research and development costs for the nine months ended March 31, 2006 and 2005 were approximately $5,744,000 and $4,661,000, respectively, representing an increase of approximately $1,083,000. The increase primarily reflects costs which are associated with our increased development activities and clinical trials of Evoltra(R) being conducted in Europe (which includes the filing process for EU approval) coupled with recording stock-based compensation expense, relating to stock options granted to employees that devote their time to clofarabine research and development, recorded for the three and nine months ended March 31, 2006.

Modrenal(R) research and development costs for the three months ended March 31, 2006 and 2005 were approximately $426,000 and $447,000, respectively, representing a decrease of $21,000. Modrenal(R) research and development costs for the nine months ended March 31, 2006 and 2005 were approximately $1,341,000 and $1,267,000, respectively, representing an increase of $74,000. This increase is due primarily to the costs associated with our Phase II clinical trial in pre-menopausal cancer and Phase IV clinical trial in patients with post-menopausal cancer, which are each being conducted in the U.K.

Suvus research and development costs for the three months ended March 31, 2006 and 2005 were approximately $45,000 and $7,000 respectively, representing an increase of $38,000. Suvus research and development costs for the nine months ended March 31, 2006 and 2005 were approximately $142,000 and $13,000, respectively, representing an increase of $129,000. The increase primarily reflects the costs associated with the investigator sponsored Phase II clinical trial conducted in Egypt during the nine months ended March 31, 2006 and costs associated with the preparation of an IND application to be filed with the FDA.

Velostan research and development costs for the three months ended March 31, 2006 and 2005 were approximately $0 and $15,000, respectively, representing a decrease of $15,000. Velostan research and development costs for the nine months ended March 31, 2006 and 2005 were approximately $0 and $32,000, respectively, representing a decrease of $32,000. There were no research and development costs associated with Velostan for the three and nine months ended March 31, 2006 because the Company is actively working on the manufacturing process to develop a raceamic form of the compound for use in the Company's clinical development program. No assurance can be given the Company will be able to create the L-form Velostan required for the clinical development program or, if it can, the timing of such development.

There was no research and development costs for OLIGON for the three months ended March 31, 2006 and 2005 due to the Company's focus on Evoltra(R) and Modrenal(R) during this period. OLIGON research and development costs for the nine months ended March 31, 2006 and 2005 were approximately $0 and $13,000, respectively, representing a decrease of $13,000.

There were no research and development costs associated with Gene Therapy for the three and nine months ended March 31, 2006 and 2005 due to the Company's focus on Evoltra(R) and Modrenal(R) during this period. We anticipate that revenue derived from our two lead drugs, clofarabine and Modrenal(R) will permit us to further develop these products.

The clinical trials and development strategy for Evoltra(R) and Modrenal(R), in each case, is anticipated to cost several million dollars and will continue for several years based on the number of clinical indications within which we plan to develop these drugs. Currently, management cannot estimate the timing or costs associated with these projects because many of the variables, such as interaction with regulatory authorities and response rates in various clinical trials, are not predictable. Total costs to date for each of our projects is as follows: (i) clofarabine research and development costs have been approximately $20,059,000; (ii) Modrenal(R) research and development costs have been approximately $7,711,000; (iii) Velostan research and development costs have been approximately $380,000; (iv) Suvus research and development costs have been approximately $331,000; (v) OLIGON research and development costs have been approximately $25,000; and (vi) Gene Therapy research and development costs have been approximately $451,000.

Selling, general and administrative expenses for the three months ended March 31, 2006 and 2005 were approximately $6,914,000 and $1,894,000, respectively, representing an increase of $5,020,000. The increase is primarily due to the Company adopting SFAS 123(R) effective July 1, 2005 and an increase in costs associated with the expanded sales and marketing and administrative infrastructure and costs associated with the internal build out of the Company. For the three months ended March 31, 2006, the Company recorded employee stock-based compensation expense of approximately $1,949,000 as a selling, general and administrative expense, whereas for the same period in the prior year, the Company recorded employee stock-based compensation income of approximately $650,000, relating to the re-measuring of the intrinsic value of stock options. Selling, general and administrative expenses for the nine months ended March 31, 2006 and 2005 were approximately $12,383,000 and $6,680,000, respectively, representing an increase of $5,703,000. The increase is primarily due to the Company adopting SFAS 123(R) effective July 1, 2005 and an increase in costs associated with the expanded sales and marketing and administrative infrastructure and costs associated with the internal build out of the Company. For the nine months ended March 31, 2006, the Company has recorded $2,851,000 in employee stock-based compensation expense, whereas the Company recorded employee stock-based compensation income of approximately $431,000, relating to the re-measuring of the intrinsic value of stock options for the same period in the prior year.

Depreciation and amortization expense for the three months ended March 31, 2006 and 2005 were approximately $247,000 and $347,000, respectively, representing a decrease of $100,000. The decrease is due to the Company recording an impairment charge of $5,276,000 at June 30, 2005, which decreased the cost basis of our methylene blue intangibles. Depreciation and amortization expense for the nine months ended March 31, 2006 and 2005 were approximately $729,000 and $1,028,000, respectively, representing a decrease of $299,000. The decrease is due to the Company recording an impairment charge of $5,276,000 at June 30, 2005, which decreased the cost basis of our methylene blue intangibles.

Liquidity and Capital Resources

We anticipate that we may continue to incur significant operating losses for the foreseeable future. There can be no assurance as to whether or when we will generate material revenue or achieve profitable operations.

At March 31, 2006, we had cash and cash equivalents and short-term securities of approximately $49,812,000 and working capital of $46,378,000. Management believes the Company has sufficient cash and cash equivalents and working capital to continue currently planned operations through March 31, 2007. Although we do not currently plan to acquire or obtain licenses for new technologies, if any such opportunity arises and we deem it to be in our interests to pursue such an opportunity, it is possible that additional financing would be required for such a purpose.

For the nine months ended March 31, 2006 and 2005, net cash used in operating activities was approximately $14,828,000 and $7,264,000, respectively, representing an increase of approximately $7,564,000. This increase is primarily due to increased costs associated with (i) our expanded research and development activity, (ii) selling general and administrative expenses, including an increase in costs associated with the expanded sales and marketing and administrative infrastructure and costs associated with the internal build out of the Company and (iii) cash paid for insurance premiums. For the nine months ended March 31, 2006 and 2005, net cash used in investing activities was approximately $7,759,000 and $479,000, respectively, representing an increase of approximately $7,280,000. This increase is primarily due to the Company investing the proceeds from our February 2005 secondary offering in short-term securities in order to obtain a higher investment yield. For the nine months ended March 31, 2006 and 2005, net cash (used in) provided by financing activities was approximately $(233,000) and $59,202,000 representing a decrease of $59,435,000. This decrease is primarily due to the completion of the secondary public offering in February 2005 which yielded proceeds of $55,747,000, net of related expenses.

On February 8, 2005, we completed a secondary public offering in which we sold 7,500,000 common shares at $8.00 per share, with net proceeds to the Company of approximately $55,747,000, after deducting underwriting discounts and commissions and offering expenses. We intend to use the net proceeds for further development of our lead products, for sales and marketing expenses related to the commercial launch of our lead products, for working capital and other general corporate purposes.

The Company has the following commitments as of March 31, 2006:

                                            Payments Due Fiscal in
                              2006        2007       2008        2009        2010        Total

Operating Leases              $184,000    $729,000   $597,000    $330,000    $158,000  $1,998,000
Contractual obligations              -     206,000          -           -           -     206,000
                          -------------------------------------------------------------------------
Total                         $184,000    $935,000   $597,000    $330,000    $158,000  $2,204,000
                          =========================================================================


Off-balance sheet arrangements

We have no off-balance sheet arrangements.

Other Events

As described in the Company's current report on Form 8-K, filed on April 6, 2006, On March 24, 2006, the Company entered into a Marketing and Distribution Agreement (the "Agreement") with Mayne Pharma Limited ("Mayne Pharma") pursuant to which the Company has granted Mayne Pharma the exclusive right, subject to certain conditions, to import, register, sell, market and distribute clofarabine (the "Product") for certain hematological indications in Australia and New Zealand (the "Territory"). Mayne Pharma will maintain the exclusive rights to import, register, sell, market and distribute the Product within the Territory provided it obtains a marketing authorization within the Territory for any indication within 3 years from the date Mayne Pharma files its first application for a marketing authorization. In consideration for these rights, Bioenvision will receive certain milestone payments and a royalty based on a percentage of net sales in the Territory. Under the Agreement, Mayne Pharma agrees to fund and pay all costs of registering the Product for marketing and government reimbursement within the Territory during the term of the Agreement.

As described in the Company's current report on Form 8-K, filed on April 19, 2006, effective April 18, 2006, the Company appointed J.H. Cohn LLP ("J.H. Cohn") for the fiscal year ending June 30, 2006 as the Company's new independent registered public accounting firm. The decision to engage J.H. Cohn was made by the Audit Committee of the Company's Board of Directors.

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

On July 1, 2005, the Company adopted the fair value recognition provisions of SFAS 123 (revised 2004), "Share-Based Payment" ("SFAS 123 (R)"), requiring the Company to recognize expense related to the fair value of stock-based compensation. The modified prospective transition method was used as allowed under SFAS 123 (R). Under this method, the stock-based compensation expense includes: (a) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, "Accounting for Stock-Based Compensation"; and (b) compensation expense for all stock-based compensation awards granted subsequent to July 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123
(R). Prior to the adoption of SFAS 123 (R), the Company had accounted for stock-based compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees", as permitted by SFAS 123. Under APB Opinion No. 25, no stock-based employee compensation cost is reflected in reported net loss, when options granted to employees have an exercise price equal to the market value of the underlying common stock at the date of grant. For the three and nine months ended March 31, 2006 the Company recorded employee stock-based compensation expense of $2,058,000 and $2,999,000 respectively.

In December 2004, the FASB issued SFAS 153 "Exchange of Nonmonetary Assets". SFAS 153 was a result of a joint effort by the FASB and the International Accounting Standards Board, or IASB, to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. One such difference was the exception from fair value measurement in APB Opinion No. 29, "Accounting for Nonmonetary Transactions", for non-monetary exchanges of similar productive assets. SFAS 153 replaces this exception with a general exception from fair value measurement for exchanges of non-monetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 was effective for non-monetary assets exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 did not have a material impact on the results of operations or financial position of the Company.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs". SFAS 151 amends Accounting Research Bulletin No. 43, Chapter 4. SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 is the result of a broader effort by the FASB and the IASB to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 did not have a material impact on the results of operations or financial position of the Company.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our excess cash is invested in certificates of deposit with various short-term maturities. We hold no derivative financial instruments and we do not currently engage in hedging activities. We do not have any outstanding debt. Accordingly, due to the maturity and credit quality of our investments, we are not subjected to any substantial risk arising from changes in interest rates, currency exchange rates and commodity and equity prices. However, the Company does have some exposure to foreign currency rate fluctuations arising from maintaining an office for the Company's U.K. based, wholly-owned subsidiary which transacts business in the local functional currency. Management periodically reviews such foreign currency risk and to date has not undertaken any foreign currency hedges through the use of forward exchange contracts or options and does not foresee doing so in the near future.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation our principal executive officer and principal financial officer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the requisite time periods.

Changes in Internal Controls

During the quarterly period ended March 31, 2006, there have been no changes in our internal controls over financial reporting that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Description of Material Weaknesses in Internal Controls Over Financial Reporting from June 30, 2005

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

     o   the formation of a Disclosure Committee;

     o   hiring an additional accountant; and

     o Use of prepared checklists for the preparation of periodic SEC reports to ensure the completeness and accuracy of those reports. The Company has adopted the practice of using prepared checklists for upcoming SEC periodic reports that set forth new and changing requirements to ensure that those requirements are satisfied in the periodic reports.

Notwithstanding the above mentioned weaknesses, we believe that the condensed consolidated financial statements included in this report fairly present our consolidated financial position as of, and the consolidated results of operations for the period ended, March 31, 2006.

                       BIOENVISION, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

 On December 19, 2003, the Company filed a complaint against Dr. Deidre Tessman and Tessman Technology Ltd. (the "Tessman Defendants") in the Supreme Court of the State of New York, County of New York (Index No. 03-603984). An amended complaint alleges, among other things, breach of contract and negligence by Tessman and Tessman Technology and demands judgment against Tessman and Tessman Technology in an amount to be determined by the Court. The Tessman Defendants removed the case to federal court, then remanded it to state court and served an answer with several purported counterclaims. Each of the parties had moved for summary judgment dismissing all but one of the claims of the other parties. Those motions were all denied by the Court, and a trial date had been set for early 2006. On April 10, 2006, an out of court settlement was reached and each party executed a release, releasing all claims against the other. A Stipulation of Discontinuance was filed with the court.

Item 1A.  RISK FACTORS

None.

 ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS


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

10.24 Employment Agreement between Bioenvision Limited and Hugh Griffith, effective as of October 23, 2002 (18)

10.25 Employment Agreement between Bioenvision Limited and Ian Abercrombie, effective as of January 6, 2003 (18)

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

10.33* Clofarabine Marketing and Development Agreement, by and between Bioenvision Inc. and Mayne Pharma Limited, dated March 24, 2006

14.1 Bioenvision Inc.'s Code of Business Conduct and Ethics (19)

16.1 Letter from Graf Repetti & Co., LLP to the Securities and Exchange Commission, dated September 30, 1999. (9)

--------
* Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended. *

16.2 Letter from Ernst & Young LLP to the Securities and Exchange Commission, dated July 6, 2001. (10)

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





Date:  May 15, 2006      By:  /s/ Christopher B. Wood M.D.
                              -----------------------------
                              Christopher B. Wood M.D.
                              Chairman and Chief Executive Officer
                              (Principal Executive Officer)



Date:  May 15, 2006      By:  /s/ David P. Luci
                              -----------------
                              David P. Luci
                              Chief Financial Officer and General Counsel
                              (Principal Financial and Accounting Officer)

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

10.24 Employment Agreement between Bioenvision Limited and Hugh Griffith, effective as of October 23, 2002 (18)

10.25 Employment Agreement between Bioenvision Limited and Ian Abercrombie, effective as of January 6, 2003 (18)

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

10.33* Clofarabine Marketing and Development Agreement, by and between Bioenvision Inc. and Mayne Pharma Limited, dated March 24, 2006

14.1 Bioenvision Inc.'s Code of Business Conduct and Ethics (19)

16.1 Letter from Graf Repetti & Co., LLP to the Securities and Exchange Commission, dated September 30, 1999. (9)

16.2                               Letter from Ernst & Young LLP to the
                                   Securities and Exchange

--------
* Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended.

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