Form 10-K
period 2006-06-30
BIOENVISION INC
filed 2006-09-11
CIK 1028205

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

   Mark One)
     X     Annual report pursuant to Section 13 or 15(d) of the Securities
    -----  Exchange Act of 1934.

              For the fiscal year ended June 30, 2006.

                                 OR

           Transition report pursuant to Section 13 or 15(d) of the Securities ----- Exchange Act of 1934

             For the transition period from ____________ to ____________.

                         Commission File Number: 0-18299

                                BIOENVISION, INC.
                                -----------------
             (Exact name of registrant as specified in its charter)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes __ No X
                                                    ---

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes __ No X
                                                             ---

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __
                     ---

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. Large accelerated filer __ Accelerated filer X Non-accelerated filer __.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X
                                          ---

The aggregate market value of the voting stock held by non-affiliates computed by reference to the last price at which the stock was sold, as of August 1, 2006, was $190,285,863.

The number of shares of Bioenvision common stock, par value $.001 per share, outstanding as of August 1, 2006 was 41,456,616.

Portions of the registrant's definitive proxy statement for its 2006 annual meeting of stockholders are incorporated by reference into Items 10, 11, 12, 13, and 14 of Part III of this Form 10-K.

                                BIOENVISION, INC.
                           Annual Report on Form 10-K
                         Fiscal Year Ended June 30, 2006
                                      INDEX

PART I
ITEM 1. BUSINESS.............................................................1
ITEM 1A.  RISK FACTORS......................................................11
ITEM 1B.  UNRESOLVED STAFF COMMENTS.........................................24
ITEM 2. PROPERTIES..........................................................24
ITEM 3. LEGAL PROCEEDINGS...................................................24
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................24

PART II
ITEM 5.MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND
       ISSUER PURCHASES OF EQUITY SECURITIES................................25
ITEM 6. SELECTED FINANCIAL DATA.............................................27
ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
       PLAN OF OPERATION....................................................28
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........37
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........................37
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
        AND FINANCIAL DISCLOSURE............................................37
ITEM 9(a) CONTROLS AND PROCEDURES...........................................38
ITEM 9(b) OTHER INFORMATION.................................................40

PART III
ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT...........................40
ITEM 11. EXECUTIVE COMPENSATION.............................................40
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT AND RELATED STOCKHOLDER MATTERS.........................41
ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................41
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.............................41

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.........................41

                                     PART I

        Except for historical information contained herein, this annual report on Form 10-K contains forward-looking statements within the meaning of the
Section 21E of the Securities and Exchange Act of 1934, as amended, which involve certain risks and uncertainties. Forward-looking statements are included with respect to, among other things, the Company's current business plan, "Risk Factors ", and Managements Discussion and Analysis of Financial Condition and Results of Operation". These forward-looking statements are identified by their use of such terms and phrases as "intends," "intend," "intended," "goal," "estimate," "estimates," "expects," "expect," "expected," "project," "projected," "projections," "plans," "anticipates," "anticipated," "should," "designed to," "foreseeable future," "believe," "believes" and "scheduled" and similar expressions. The Company's actual results or outcomes may differ materially from those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1.  Business

Overview

     We are a product-orientated biopharmaceutical company primarily focused upon the acquisition, development, distribution and marketing of compounds and technologies for the treatment of cancer, autoimmune disease and infection. Our product pipeline includes Evoltra(R) (clofarabine), Modrenal(R) (for which Bioenvision has obtained regulatory approval for marketing in the United Kingdom for the treatment of post-menopausal breast cancer following relapse to initial hormone therapy), and certain anti-infective technologies including the OLIGON(R) technology; an advanced biomaterial that has been incorporated into various FDA approved medical devices and Suvus(TM), an antimicrobial agent currently in clinical development for refractory chronic hepatitis C infection.

     Evoltra(R) is our lead product. In May 2006 the European Medicines Agency approved Evoltra(R) for the treatment of acute lymphoblastic leukemia (ALL) in pediatric patients who have relapsed or are refractory to at least two prior regimens. The licensed indication includes patients who were less than 21 years of age at the time of initial diagnosis of their leukemia. Evoltra(R) has been granted orphan drug designation, providing marketing exclusivity for 10 years in Europe, which 10-year period commenced in May 2006 upon our receipt of EMA marketing approval. We have a dedicated sales force in the U.K. and several other countries within the E.U. and will continue to expand our sales force as we continue to work through pricing and reimbursement in individual countries within the E.U.

      In March 2006, we entered into a Marketing and Distribution Agreement with Mayne Pharma Limited, a public company in Australia, to sell, market and distribute Evoltra(R) (Clofarabine) in Australia and New Zealand in certain cancer indications. We anticipate entering into similar arrangements with other marketing and distribution partner(s) around the world (outside North America) to capitalize on the commercial potential of Evoltra(R) (Clofarabine), with a fully integrated sales and marketing team being a primary focus for the sales and marketing partner(s) we may select at any time or from time to time.

     We also are developing Evoltra(R) for the treatment of adult acute myeloid leukemia (AML) as first-line therapy. The Company has completed enrollment of its Phase II clinical trial for the treatment of adult AML in elderly patients unfit for intensive chemotherapy and expects to file a Marketing Authorization Application in 2006 for this indication - the Company's first label-extension for Evoltra(R).

     Also, in conjunction with our North American co-development partners, Genzyme Corporation, clofarabine (Evoltra(R)) is in clinical development for the treatment of myelodysplastic syndrome (MDS), chronic lymphocytic leukemia (CLL), chronic myeloid leukemia (CML), non-Hodgkin's lymphoma (NHL), multiple myeloma
(MM), solid tumors and as a preconditioning regimen for transplantation.

     Bioenvision is also conducting late-stage preclinical development of Evoltra(TM) for the treatment of psoriasis and is planning further worldwide development of Evoltra(TM) in autoimmune diseases.

     Bioenvision holds an exclusive worldwide license for clofarabine (outside Japan and Southeast Asia) and an exclusive, irrevocable option to develop, market and distribute clofarabine for all human applications in Japan and Southeast Asia. Bioenvision granted an exclusive sublicense to Genzyme to co-develop clofarabine for cancer indications in the US and Canada. Genzyme is commercializing clofarabine for certain cancer indications in the US and Canada under the brand name Clolar(R). Bioenvision holds an exclusive license in the US and Canada for all non-cancer indications. Bioenvision originally obtained clofarabine development and commercialization rights under patents held by Southern Research Institute.

     In the U.S., in December 2004, the Food and Drug Administration, or FDA, approved clofarabine, for the treatment of pediatric acute lymphoblastic leukemia, or ALL, in patients who are relapsed or refractory to at least two prior regimens of treatment. We believe clofarabine was the first new medicine initially approved in the U.S., for children with leukemia in more than a decade. Our U.S. partner, Genzyme Corporation, received Orphan Drug designation status for clofarabine in the U.S., providing marketing exclusivity for 7 years. Genzyme is marketing clofarabine under the brand name Clolar(R) in the U.S.

     We are marketing our second product, Modrenal(R), in the United Kingdom, or U.K., through our sales force of six sales specialists. Modrenal(R) is approved in the U.K. for the treatment of post-menopausal advanced breast cancer following relapse to initial hormone therapy.

     With the approval of Evoltra(R) under the EMA's centralized process, we intend to continue to expand our sales force by adding six to 10 sales specialists in each of five other key regions within the E.U. which include the countries of France, Germany, Italy, Spain, Portugal, Netherlands, Austria, Belgium, Denmark and Sweden. Further, we intend to penetrate all of the other markets within the E.U. upon establishing traction in the E.U.'s major markets. Initially, outside the U.K., we maintain a fully dedicated sales force through Innovex, an affiliate of Quintiles Corporation, which we intend to convert to a direct sales force of our own by fourth quarter of calendar 2007.

     In addition to Evoltra(R) and Modrenal(R), we are currently in clinical development of Suvus(R) for chronic hepatitis C. This product is also in pre-clinical development for the treatment of West Nile Virus and influenza.

     For the year ended June 30, 2006, our total revenue and net loss applicable to common stockholders were approximately $5,309,000 and $24,236,000, respectively. Our revenues from U.S. and European operations are detailed in
Note 7 to our Consolidated Financial Statements included in this Annual Report on Form 10-K. While we seek to increase profitability and cash flow from operations, we will need to continue to achieve growth of product sales and other revenues sufficient for us to attain these objectives. The rate of our future growth will depend, in part, upon our ability to successfully market and distribute our approved products and upon our ability to successfully develop or acquire and commercialize new product candidates.



Products and pipeline


       Candidate           Indication       Status                 U.S. and        Ex-U.S. and
                                                                   Canada rights   Canada rights

       ------------------- ---------------- ---------------------- --------------- -------------
       Evoltra(R)          Relapsed or      Marketed in U.S.       Genzyme         Bioenvision
       Clofarabine         Refractory       (pediatric); Filed
       (Clolar(R))         Acute            in E.U. (pediatric)
                           Lymphoblastic
                           Leukemia (ALL)
       ------------------- ---------------- ---------------------- --------------- -------------
                           Acute            Phase II in E.U.       Genzyme         Bioenvision
                           Myelogenous      (adult)
                           Leukemia (AML)
       ------------------- ---------------- ---------------------- --------------- -------------
                           Refractory       Phase II in U.S.       Genzyme         Bioenvision
                           Chronic          (adult)
                           Lymphocytic
                           Leukemia (CLL)
       ------------------- ---------------- ---------------------- --------------- -------------
                           Solid Tumors     Phase I (Intravenous)  Genzyme         Bioenvision
       ------------------- ---------------- ---------------------- --------------- -------------
                           Solid Tumors     Phase I (Oral)         Genzyme         Bioenvision
       ------------------- ---------------- ---------------------- --------------- -------------
                           Non-Cancer       Developmental          Bioenvision     Bioenvision
       ------------------- ---------------- ---------------------- --------------- -------------
       Modrenal(R)         Breast Cancer    At Market in U.K &     Bioenvision     Bioenvision
                                            Germany.;
                                            Phase IV in U.K.;
                                            Phase II in U.K.
       ------------------- ---------------- ---------------------- --------------- -------------
                           Prostate Cancer  Phase II in U.S.       Bioenvision     Bioenvision
       ------------------- ---------------- ---------------------- --------------- -------------
       Suvus               Hepatitis C      Investigator           Bioenvision     Bioenvision
                                            Sponsored Phase II
                                            in Europe and Middle
                                            East
       ------------------- ---------------- ---------------------- --------------- -------------

Our Products

Evoltra(R) (Clofarabine)

     Evoltra(R) is our lead product. In May 2006 the European Medicines Agency approved Evoltra(R) for the treatment of acute lymphoblastic leukemia (ALL) in pediatric patients who have relapsed or are refractory to at least two prior regimens. The licensed indication includes patients who were less than 21 years of age at the time of initial diagnosis of their leukemia. Evoltra(R) has been granted orphan drug designation, providing marketing exclusivity for 10 years in Europe which 10-year period commenced in May 2006 upon our receipt of EMA marketing approval. We have a dedicated sales force in the U.K. and several other countries within the EU and will continue to expand our sales force and medical science liaison team as we continue to work through pricing and reimbursements locally within the EU.

     We also are developing Evoltra(R) for the treatment of adult acute myeloid leukemia (AML) as first-line therapy. The Company has completed enrollment of its Phase II clinical trial for the treatment of adult AML in elderly patients unfit for intensive chemotherapy and expects to file a Marketing Authorization Application in 2006 for the Company's first label-extension for Evoltra(R) .

     In addition, clofarabine (Evoltra(R)) is in clinical development for the treatment of myelodysplastic syndrome (MDS), chronic lymphocytic leukemia (CLL), chronic myeloid leukemia (CML), non-Hodgkin's lymphoma (NHL), multiple myeloma
(MM), solid tumors and as a preconditioning regimen for transplantation.

     Bioenvision is also conducting late-stage preclinical development of Evoltra(R) for the treatment of psoriasis and is planning further worldwide development of Evoltra(R) in autoimmune diseases.

     Bioenvision holds an exclusive worldwide license for clofarabine (outside Japan and Southeast Asia) and an exclusive, irrevocable option to develop, market and distribute clofarabine for all human applications in Japan and Southeast Asia. Bioenvision granted an exclusive sublicense to Genzyme to co-develop clofarabine for cancer indications in the US and Canada. Genzyme is commercializing clofarabine for certain cancer indications in the US and Canada under the brand name Clolar(R). Bioenvision holds an exclusive license in the US and Canada for all non-cancer indications. Bioenvision originally obtained clofarabine development and commercialization rights under patents held by Southern Research Institute.

     In the U.S., in December 2004, the Food and Drug Administration, or FDA, approved clofarabine, for the treatment of pediatric acute lymphoblastic leukemia, or ALL, in patients who are relapsed or refractory to at least two prior regimens of treatment. We believe clofarabine was the first new medicine initially approved in the U.S., for children with leukemia in more than a decade. Our U.S. partner, Genzyme Corporation, received Orphan Drug designation status for clofarabine in the U.S., providing marketing exclusivity for 7 years. Further, in July 2004, the FDA granted a six-month extension of the marketing exclusivity for clofarabine in pediatric ALL under the federal Best Pharmaceuticals for Children Act.

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

     In the U.S., pivotal Phase II clinical trials were conducted for the treatment of relapsed or refractory acute leukemia in children and a NDA was filed by Genzyme with the FDA in March 2004, based upon the interim results of 70 patients enrolled in these two trials. In August 2004, clinical data on an additional cohort of 14 patients were submitted to the FDA and of the aggregate ALL group of 49 patients, a 31% overall response rate was achieved, and of the aggregate AML group of 35 patients, a 26% overall response rate was achieved.

     In Europe, we facilitated an investigator sponsored trial, or an IST, of clofarabine as first line therapy for older adult patients with AML who were unsuitable for intensive chemotherapy. The IST was closed to recruitment in August 2004 because a 67% overall response rate was achieved. This response rate was more than three times greater than the expected response rate under the current standard of care for this patient population and the investigator determined that these positive results warranted accelerated initiation of the Phase II regulatory study of clofarabine as a first-line treatment for older adult patients newly diagnosed with AML. We completed enrollment of this Bioenvision-sponsored Phase II regulatory trial in February 2006 and locked the database in anticipation of our submitting a Marketing Authorization Application with EMA later in calendar 2006 based in large part upon this clinical data.

     On December 1, 2004, the FDA's Oncologic Drug Advisory Committee, or ODAC, convened to determine if clinical data from Phase II trials in relapsed and refractory pediatric ALL and AML demonstrated a durable clinical response that would predicate a clinical benefit in future clinical administration. The panel voted in favor of the approval of clofarabine for pediatric ALL under its accelerated approval pathway and voted against immediate marketing in pediatric AML, requesting additional information. In connection with the approval that was granted by the FDA, Genzyme is required to conduct further controlled clinical studies of clofarabine to verify and describe its clinical benefit in ALL.

     Clofarabine is currently being evaluated in an IST Phase II clinical trial for refractory CLL in the U.S. In addition, commencing in fourth quarter of calendar 2006, we intend to investigate clofarabine in European Phase II clinical trials for MDS and solid tumor cancer indications. In pre-clinical studies, clofarabine has shown anti-tumor activity against several human cancers, including cancers of the lung, colon, kidney, breast, pancreas and prostate, as well as its action against leukemia cells. Bioenvision believes the initial data from the Phase I clinical trials indicate sufficient possible activity for clofarabine in certain solid tumor types to warrant further clinical development. We intend to develop clofarabine as a potential drug for the treatment of certain solid tumors, such as colon, pancreatic, lung, breast and prostate cancer.

     Pursuant to the terms of our co-development agreement with Genzyme, the successor-in-interest to ILEX Oncology, Inc. following the merger consummated between Genzyme and Ilex in December 2004, both parties are required to share promptly all information, including clinical data, generated under the co-development program and Genzyme is obligated to pay all of the U.S. and Canadian research and development costs and 50% of all approved ex-U.S. and Canada research and development costs (except for Japan and Southeast Asia and except for non-cancer indications). If additional resources are required above the agreed upon costs, we may elect to pay these additional costs and certain of these payments will be credited against future royalty payments to Genzyme at the rate of $1.50 for every $1.00 of additional expenditures. Under the co-development agreement with Genzyme, we receive royalties on Genzyme's annual net sales on a sliding scale based on the level of annual net sales. Similarly, we pay a royalty to Genzyme and Southern Research Institute, or SRI, the inventor of clofarabine, on our European annual net sales. Although we have not received payment from Genzyme for our development costs incurred since the Genzyme's acquisition of Ilex, we are actively discussing these reimbursements with Genzyme in an ongoing dialogue and are actively working on developing a consensus with Genzyme management for a development plan and budget going forward.

     Pursuant to the terms of our co-development agreement with SRI, we have the exclusive license to market and distribute clofarabine throughout the world for all human applications except for certain U.S. and Canadian cancer indications and except for any indications in Japan and Southeast Asia. Our exclusive license expires upon the last to expire of the patents used or useful in connection with the development and marketing of clofarabine, which we expect to expire in 2021. In addition, we hold an exclusive option from SRI to market and distribute clofarabine in Japan and Southeast Asia for all human applications. We have exercised the right to convert the option into an exclusive license and are actively negotiating with SRI to finalize the terms of the license for clofarabine rights in Japan and Southeast Asia and hope to conclude a transaction in the second half of 2006.

     To date, the majority of our development activities and resulting R&D expenditures have related to the development of clofarabine. Our primary business strategy has included taking clofarabine to market in the E.U. and using the proceeds from our resulting marketing efforts, in part, to progress the other products and technologies in our pipeline.

Modrenal(R)

     We currently market Modrenal(R) (trilostane) in the U.K. for the treatment of post-menopausal advanced breast cancer following relapse to initial hormone therapy. We have a team of six sales specialists and two marketing executives selling and marketing Modrenal(R) (and Evoltra(R)) in the U.K.

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

     We began marketing Modrenal(R) in May 2004 in the U.K. for the treatment of post-menopausal advanced breast cancer following relapse to initial hormone therapy. Our strategy may include seeking regulatory approval for Modrenal(R) in the U.S. as a therapy for hormone-sensitive breast cancers and hormone independent prostate cancers, but this strategy is dependent upon the results of the ongoing clinical trials and the resource capability of the Company. Our ongoing clinical trials in breast cancer target patients that have hormone-sensitive cancers and have become refractory to prior hormone treatments, such as tamoxifen or any of the aromatase inhibitors. We will continue to develop our commercial and regulatory strategies for Modrenal(R) as we continue to analyze the results of these clinical data.

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

Other Products and Technologies

     We anticipate that revenues derived from clofarabine and Modrenal(R) will permit us to further develop the other products currently in our product pipeline. The work to date on these compounds has been limited because of the need to concentrate on clofarabine and Modrenal(R) but management believes these compounds have potential value.

Suvus(TM)

     Suvus(TM), especially when photo-sensitized by light, acts by preventing replication of nucleic acid (DNA and RNA) in pathogens. Investigator sponsored Phase II clinical trials have been completed in the Middle East to study

Suvus'(TM) use in treating hepatitis C virus infection. We announced interim results at the UBS Global Life Sciences Conference in New York in September 2005 and continue to monitor these data. Suvus(TM) was given to 25 patients with genotype 4 hepatitis C who had failed a prior treatment, including interferon in many of the patients. Sixteen (64%) of the patients had cirrhosis. Suvus(TM) was given orally for 100 days and measurement of the viral load was made at 50 days. At 50 days, 22 (88%) patients had shown a reduction in viral load of greater than 70%. Of these responders, 14 (64%) had a clearance of greater than 90%, with four responders having complete viral clearance.

     Seven of the 25 patients have had viral load measured at 100 days. Six of these patients show continued reduction in viral load and the seventh patient, who had been one of the three non-responders at 50 days, had a greater than 90% reduction in viral load. No major adverse events were noted.

     Methylene blue, the parent compound in Suvus(TM), is currently used in several European countries to inactivate pathogens, notably certain viruses, in fresh frozen plasma. Prior to the fourth quarter of 2005, we tested for impairment our methylene blue intangibles acquired in connection with the Pathagon acquisition and determined that, based on our assumptions, the sum of the expected future cash flows, undiscounted and pertaining solely and exclusively to approved indications, exceeded the carrying value of its long-lived assets and therefore we did not recognize an impairment. Due to the loss of an intellectual property patent suit relating to the international use of methylene blue in fresh frozen plasma we re-evaluated the intangible asset relating to methylene blue at June 30, 2005. At that date, we estimated that our undiscounted future cash flows, again relating solely and exclusively to approved uses of methylene blue, were less than the carrying value. As a result, we recognized a non-cash impairment loss of $5,276,000, equal to the difference between the estimated future cash flows for approved uses of methylene blue, discounted at an appropriate rate, and the carrying amount of the asset. Making the impairment determination and the amount of impairment requires significant judgment by management and assumptions with respect to the future cash flows. Changes in events or circumstances that may affect long-lived assets makes judgments and assumptions with respect to the future cash flows highly subjective. At June 30, 2006, we received an independent third-party valuation of this intangible asset which confirmed that such estimated future cash flows continued to be worth more than the carrying value of methylene blue and, therefore, no further impairment was deemed to be required.

Velostan

     Velostan is a cytostatic drug currently under investigation as an anticancer agent and as an antimicrobial. Velostan is the first compound in a group of chemically related compounds that are believed to work by blocking cell division and reversing the malignant process in the cancer cell. We believe the optical isomer we have developed is more active and less toxic than its parent compound.

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


Gene Therapy Technology

     Our product portfolio also includes a variety of gene therapy products that, we believe, may offer advancements in the field of cancer treatment and may have additional applications in certain non-cancer diseases such as diabetes, cystic fibrosis and other auto-immune disorders. Pursuant to a co-development agreement with the Royal Free and University College Medical School and a Canadian biotechnology company, we are developing gene vector technologies which, based on pre-clinical research and early Phase I clinical trials, we believe have potential in a wide array of clinical conditions. To date, the technology has undergone small-scale clinical testing with the albumin and thrombopoietin genes. The results showed the technology is capable of producing a prolonged elevation in serum albumin levels in cancer and cirrhosis patients with hypo-albuminemia, a serious physiological disorder. The gene therapy technology has been allocated limited resources for development because of the emphasis on the commercial development of clofarabine. However, it is our intention to add resource to the development of this platform technology when sufficient revenue resources allow.


Animal Health Products

     We also have one animal health product, Vetoryl(R) (trilostane), at market in the United Kingdom for the treatment of Cushing's disease in dogs. In November 2001, we granted to Arnolds Ltd., a major distributor of animal products in the U.K., the right to market the drug for a six-month trial period, after which time, if the results were satisfactory to Arnolds, we would enter into a licensing arrangement whereby Arnolds would pay royalties to us on sales from April 2002 onward. During the trial period, Arnolds posted more than $400,000 of sales of the drug. Arnolds has licensed the drug from us for sale in the U.K. market in consideration of a payment of a 5% royalty on sales. Separately, in May 2003, we granted to Dechra Pharmaceuticals, PLC, an affiliate of Arnolds Ltd., the exclusive right to market the drug in the U.S. for $5.5 million of total consideration (including milestone payments) and a royalty of 2% - 4% of annual net sales.


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

     As a result of the licenses described above, we are the exclusive licensee or sublicensee of three U.S. patents one of which expired in 2005 and two of which expire in 2008 and 2014 relating to compounds, pharmaceutical compositions and methods of use encompassing clofarabine. We have also filed two United States patent applications relating to the use of clofarabine in autoimmune diseases. Although the composition of matter patents to trilostane have expired, we are the exclusive licensee of several United States and foreign patent applications relating to the use of trilostane alone or in combination with anticancer agents and the exclusive licensee to a manufacturing process patent for trilostane. In addition, for Gene Therapy we have international process and use patent applications filed which, if patents are issued, will expire in April 2018 and for OLIGON(R) we have process, use and composition of matter patents in the U.S. and internationally which expire on or before April 2019 and a patent application in Japan which expires in October 2018.

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

Sales and Marketing

     Currently we have an arrangement in place with Genzyme for the co-development and marketing of clofarabine and another arrangement with Edwards Lifesciences for the marketing of short-term vascular access catheters using the OLIGON(R) technology. Recently, we have entered into arrangements with Innovex, an affiliate of Quintiles Corporation, for the sales and marketing of Evoltra(R) (clofarabine) in certain E.U. countries from the date of marketing approval in May 2006 through November 2007, subject to certain circumstances. However, in order to market Evoltra(R) effectively and independently, we would need to establish a much more integrated marketing and sales force with technical expertise and distribution capability or contract with other pharmaceutical and/or health care companies with distribution systems and direct sales forces. We are currently considering the most appropriate long term strategy to capitalize on the commercial value of Evoltra(R) which may include pursuing an independent, fully-integrated sales and marketing force within the E.U. or, alternatively, marketing and distributing Evoltra(R) through one or more sales agents or marketing and distribution partner(s) in the E.U. or any other part of the world within which we have marketing rights to Evoltra(R). In this regard, in March 2006, we entered into a Marketing and Distribution Agreement with Mayne Pharma Limited, a public company in Australia, to develop, market and distribute Evoltra(R) (Clofarabine) in Australia and New Zealand in certain cancer indications. We anticipate entering into similar arrangements with other marketing and distribution partner(s) around the world (outside North America) to capitalize on the commercial potential of Evoltra(R) (Clofarabine), with a fully integrated sales and marketing team being a primary focus for the sales and marketing partner(s) we may select at any time or from time to time.

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

Manufacturing

     Our strategy is to enter into collaborative arrangements with other companies for the clinical testing, manufacture and distribution of the products. Manufacturers of our products are subject to Good Manufacturing Practices prescribed by the FDA or other rules and regulations prescribed by foreign regulatory authorities, which may change from time to time. We do not have and do not intend to establish any internal product testing, manufacturing or distribution capabilities; rather, we will rely solely and exclusively on third party providers of these services for the foreseeable future.

Research and Development

     In developing new products, we consider a variety of factors including: (i) existing or potential marketing opportunities for these products; (ii) our capability to arrange for these products to be manufactured on a commercial scale; (iii) whether or not these products complement our existing products;
(iv) the opportunities to leverage these products with the development of additional products; and (v) the ability to develop co-marketing relationships with pharmaceutical and/or other companies with respect to the products. We intend to fund future research and development activities at a number of medical and scientific centers in Europe and the United States. Costs related to these activities are expected to include: clinical trial expenses; drug production costs; salaries and benefits of scientific, clinical and other personnel; analytical and other testing costs; professional fees; and insurance and other administrative expenses. We have spent approximately $11,727,000 and $10,895,000 on research and development activities for the fiscal years ended June 30, 2006 and 2005, respectively.

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

Employees

     As of June 30, 2006, we had 33 full-time employees based in New York, New York, and Edinburgh, Scotland.

Corporate Information

     We were incorporated as Express Finance, Inc. under the laws of the State of Delaware on August 16, 1996, and changed our name to Ascot Group, Inc. in August 1998 and further to Bioenvision, Inc. in January 1999. Our principal executive offices are located at 345 Park Avenue, 41st Floor, New York, New York 10154. Our telephone number is (212) 750-6700 and our fax number is (212) 750-6777. Our website is www.bioenvision.com. Information included or referred to on our website is not incorporated by reference in or otherwise a part of this prospectus. Our website address is included in this annual report as an inactive textual reference only.
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports are available free of charge through the Investor Relations section of our web site as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. The public may read and copy any materials filed by us with the SEC at the SEC's Public Reference Room at 100 F Street, NW, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 1A.  Risk Factors

Factors that May Affect Our Business

     You should carefully consider the following risks before you decide to buy our common stock. Our business, financial condition or operating results may suffer if any of the events described in the following risk factors actually occur. All known risks are presented in this annual report on Form 10-K. These risks may adversely affect our business, financial condition or operating results. If any of the events we have identified occur, the trading price of our common stock could decline, and you may lose all or part of the money you paid to buy our common stock.

We have a limited operating history, which makes it difficult to evaluate our business and to predict our future operating results.

   Since our inception in August of 1996, we have been primarily engaged in organizational activities, including developing a strategic operating plan, raising capital, entering into various collaborative agreements for the in-licensing and/or development of products and technologies, hiring personnel and developing and testing our products. We have not generated any substantial revenues to date and we are not profitable. Accordingly, we have a limited operating history upon which an evaluation of our performance and prospects can be made.

We have incurred significant net losses since commencing business and expect future losses.

   To date, we have incurred significant net losses, including net loss applicable to common stockholders of approximately $24,236,000 for the fiscal year ended June 30, 2006. At June 30, 2006, we had an accumulated deficit of approximately $86,567,000. We anticipate that we may continue to incur operating losses for the foreseeable future. We may never generate substantial revenues or achieve profitability and, if we do achieve profitability, we may not be able to maintain profitability.

Clinical trials for our products are expensive and time consuming, and may not result in viable products.

   Before obtaining regulatory approval for the commercial sale of a product, we must demonstrate through pre-clinical testing and clinical trials that a product candidate is safe and effective for use in humans. Conducting clinical trials is a lengthy, time-consuming and expensive process. We will incur substantial expense for, and devote a significant amount of time to pre-clinical testing and clinical trials. Even with our lead drugs, Evoltra(R) and Modrenal(R), each of which has received at least one regulatory approval, additional pre-clinical and clinical studies are required in our effort to seek further approved indications for these drugs.

   Modrenal(R) is approved and we market Modrenal(R) in the U.K. for the treatment of advanced, post-menopausal breast cancer. Currently, we are conducting a Phase II clinical trial in the U.K. for its treatment of pre-menopausal breast cancer which is a new potential indication for this approved drug.

   Evoltra(R) is being studied in pediatric ALL, adult AML, MDS, solid tumor cancers and certain non-cancer indications in studies ranging from pre-clinical to Phase II/III.

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

   Our ancillary products include OLIGON(R), an anti-microbial compound, and Suvus(TM), an anti-viral agent, respectively, which we acquired in February 2002 in the Pathagon acquisition. At June 30, 2005, due to the loss of an intellectual property patent suit relating to the international use of Suvus(TM) in fresh frozen plasma, we re-evaluated the fair value of the intangible assets relating to Suvus(TM). At that date, we estimated that our undiscounted future cash flows pertaining solely and exclusively to approved uses of Suvus(TM) were less than the carrying value of our long-lived asset. As a result, we recognized a non-cash impairment loss of $5,276,000, equal to the difference between the estimated future cash flows related solely to approved uses of Suvus(TM), discounted at an appropriate rate, and the carrying amount of the asset. Making the determinations of impairment and the amount of impairment requires significant judgment by management and assumptions with respect to the future cash flows of the assets. At June 30, 2006, subsequent to the recognition of the impairment, the net intangible assets associated with these products amounted to approximately $6,886,000 and constituted approximately 11% of our total assets and approximately 15% of our stockholders' equity.

   We do not currently devote any significant time or resources to the research and development of OLIGON and only intend to do so if, and to the extent, we successfully commercialize our lead drugs, Evoltra(R) and Modrenal(R), over the next two years. Historically, we have not devoted significant time or resource to the research and development of Suvus(TM) but our management and board of directors is currently considering the appropriate level of time and resource to be devoted to Suvus(TM) over the next several years. Based on the estimated useful life of these assets of approximately 13 years and market considerations, no assurance can be given that there will not be a further impairment of these assets in the future, which could result in a material impact on our future results of operations. Changes in events or circumstances that may affect long-lived assets, particularly in the pharmaceutical industry, makes judgments and assumptions with respect to the future cash flows highly subjective and may include, but are not limited to, cancellations or terminations of license agreements or the risk of competition that could render our products noncompetitive or obsolete.

We depend on our co- development agreement with Genzyme and if it does not proceed as planned, we may incur delay in the commercial value realized from Evoltra(R) ( clofarabine), which may delay our ability to generate significant revenues and cash flow from the sale of Evoltra(R).

   We have a co-development agreement with Genzyme, and pursuant to that agreement, Genzyme and any third party to which Genzyme grants a sublicense or transfer its obligations, has primary responsibility for conducting clinical trials and administering regulatory compliance and approval matters in certain cancer indications in the U.S. and Canada.

   If Genzyme fails to meet its obligations under the co-development agreement including its obligation to cooperate and share data with us, we could lose valuable time in further developing clofarabine and further commercializing the drug both in the U.S. and in Europe. We can not provide assurance that Genzyme will cooperate with us or that Genzyme will not fail to meet its obligations under the co-development agreement. Development of compounds to the stage of approval includes inherent risk at each stage of development that FDA, in its discretion, will mandate a requirement not foreseeable by us or by Genzyme. There would also be testing delays if, for example, our sources of drug supply could not produce enough Evoltra(R) to support the then ongoing clinical trials being conducted. If this were to occur, it could have a material adverse effect on our ability to develop and/or market Evoltra(R), obtain necessary regulatory approvals, and generate sales and cash flow from the sale of Evoltra(R).

   If delays in completion constitute a breach by Genzyme or there are certain other breaches of the co-development agreement by Genzyme, then, at our discretion, the primary responsibility for completion would revert to us, but there is no assurance that we would have the financial, managerial or technical resources to successfully complete such responsibilities or, if successfully completed, to complete such tasks in timely fashion.

We have limited experience in developing products and may be unsuccessful in our efforts to develop products.

   To achieve profitable operations, we, alone or with others, must successfully develop, clinically test, market and sell our products. We are developing clofarabine with Genzyme, our U.S. co-development partner since its acquisition of ILEX Oncology, which occurred on December 21, 2004. No assurance can be given that the operational and managerial relations with Genzyme will proceed favorably or that the timeline for development of clofarabine will not be elongated now that Genzyme has replaced ILEX as our U.S. cancer-indication marketing partner. No assurance can be given that we or Genzyme have the oncology experience required to work successfully with the applicable regulatory authorities to build upon the licensed indications for Clofarabine.

   With respect to Modrenal(R), our long-term drug development objectives for Modrenal(R) may include attempting to test the drug and get approval in the U.S. for treatment of advanced post-menopausal breast cancer patients. These trials would take significant time and resources and no assurance can be given that developing the drug in this indication will result in a U.S. approval for Modrenal(R) in advanced post-menopausal breast cancer patients.

   Certain of our unapproved compounds or potential new indications for our approved drugs are not expected to be available for sale for at least several years, if at all. Potential products that appear to be promising at early stages of development may not reach the market for a number of reasons, including:

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


We rely on compounds and technology licensed from third parties and termination of any of those licenses would result in the loss of significant rights

     We hold an exclusive worldwide license for clofarabine (outside Japan and Southeast Asia) and we are currently negotiating the terms of a proposed exclusive license for clofarabine in Japan and Southeast Asia. We granted an exclusive sublicense to Genzyme to develop and commercialize clofarabine for cancer indications in the US and Canada. We hold an exclusive license in the US and Canada for all non-cancer indications. We originally obtained clofarabine development and commercialization rights under patents held by Southern Research Institute ("SRI").

     Our licenses generally may be terminated by SRI under the co-development agreement under certain circumstances. If any of our licenses are terminated, we may lose certain rights to manufacture, sell, market and distribute clofarabine or other product candidates which would significantly reduce our actual and potential revenues and have a material and negative impact on our operations. With regard to our license negotiations with SRI pursuant to which we may license the rights to manufacture, sell, market and distribute clofarabine in Japan and Southeast Asia, no assurance can be given that we will successfully in-license these rights; or if we do that these rights will be in-licensed on terms favorable to us.

If we are unsuccessful in developing and commercializing our products, our business, financial condition and results of operations could be materially adversely affected which could have a negative impact on the value of our securities.

     Many of our products and processes are in the early or mid-stages of research, development and/or commercialization and, therefore, will require the commitment of substantial financial resources, extensive research, development, sales and marketing activities prior to being ready for sale or marketed in significant quantities. All of our commercially available products will require further development, clinical testing and regulatory approvals as we seek approvals in new indications and geographic markets. If it becomes too expensive to sustain our present commitment of resources on a long-term basis, we will be unable to continue certain necessary research and development activities. Furthermore, we cannot be certain that our clinical testing will render satisfactory results, or that we will receive required regulatory approvals for our new products or new indications. If any of our products, even if developed and approved, cannot be successfully commercialized, our business, financial condition, results of operations and liquidity could be materially adversely affected which could have a negative impact on the value of our common stock or debt securities obligations.

During the next several years, we will be very dependent on the commercial success of Evoltra(R).

     At our present and anticipated level of operations, we may not be able to achieve and maintain profitability without continued growth in our revenues. The growth of our business during the next several years will be largely dependent on the commercial success of Evoltra(R) and our other products. We do not have long-term data on the use of the product and cannot predict whether Evoltra(R) will gain widespread acceptance, which will mostly depend on the acceptance of regulators, physicians, patients and other key opinion leaders as a relatively safe and effective drug that has certain advantages as compared to existing or future therapies.

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

   Our business strategy involves obtaining orphan drug designation for certain of the oncology products we have under development. Although clofarabine has received orphan drug designation with the FDA and EMA, we do not know whether any of our other products will receive an orphan drug designation. Orphan drug designation does not prevent other manufacturers from attempting to develop similar drugs for the designated indication or from obtaining the approval of a new drug application for their drug prior to the approval of our new drug application. If another sponsor's new drug application for a competing drug in the same indication is approved first, that sponsor is entitled to exclusive marketing rights if that sponsor has received orphan drug designation for its drug. In that case, the FDA would refrain from approving an application by us to market our competing product for seven years, subject to limitations. Competing products may receive orphan drug designations and FDA marketing approval before the products under development by us.

   New drug application approval for a drug with an orphan drug designation does not prevent the FDA from approving the same drug for a different indication, or a molecular variation of the same drug for the same indication. Because doctors are not restricted by the FDA from prescribing an approved drug for uses not approved by the FDA, it is also possible that another company's drug could be prescribed for indications for which products developed by us have received orphan drug designation and new drug application approval, and the same is true with the EMA in Europe. Prescribing of approved drugs for unapproved uses, commonly referred to as "off label" sales, could adversely affect the marketing potential of products that have received an orphan drug designation and new drug application approval. In addition, new drug application approval of a drug with an orphan drug designation does not provide any marketing exclusivity in foreign markets.

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

   An increase in competition from generic pharmaceutical products could have a material adverse effect on our ability to generate revenue and cash flow. For example, many of the indications in which Evoltra(R) and Modrenal(R), our co-lead drugs, have demonstrated activity are areas of unmet clinical need, such as Evoltra's(R) application to pediatric acute leukemias in which, initially, the drug will be used as a salvage therapy, after other regimens of treatment have failed. Our lead investigators, who have assisted with the development of Modrenal(R), envision, initially, that Modrenal(R) would be used as second or third line therapy, only after patients with advanced post-menopausal breast cancer receive regimens of tamoxifen and/or aromatase inhibitors (or similar drug) treatments. If generic drug companies develop a compound which is more effective than either Evoltra(R) or Modrenal(R) in these areas of unmet clinical need, or equally as effective but at lower doses, it could adversely affect our market and/or render our drugs obsolete.

Because many of our competitors have substantially greater capabilities and resources than us, they may be able to develop products before us or develop more effective products or market them more effectively, which would adversely affect our ability to generate revenue and cash flow.

   Competition in our industry is intense. Potential competitors in the U.S. and Europe are numerous and include pharmaceutical, chemical and biotechnology companies, most of which have substantially greater capital resources, marketing experience, research and development staffs and facilities than us. Potential competitors for certain indications of our lead drugs include, with respect to Evoltra(R), Schering AG, which markets fludarabine, and certain generic drug companies in Europe which could market fludarabine upon expiry of the patent protections held by Schering AG. Potential competitors with respect to Modrenal(R) include Astra-Zeneca and Novartis, which market tamoxifen and other aromatase inhibitors, which could be used by clinicians as first and second line therapies in patients with hormone sensitive, advanced, post-menopausal breast cancer prior to a Modrenal(R) regimen of treatment. No assurance can be given that the ongoing business activities of our competitors will not have a material adverse effect on our business prospects and projections going forward.

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

We have no commercial manufacturing facilities and if the third-party manufacturers upon whom we rely fail to produce consistently and on a timely basis the raw materials or finished products in the volumes that we require or fail to meet quality standards and maintain necessary licensure from regulatory authorities, we may be unable to meet demand for our products, potentially resulting in lost revenues.

  We have never manufactured any of our products and our third party manufacturers will need to consistently manufacture appropriate commercial quantities of drug supply for our products in order to fully exploit the commercial potential for our commercial products. No assurance can be given our products will be consistently manufactured in a cost effective manner. Manufacturers of products developed by us will be subject to current good manufacturing practices prescribed by the FDA or other rules and regulations prescribed by foreign regulatory authorities. We may not be able to enter into or maintain relationships either domestically or abroad with manufacturers whose facilities and procedures comply or will continue to comply with current good manufacturing practices or applicable foreign requirements. Failure by a manufacturer of our products to comply with current good manufacturing practices or applicable foreign requirements could result in significant time delays or our inability to commercialize or continue to market a product and could have a material adverse effect on our sales of products and, therefore, our cash flow. In the U.S., failure to comply with current good manufacturing practices or other applicable legal requirements can lead to federal seizure of violative products, injunctive actions brought by the federal government, and potential criminal and civil liability on the part of a company and our officers and employees.

We have limited sales and marketing capability, and may not be successful in selling or marketing our products.

   The creation of infrastructure to commercialize oncology products is a difficult, expensive and time-consuming process. We may not be able to establish direct or indirect sales and distribution capabilities outside of the UK or be successful in gaining market acceptance for proprietary products or for other products. We currently have very limited sales and marketing capabilities outside of the UK. We currently employ six full-time sales employees and two full-time marketing employees. Recently, we have entered into arrangements with Innovex, an affiliate of Quintiles Corporation, for the sales and marketing of Evoltra(R) (clofarabine) in certain E.U. countries from the date of marketing approval in May 2006 through November 2007, subject to certain circumstances To market any products directly, we will need to develop a more fulsome marketing and sales force with technical expertise and distribution capability or contract with other pharmaceutical and/or health care companies with distribution systems and direct sales forces. To the extent that we enter into co-promotion or other licensing arrangements, any revenues to be received by us will be dependent on the efforts of third parties. The efforts of third parties may not be successful. Our failure to establish marketing and distribution capabilities or to enter into marketing and distribution arrangements with third parties could have a material adverse effect on our revenue and cash flows.

We are dependent on certain key personnel and the loss of one or more these individuals could disrupt our operations and adversely affect our financial results.

   We are highly dependent on our Chief Executive Officer to develop our lead drug. Dr. Wood has an employment agreement with us, dated December 31, 2002, for an initial term of one year which automatically extends for additional one year periods until either party gives the other written notice of termination at least 90 days prior to the end of the current term. Dr. Wood is near retirement age and although he does not, to our knowledge, plan on leaving us in the near future, no assurance can be given that he will not do so. Dr. Wood is one of our founders and he is intimately familiar with the science that underlies our lead drugs and ancillary technologies. He also maintains a position on the Evoltra(R) management team that is responsible for all drug development activities relating to that lead drug, and has been instrumental in the development and maintenance of our key relationships within the scientific research and medical communities, and those with our vendors, inventors, co-development partners and licensors. If Dr. Wood was no longer employed by us, the development of our drugs would be significantly delayed and otherwise would be adversely impacted, and we may be unable to maintain and develop these important relationships.

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

   The pharmaceutical industry places considerable importance on obtaining patent and trade secret protection for new technologies, products and processes. Our success will depend on our ability to obtain and enforce protection for products that we develop under U.S. and foreign patent laws and other intellectual property laws, preserve the confidentiality of our trade secrets and operate without infringing the proprietary rights of third parties. Through our current license agreements, we have acquired the right to utilize the technology covered by issued patents and patent applications, as well as additional intellectual property and know-how that could be the subject of further patent applications in the future. Several of the original patents to Modrenal(R) have expired in the U.S. and foreign countries. Thus, we and our licensor, Stegram Pharmaceutical Ltd., are pursuing patent applications to specific uses, combination therapy and dosages or formulations of Modrenal(R). We cannot guarantee that such applications will result in issued patents or that such patents if issued will provide adequate protection against competitors. Patents may not be issued from these applications and issued patents may not give us adequate protection or a competitive advantage. Issued patents may be challenged, invalidated, infringed or circumvented, and any rights granted thereunder may not provide us with competitive advantages. Parties not affiliated with us have obtained or may obtain U.S. or foreign patents or possess or may possess proprietary rights relating to products being developed or to be developed by us. Patents now in existence or hereafter issued to others may adversely affect the development or commercialization of products developed or to be developed by us. Our planned activities may infringe patents owned by others. Our patents to clofarabine are licensed from SRI. The current projected expiration date of the license is March 2021. These patents cover pharmaceutical compositions and methods of using clofarabine. We cannot guarantee that these patents would survive an attack on their validity or that they will provide a competitive advantage over our competitors. Moreover, we cannot guarantee that SRI was the first to invent the subject matter of these patents. In addition, we are aware of a third party U.S. patent which is directed to the treatment of chronic myeloid leukemia, or CML, using specific doses of clofarabine. We believe that our development and marketing of clofarabine for treatment of acute leukemias will not infringe any of the claims of this U.S. patent. Further, we believe that our development and potential marketing of clofarabine for treatment of chronic lymphocytic leukemia will not infringe any of the claims of this U.S. patent. If this patent is asserted against us, even though we may be successful in defending against such an assertion, our defense would require substantial financial and human resources. In addition, we may need a license to this patent to use the claimed dose in the treatment of CML. However, we do not know if such a license is available at commercially reasonable terms, if at all.

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

   We require our employees, consultants and parties to collaborative agreements to execute confidentiality agreements upon the commencement of employment or consulting relationships or a collaboration with us. These agreements may not provide meaningful protection of our trade secrets or adequate remedies in the event of unauthorized use or disclosure of confidential and proprietary information.

Our international operations subject us to social, political and economic risks of doing business in foreign countries.

   We have the right to manufacture, market and distribute our lead drugs, Evoltra(R) and Modrenal(R), in territories outside of the U.S. Specifically, we currently market Modrenal(R) in the United Kingdom and Evoltra(R) throughout Europe. Further, more than half of our employees are employed by Bioenvision Limited, our wholly-owned subsidiary with offices in Edinburgh, Scotland.

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

o general geopolitical risks, such as political and economic instability, changes in diplomatic and trade relations, and foreign currency risks; and

o    risks related to the fluctuation in currency exchange rates.

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

   As of June 30, 2006, we had stockholders' equity of approximately $46,588,000 and working capital of approximately $40,065,000. However, we may need additional financing to continue to fund the research and development and marketing programs for our products and to generally expand and grow our business. Because we will be required to fund additional operating losses in the foreseeable future, our financial position will continue to deteriorate. There can be no assurance that we will be able to find significant additional financing at all or on terms favorable to us. If equity securities are issued in connection with a financing, dilution to our stockholders would result, and if additional funds are raised through the incurrence of debt, we may be subject to restrictions on our operations and finances. Furthermore, if we do incur debt, we may be limiting our ability to repurchase capital stock, engage in mergers, consolidations, acquisitions and asset sales, or alter our lines of business or accounting methods, even though these actions would otherwise benefit our business.

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

Our products may be subject to recall.

   Product recalls may be issued at our discretion or by the EMA, FDA, the FTC or other government agencies having regulatory authority for product sales. Product recalls, if any in the future, may harm our reputation and cause us to lose development opportunities, or customers or pay refunds. Products may need to be recalled due to disputed labeling claims, manufacturing issues, quality defects, or other reasons. We do not carry any insurance to cover the risk of potential product recall. Any product recall could have a material adverse effect on us, our prospects, our financial condition and results of operations.

We may face exposure from product liability claims and product liability insurance may not be sufficient to cover the costs of our liability claims related to technologies or products.

   We face exposure to product liability claims if the use of our technologies or products or those we license from third parties is alleged to have resulted in adverse effects to users of such products. Product liability claims may be brought by clinical trial participants, although to date, no such claims have been brought against us. If any such claims were brought against us, the cost of defending such claims may adversely affect our business. Regulatory approval for commercial sale of our products does not mitigate product liability risks. Any precautions we take may not be sufficient to avoid significant product liability exposure. Although we have obtained product liability and clinical trial insurance on our technologies and products at levels with which management deems reasonable, no assurance can be given that this insurance will cover any particular claim or that we have obtained an appropriate level of liability insurance coverage for our development activities. We currently maintain claims made product liability insurance coverage in an amount which we believe is commercially reasonable. Existing coverage may not be adequate as we further develop our products. In the future, adequate insurance coverage or indemnification by collaborative partners may not be available in sufficient amounts, or at acceptable costs, if at all. To the extent that product liability insurance, if available, does not cover potential claims, we will be required to self-insure the risks associated with those claims. The successful assertion of any uninsured product liability or other claim against us could limit our ability to sell our products or could cause monetary damages. In addition, future product labeling may include disclosure of additional adverse effects, precautions and contra indications, which may adversely impact product sales. The pharmaceutical industry has experienced increasing difficulty in maintaining product liability insurance coverage at reasonable levels, and substantial increases in insurance premium costs, in many cases, have rendered coverage economically impractical.

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

   The market price of the securities of biotechnology companies has been especially volatile. Thus, the market price of our common stock is likely to be subject to wide fluctuations. For the twelve month period ended June 30, 2006, our stock price has ranged from a high of $9.18 to a low of $4.76. If our revenues do not grow or grow more slowly than we anticipate, or, if operating or capital expenditures exceed our expectations and cannot be adjusted accordingly, or if some other event adversely affects us, the market price of our common stock could decline. In addition, if the market for pharmaceutical and biotechnology stocks or the stock market in general experiences a loss in investor confidence or otherwise fails, the market price of our common stock could fall for reasons unrelated to our business, results of operations and financial condition. The market price of our stock also might decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. In the past, companies that have experienced volatility in the market price of their stock have been the subject of securities class action litigation. If we were to become the subject of securities class action litigation, it could result in substantial costs and a diversion of management's attention and resources.

Future sales or the possibility of future sales of substantial amounts of our common stock by stockholders or by our officers and directors may cause the price of our common stock to decline.

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

   As of June 30, 2006, we had 41,456,616 shares of common stock outstanding, 2,250,000 shares of Series A Convertible Participating Preferred Stock outstanding which are currently convertible into 4,500,000 shares of common stock and common stock equivalents, and warrants and stock options, convertible or exercisable into 11,563,313 shares of our common stock. The exercise and conversion prices of the common stock equivalents range from $1.25 to $8.80 per share. We have also reserved for issuance an aggregate of 4,500,000 shares of common stock for a stock option plan for our employees. Historically, from time to time, we have awarded our common stock to our officers, in lieu of cash compensation, although we do not expect to do so in the future. As of June 30, 2006, we have the sale of shares of common stock underlying 4,500,000 options are registered under the Securities Act on Form S-8. The future resale of these shares underlying stock options will result in a dilution to your percentage ownership of our common stock and could adversely affect the market price of our common stock.

   The terms of our cumulative Series A Convertible Participating Preferred Stock include antidilution protection upon the occurrence of sales of our common stock below certain prices, stock splits, redemptions, mergers and other similar transactions. If one or more of these events occurs the number of shares of our common stock that may be acquired upon conversion or exercise would increase. If converted or exercised, these securities will result in a dilution to the holder's percentage ownership of our common stock. The resale of many of the shares of common stock which underlie these options and warrants are registered under this prospectus and the sale of such shares may adversely affect the market price of our common stock.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Description of Property

     As of the date of this report we do not own any interest in real property. We currently lease 5,549 square feet of office space at our principal executive offices at 345 Park Avenue, 41st Floor, New York, New York 10154 for base rent of approximately $26,351 per month. These facilities are the center for all of our administrative functions in the United States. Also, we rent approximately 2,437 square feet of office space in Edinburgh, Scotland for approximately (pound)15,120 per month. In June of 2006, we signed an addendum to the Edinburgh lease whereby beginning in September of 2006 we will be leasing additional space of 1,004 square feet for approximately and additional (pound)6,600 per month. To date, most of our drug development programs have been conducted at scientific institutions around the world. It is our policy to continue development at leading scientific institutions in the U.S. and Europe. We do not plan to conduct laboratory research in any of our facilities in the near future, rather, we plan to conduct research through collaborative arrangements with SRI and others.

Item 3.  Legal Proceedings

      We are not currently engaged in any legal proceedings.

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

Item 4.  Submission of Matters to a Vote of Security Holders

        None.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

 Market Information

    Our common stock trades on the Nasdaq National Market under the symbol "BIVN". The following table sets forth the high and low sales of our common stock for the periods indicated, as reported by Nasdaq:

                                                  High              Low
                                            ----------------   ----------------
Fiscal year ended June 30, 2005
First Quarter........................            $9.24             $5.90
Second Quarter.......................            11.74              6.86
Third Quarter........................             9.18              5.17
Fourth Quarter ......................             7.50              5.30



Fiscal year ended June 30, 2006
First Quarter........................            $9.18             $6.60
Second Quarter.......................             8.22              5.42
Third Quarter........................             8.95              6.35
Fourth Quarter ......................             7.55              4.76


   The last reported sale price of our common stock on the Nasdaq National Market on August 4, 2006 was $4.49.

   As of August 4, 2006, there were approximately 143 holders of record of our common stock.

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

Equity Compensation Plan Information


     The following table provides information about the securities authorized for issuance under the Company's equity compensation plans as of June 30, 2006:

                                                                       Number of securities
                                                                     remaining available for
                                   Number of                          future issuance under
                               securities to be   Weighted-average     equity compensation
                                 issued upon      exercise price of     plans (excluding
                                 exercise of         outstanding     securities reflected in
                              utstanding options       options             column (a))

        Plan category                (a)                 (b)                   (c)
----------------------------------------------------------------------------------------------
Equity compensation plans         3,203,167         $      5.68              503,500
   approved by security
   holders
Equity compensation plans
   not approved by security
   holders(1)                            --               --                      --

Total                             3,203,167         $      5.68              503,500


    (1) We have no equity compensation plans not approved by security holders.

     The Board of Directors adopted, and our stockholders approved our 2003 Stock Incentive Plan at the Annual Meeting held in January of 2004. The plan was adopted to recognize the contributions made by our employees, officers, consultants, and directors, to provide those individuals with additional incentive to devote themselves to our future success and to improve our ability to attract, retain and motivate individuals upon whom our growth and financial success depends. There are 4,500,000 shares reserved for grants of options and rights under the plan and at June 30, 2006, 3,996,500 of these options and rights had been issued.

Issuer Purchases of Equity Securities

None.

Item 6.  Selected Financial Data.

The following Selected Consolidated Financial Data should be read in conjunction with our Consolidated Financial Statements and the related Notes thereto, Management's Discussion and Analysis of Financial Condition and Results of Operations and other financial information included elsewhere in this Annual Report. The data set forth below with respect to our Consolidated Statements of Operations for the years ended June 30, 2006, 2005 and 2004, the Consolidated Balance Sheets as of June 30, 2006 and 2005 and the Consolidated Statements of Cash Flows Data for the years ended June 30, 2006, 2005 and 2004 are derived from our Consolidated Financial Statements which are included elsewhere in this Annual Report and are qualified by reference to such Consolidated Financial Statements and related Notes thereto.

The data set forth below with respect to our Consolidated Statements of Operations for the years ended June 30, 2003 and 2002, the Consolidated Balance Sheets as of June 30, 2004, 2003 and 2002 and the Consolidated Statements of Cash Flows Data for the years ended June 30, 2003 and 2002 are derived from our Consolidated Financial Statements, which are not included elsewhere in this Annual Report. Our historical results are not necessarily indicative of future results of operations.


                                                            Year Ended June 30,
                                     ------------------------------------------------------------------------
    Consolidated Statements of
          Operations Data                2006         2005           2004           2003             2002
          ---------------                ----         ----           ----           ----             ----

Revenue                                $5,309,072     $4,651,174     $3,102,214      $504,857        $802,965
                                       ----------     ----------     ----------      --------        --------
Cost of products sold                   1,662,975        921,262              -             -               -
Operating expenses
    Research and development           11,726,981     10,894,925      4,882,574     1,689,278       1,912,258
    Selling, general and
    administrative                     16,562,770     10,181,711      9,082,420     4,567,413       2,127,664
    Depreciation and amortization         974,440      1,438,517      1,348,064     1,344,969         579,342
Provision for bad debts                    24,564        869,220              -             -               -
Loss on impairment                              -      5,276,162              -             -               -
                                       ----------     ----------     ----------     ---------       ---------
Total operating expenses               30,951,730     29,581,797     15,313,058     7,601,660       4,619,264
                                       ----------     ----------     ----------     ---------       ---------
Loss from operations                 (25,642,658)   (24,930,623)   (12,210,844)   (7,096,803)     (3,816,299)
Other income (expense), net             1,743,895        667,838         99,763     (186,426)     (2,172,682)
                                        ---------        -------         ------     ---------    ------------
Loss before income taxes             (23,898,763)   (24,262,785)   (12,111,081)   (7,283,229)     (5,988,981)
Income tax benefit                              -              -      1,459,814     2,117,103       1,168,145
                                       ----------     ----------     ----------     ---------       ---------
Net loss                             (23,898,763)   (24,262,785)   (10,651,267)   (5,166,126)     (4,820,836)
Cumulative preferred stock dividend     (337,500)      (404,079)      (856,776)     (877,818)     (9,482,667)
                                        ---------      ---------      ---------     ---------    ------------
Net loss applicable to common
stockholders                        $(24,236,263)  $(24,666,864)  $(11,508,043)  $(6,043,944)   $(14,303,503)
                                    =============  =============  =============  ============   =============
Basic and diluted shares
outstanding                            40,865,384     34,042,391     20,257,482    16,920,939      12,184,152
Basic and diluted net loss
applicable to stockholders per
share                                 $    (0.59)   $     (0.72)   $     (0.57)  $     (0.36)  $       (1.17)


                                                              As of June 30,
                                      ----------------------------------------------------------------
              Consolidated Balance
              --------------------
                   Sheets Data            2006        2005         2004         2003        2002
                   -----------            ----        ----         ----         ----        ----

             Cash & cash equivalents   $3,377,937  $31,407,533  $18,875,675  $7,929,686  $12,882,521
             Short-term securities     41,637,106   32,746,948            -           -            -
             Intangible assets, net     7,549,520    8,252,936   14,563,660  15,779,399   16,921,792
             Total assets              62,250,464   80,790,135   42,170,844  26,173,132   32,380,548
             Total current
             liabilities                8,592,018    6,738,722    3,460,419   2,264,896    2,447,685
             Total shareholder's
             equity                    46,587,721   66,613,815   30,800,827  21,323,737   25,554,550


                                                                   Year Ended June 30,
                                         --------------------------------------------------------------
Consolidated Statements of Cash Flows
-------------------------------------
                 Data                       2006         2005         2004        2003        2002
                 ----                       ----         ----         ----        ----        ----

Net cash used in operating activities    (20,794,013) (13,417,438) (4,641,193) (4,411,581) (2,675,113)
Net cash used in investing activities     (7,463,820) (33,384,403)   (130,917)   (541,254)   (455,500)
Net cash provided by financing
activities                                    433,370   59,296,122  15,730,847           -  16,013,134


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

     The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read together with our audited consolidated financial statements and notes included under Item 8 of this Annual Report on Form 10-K, which are presented beginning at page F-1.

Summary of Critical Accounting Policies

     Financial Reporting Release No. 60, which was released by the SEC, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of the consolidated financial statements. In addition, Financial Reporting Release No. 61 was released by the SEC, which requires all companies to include a discussion to address, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments. The following discussion is intended to supplement the summary of significant accounting policies as described in Note 1 of the Notes To Consolidated Financial Statements for the year ended June 30, 2006 included under Item 8 in this Annual Report on Form 10-K, which are presented beginning at page F-1.

     These policies were selected because they represent the critical accounting policies and methods that are broadly applied in the preparation of the consolidated financial statements.

Revenue Recognition

     In accordance with SEC Staff Accounting Bulletin No. 104, or SAB 104, upfront nonrefundable fees associated with research and development collaboration agreements where the Company has continuing involvement in the agreement, are recorded as deferred revenue and recognized over the estimated research and development period using the straight-line method. If the estimated period is subsequently modified, the period over which the up-front fee is recognized is modified accordingly on a prospective basis using the straight-line method. Continuation of certain contracts and grants are dependent upon the Company and/or its co-development partners' achieving specific contractual milestones; however, none of the payments received to date are refundable regardless of the outcome of the project. Upfront nonrefundable fees associated with licensing arrangements are recorded as deferred revenue and recognized over the term of the licensing arrangement using the straight line method, which approximates the life of the last to expire of the underlying patents.

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

     Research and development contract revenue includes sales in our pre-commercial stage named patient program for Evoltra(R) as well as certain payments due from our co-development partner relating to the reimbursement of 50% for certain of our ongoing research costs in the development of Evoltra(R) outside the United States.

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

Stock-Based Compensation

     On July 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123 (R) (revised 2004), "Share-Based Payment" ("SFAS 123 (R)"), requiring the Company to recognize expense related to the fair value of stock-based compensation. The modified prospective transition method was used as allowed under SFAS 123 (R). Under this method, the stock-based compensation expense includes: (a) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, "Accounting for Stock-Based Compensation"; and (b) compensation expense for all stock-based compensation awards granted subsequent to July 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123 (R). Prior to the adoption of SFAS 123 (R), the Company had accounted for stock-based compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees", as permitted by SFAS 123. Under APB Opinion No. 25, no stock-based employee compensation cost was reflected in reported net loss, when options granted to employees have an exercise price equal to the market value of the underlying common stock at the date of grant.

      We utilize the Black-Scholes model to measure the value of an employee option. The Black-Scholes model is a trading options-pricing model that neither considers the non-traded nature of employee stock options, nor the restrictions on such trading, the lack of transferability or the ability of employees to forfeit the options prior to expiry. If the model adequately permitted consideration of the unique characteristics of employee stock options, the resulting estimate of the fair value of the stock options could be different. Our estimates of employee stock option values rely on estimates of factors we input into the Black-Scholes model. The key factors involve an estimate of future uncertain events. We determine expected volatility based on historical activity. We believe that these market-based inputs provide a better estimate of our future stock price movements. We also use historical exercise patterns as our best estimate of future exercise patterns. We utilize historical turnover rates in estimating expected forfeitures separately for executives and non-executives.

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

Overview and Company Status

     We are a product-oriented biopharmaceutical company primarily focused upon the acquisition, development, distribution and marketing of compounds and technologies for the treatment of cancer, autoimmune disease and infection. Our product pipeline includes Evoltra(R) (Clofarabine), Modrenal(R) (for which Bioenvision has obtained regulatory approval for marketing in the United Kingdom for the treatment of post-menopausal breast cancer following relapse to initial hormone therapy), and certain anti-infective technologies including the OLIGON(R) technology; an advanced biomaterial that has been incorporated into various FDA approved medical devices and Suvus(TM), an antimicrobial agent currently in clinical development for refractory chronic hepatitis C infection.

     Evoltra(R) is our lead product. In May 2006 the European Medicines Agency approved Evoltra(R) for the treatment of acute lymphoblastic leukemia (ALL) in pediatric patients who have relapsed or are refractory to at least two prior regimens. The licensed indication includes patients who were less than 21 years of age at the time of initial diagnosis of their leukemia. Evoltra(R) has been granted orphan drug designation, providing marketing exclusivity for 10 years in Europe, which 10-year period commenced in May 2006 upon our receipt of EMA marketing approval. We have a dedicated sales force in the U.K. and several other countries within the E.U. and will continue to expand our sales force as we continue to work through pricing and reimbursement in individual countries within the E.U.

     In March 2006, we entered into a Marketing and Distribution Agreement with Mayne Pharma Limited, a public company in Australia, to sell, market and distribute Evoltra(R) (Clofarabine) in Australia and New Zealand in certain cancer indications. We anticipate entering into similar arrangements with other marketing and distribution partner(s) around the world (outside North America) to capitalize on the commercial potential of Evoltra(R) (Clofarabine), with a fully integrated sales and marketing team being a primary focus for the sales and marketing partner(s) we may select at any time or from time to time.

    We also are developing Evoltra(R) for the treatment of adult acute myeloid leukemia (AML) as first-line therapy. The Company has completed enrollment of its Phase II clinical trial for the treatment of adult AML in elderly patients unfit for intensive chemotherapy and expects to file a Marketing Authorization Application in 2006 for this indication - the Company's first label-extension for Evoltra(R).

     Also, in conjunction with our North American co-development partners, Genzyme Corporation, clofarabine (Evoltra(R)) is in clinical development for the treatment of myelodysplastic syndrome (MDS), chronic lymphocytic leukemia (CLL), chronic myeloid leukemia (CML), non-Hodgkin's lymphoma (NHL), multiple myeloma
(MM), solid tumors and as a preconditioning regimen for transplantation.

     Bioenvision is also conducting late-stage preclinical development of Evoltra(R) for the treatment of psoriasis and is planning further worldwide development of Evoltra(R) in autoimmune diseases.

     Bioenvision holds an exclusive worldwide license for clofarabine (outside Japan and Southeast Asia) and an exclusive, irrevocable option to develop, market and distribute clofarabine for all human applications in Japan and Southeast Asia. Bioenvision granted an exclusive sublicense to Genzyme to co-develop clofarabine for cancer indications in the US and Canada. Genzyme is commercializing clofarabine for certain cancer indications in the US and Canada under the brand name Clolar(R). Bioenvision holds an exclusive license in the US and Canada for all non-cancer indications. Bioenvision originally obtained clofarabine development and commercialization rights under patents held by Southern Research Institute.

     In the U.S., in December 2004, the Food and Drug Administration, or FDA, approved clofarabine, for the treatment of pediatric acute lymphoblastic leukemia, or ALL, in patients who are relapsed or refractory to at least two prior regimens of treatment. We believe clofarabine was the first new medicine initially approved in the U.S., for children with leukemia in more than a decade. Our U.S. partner, Genzyme Corporation, received Orphan Drug designation status for clofarabine in the U.S., providing marketing exclusivity for 7 years. Genzyme is marketing clofarabine under the brand name Clolar(R) in the U.S.

     We are marketing our second product, Modrenal(R), in the United Kingdom, or U.K., through our sales force of six sales specialists. Modrenal(R) is approved in the U.K. for the treatment of post-menopausal advanced breast cancer following relapse to initial hormone therapy.

     With the approval of Evoltra(R) under the EMA's centralized process, we intend to continue to expand our sales force by adding six to 10 sales specialists in each of five other key regions within the E.U. either directly or through a sales agent or marketing and distribution partner(s) which include the countries of France, Germany, Italy, Spain, Portugal, Netherlands, Austria, Belgium, Denmark and Sweden. Further, we intend to penetrate all of the other markets within the E.U. upon establishing traction in the E.U.'s major markets. Initially, outside the U.K., we maintain a fully dedicated sales force through Innovex, an affiliate of Quintiles Limited, which we intend to convert to a direct sales force of our own by fourth quarter calendar 2007.

     In addition to Evoltra(R) and Modrenal(R), we are currently in clinical development of Suvus(R) for chronic Hepatitis C. This product is also in pre-clinical development for the treatment of West Nile Virus and influenza.

     Over the next 12 months, we intend to continue our internal growth strategy to provide the necessary regulatory, sales and marketing capabilities which will be required to pursue the expanded development programs described above.

     We have made significant progress in developing our product portfolio over the past twelve months, and have multiple products in clinical trials. We have incurred losses during this early stage of our operations.

     We anticipate that revenues derived from Evoltra(R) will permit us to further develop the other products currently in our product pipeline. In addition to clofarabine and Modrenal(R), we are performing development work Suvus(TM) for the treatment of Hepatitis C. The work to date on these compounds has been limited because of the need to concentrate on Evoltra(R), but management believes these compounds have potential value. With Suvus(TM) the Company has commenced a phase II clinical trial in patients with hepatitis C viral infection. We have had discussions with potential product co-development partners from time to time, and plan to continue to explore the possibilities for co-development and sub-licensing in order to implement our development plans. In addition, we believe that some of our products may have applications in treating non-cancer conditions in humans and in animals. Those conditions are outside our core business focus and we do not presently intend to devote a substantial portion of our resources to addressing those conditions.

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

Results of Operations

Year Ended June 30, 2006 Compared to Year Ended June 30, 2005

     We reported revenues of approximately $5,309,000 and $4,651,000 for the years ended June 30, 2006 and 2005, respectively, representing an increase of approximately $658,000. This increase was primarily an increase in royalties from US sales of clofarabine of approximately $773,000 and named patient reimbursements of approximately $2,044,000 for sales of Evoltra(TM) . This increase was partially offset by a decrease in research and development contract revenue of approximately $1,910,000 as the Company did not record revenue for the year ended June 30, 2006, related to the reimbursement from our co-development partner for certain of our ongoing research costs in the development of Evoltra(TM) outside the United States because it determined that the criteria for recognizing such contract revenue had not been met. If and when the Company determines that collectibility is reasonably assured, the Company will record the revenue.

     The cost of products sold for years ended June 30, 2006 and June 30, 2005 was approximately $1,663,000 and $921,000, respectively, representing an increase of approximately $742,000. The cost of products sold reflects the direct costs associated with our commercial sales and royalties due on the sale of our lead products of approximately $1,277,000 and $525,000 for the years ended June 30, 2006 and 2005, respectively.

     Research and development costs for the years ended June 30, 2006 and 2005 were approximately $11,727,000 and $10,895,000 respectively, representing an increase of approximately $832,000.

      Our research and development costs include costs associated with the six projects shown in the table below, five of which the Company currently devotes time and resources:

                                (in thousands)
Product                      2006           2005          Change
--------                     ----           ----          -------

Evoltra(R)                  $9,125        $8,697          $428

Modrenal(R)                  2,283         1,972           311

Suvus(TM)                      319           131           188

Velostan                        -             79           (79)

OLIGON(R)                       -             16           (16)

Gene Therapy                    -             -             -
                           ---------      ---------      ------

Total                      $11,727       $10,895          $832
                           =======       ========         ====

     Evoltra(R) research and development costs for the years ended June 30, 2006 and 2005 were approximately $9,125,000 and $8,697,000, respectively, representing an increase of approximately $428,000. The increase primarily reflects costs which are associated with our increased development activities and clinical trials of Evoltra(R) being conducted in Europe (which includes the filing process for EU approval) coupled with recording stock-based compensation expense, relating to stock options granted to employees that devote their time to clofarabine research and development.

      Modrenal(R) research and development costs for the years ended June 30, 2006 and 2005 were approximately $2,283,000 and $1,972,000, respectively, representing an increase of approximately $311,000. This increase is due primarily to the costs associated with our Phase II clinical trial in pre-menopausal cancer and Phase IV clinical trial in patients with post-menopausal cancer, which are each being conducted in the UK.

     Suvus(TM) research and development costs for the years ended June 30, 2006 and 2005 were approximately $319,000 and $131,000, respectively, representing an increase of approximately $188,000. The increase primarily reflects the costs associated with the ongoing, multi-center investigator sponsored Phase II clinical trial being conducted in Egypt during the twelve months ended June 30, 2006 and costs associated with the preparation of an IND application to be filed with FDA.

     Velostan research and development costs for the years ended June 30, 2006 and 2005 were approximately $0 and $79,000, respectively, representing a decrease of approximately $79,000. There were no research and development costs associated with Velostan for the year ended June 30, 2006 because our third party vendors must develop a manufacturing process to create a raceamic form of the compound for use in the Company's clinical development program in order for us to continue our development activities with this compound. No assurance can be given the Company will be able to create the L-form Velostan required for the clinical development program or, if it can, the timing of such development.

      OLIGON(R) research and development costs for the years ended June 30, 2006 and 2005 were $0 and $16,000, respectively, representing a decrease of $16,000. Our continued lack of devoted resource to develop this compound reflects our continued emphasis on the development of Evoltra(R) during this period.

     The clinical trials and development strategy for the Evoltra(R) and Modrenal(R) projects, in each case, is anticipated to cost several million dollars and will continue for several years based on the number of clinical indications within which we plan to develop these drugs. Currently, management cannot estimate the timing or costs associated with these projects because many of the variables, such as interaction with regulatory authorities and response rates in various clinical trials, are not predictable. Total costs to date for each of our projects is as follows: (i) Evoltra(R) research and development costs have been approximately $23,441,000; (ii) Modrenal(R) research and development costs have been approximately $8,652,000; (iii) Velostan research and development costs have been approximately $380,000; (iv) Suvus(TM) research and development costs have been approximately $508,000; (v) OLIGON(R) research and development costs have been approximately $24,000; and (vi) Gene Therapy research and development costs have been approximately $451,000.

     Selling, general and administrative expenses for the years ended June 30, 2006 and 2005 were approximately $16,563,000 and $10,182,000, respectively, representing an increase of approximately $6,381,000. This increase primarily is due to:

     o an increase of approximately $3,450,000 in employee stock based compensation expense (a non-cash item) primarily due to the Company's adoption of SFAS 123 (R) on July 1, 2005 and the extension of the exercise period of 1,500,000 vested options originally granted to an officer of the Company from five to ten years;
     o an increase in sales and marketing costs of approximately $1,200,000 related to the Company's development of a sales and marketing force in Europe;
     o an increase in payroll due to the significant increase in employee headcount in both New York and Edinburgh offices of approximately $540,000;
     o an increase of approximately $256,000 due to an increase in insurance premiums paid by the Company.

     Depreciation and amortization expense for the years ended June 30, 2006 and 2005 were approximately $974,000 and $1,439,000, respectively, representing a decrease of approximately $465,000. The decrease is due to the Company recording an impairment charge of approximately $5,276,000 at June 30, 2005, which decreased the cost basis of our methylene blue intangibles.

     Provision for bad debts for the years ended June 30, 2006 and 2005 were approximately $25,000 and $869,000, respectively, representing a decrease of approximately $844,000. The decrease is due to the Company recording a valuation allowance relating to certain of the outstanding receivable balances from our co-development partner totaling $869,000 in the prior year.


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

     The cost of products sold for years ended June 30, 2005 and June 30, 2004 were approximately $921,000 and $0, respectively. The cost of products sold reflects the direct costs associated with our sales of Modrenal(R) and royalties due on the sale of our lead products of approximately $525,000.

      Research and development costs for the years ended June 30, 2005 and 2004 were approximately $10,895,000 and $4,883,000 respectively, representing an increase of approximately $6,012,000.

      Our research and development costs include costs associated with the six projects shown in the table below, five of which the Company currently devotes time and resources:

                                  (in thousands)
Product                    2005          2004          Change
--------                   ----          ----          ------

Evoltra(R)                  $8,697        $2,650        $6,047

Modrenal(R)                  1,972         2,026           (54)

Suvus(TM)                      131            48            83

Velostan                        79           152           (73)

OLIGON(R)                       16             7             9

Gene Therapy                     -             -             -
                           -------        ------         -----
Total                      $10,895        $4,883        $6,012
                           =======        ======        ======


     Evoltra(R) research and development costs for the years ended June 30, 2005 and 2004 were approximately $8,697,000 and $2,650,000, respectively, representing an increase of approximately $6,047,000. The increase primarily reflects costs which are associated with our increased development activities and clinical trials of Evoltra(R) being conducted in Europe, certain of which are partially reimbursed by Genzyme.

    Modrenal(R) research and development costs for the years ended June 30, 2005 and 2004 were approximately $1,972,000 and $2,026,000, respectively, representing a decrease of approximately $54,000. The decrease primarily reflects the Company's primary focus on Evoltra(R) during this period.

    Suvus(TM) research and development costs for the years ended June 30, 2005 and 2004 were approximately $131,000 and $48,000, respectively, representing an increase of approximately $83,000. The increase primarily reflects the costs associated with the ongoing, multi-center investigator sponsored Phase II clinical trial being conducted in Egypt and Southern Europe during the year ended June 30, 2005.

     Velostan research and development costs for the years ended June 30, 2005 and 2004 were approximately $79,000 and $152,000, respectively, representing a decrease of approximately $73,000. The decrease primarily reflects the Company's primary focus on Evoltra(R) during this period.

     OLIGON research and development costs for the years ended June 30, 2005 and 2004 were $16,000 and $7,000, respectively, representing an increase of approximately $9,000. The increase primarily reflects pre-development costs incurred in connection with continuing co-partnering discussions.

     The clinical trials and development strategy for the Evoltra(R) and Modrenal(R) projects, in each case, is anticipated to cost several million dollars and will continue for several years based on the number of clinical indications within which we plan to develop these drugs. Currently, management cannot estimate the timing or costs associated with these projects because many of the variables, such as interaction with regulatory authorities and response rates in various clinical trials, are not predictable. Total costs to date for each of our projects is as follows: (i) Evoltra(R) research and development costs have been approximately $14,315,000; (ii) Modrenal(R) research and development costs have been approximately $6,369,000; (iii) Velostan research and development costs have been approximately $380,000; (iv) Suvus(TM) research and development costs have been approximately $189,000; (v) OLIGON research and development costs have been approximately $25,000; and (vi) Gene Therapy research and development costs have been approximately $451,000.

     Selling, general and administrative expenses for the years ended June 30, 2005 and 2004 were approximately $10,182,000 and $9,082,000, respectively, representing an increase of approximately $1,100,000. This increase primarily is due to:

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

     Depreciation and amortization expense for the years ended June 30, 2005 and 2004 were approximately $1,439,000 and $1,348,000, respectively, representing an increase of approximately $91,000. This increase primarily reflects the corresponding increase in our net asset base.

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

Liquidity and Capital Resources

     We anticipate that we will continue to incur significant operating losses for the foreseeable future. There can be no assurance as to whether or when we will generate material revenue or achieve profitable operations.

     On June 30, 2006, we had cash and cash equivalents of approximately $3,378,000, short-term securities of $41,637,000 and working capital of $40,065,000. Management believes the Company has sufficient cash and cash equivalents, short-term securities and working capital to continue currently planned operations through June 30, 2007.

     However, we may need additional financing to continue to fund the research and development and marketing programs for our products and to generally expand and grow our business. Because we will be required to fund additional operating losses in the foreseeable future, our financial position will continue to deteriorate. We cannot be sure that we will be able to find financing in the future or, if found, such funding may not be on terms favorable to us. if adequate financing is not available, we may be required to delay, scale back, or eliminate some of our research and development programs, to relinquish rights to certain technologies or products, or to license third parties to commercialize technologies or products that we would otherwise seek to develop. Any inability to obtain additional financing, if required, would have a material adverse effect on our ability to continue our operations and implement our business plan.

   Although we do not currently plan to acquire or obtain licenses for new technologies, if any such opportunity arises and our board deems it to be in our interests to pursue such an opportunity, it is possible that additional financing would be required for such a purpose.

     For the fiscal year ended June 30, 2006 and 2005, net cash used in operating activities was approximately $20,794,000 and $13,417,000, respectively, representing an increase of approximately $7,377,000. This increase is primarily due to increased costs associated with (i) our expanded research and development activity, (ii) selling general and administrative expenses, including an increase in costs associated with the expanded sales and marketing and administrative infrastructure and costs associated with the internal build out of the Company and (iii) cash paid for insurance premiums. For the fiscal year ended June 30, 2006 and 2005, net cash used in investing activities was approximately $7,464,000 and $33,384,000, respectively, representing a decrease of approximately $25,920,000. This decrease is primarily due to the Company investing the proceeds from our February 2005 secondary offering in short-term securities in the fiscal year ended June 30, 2005 in order to obtain a higher investment yield. For the fiscal year ended June 30, 2006 and 2005, net cash provided by financing activities was approximately $433,000 and $59,296,000 representing a decrease of $58,863,000. This decrease is primarily due to the completion of the secondary public offering in February 2005 which yielded net proceeds of approximately $55,747,000.

 For the fiscal years ended June 30, 2005 and 2004, net cash used in operating activities was approximately $13,417,000 and $4,641,000, respectively, representing an increase of approximately $8,776,000. This increase is primarily due to increased costs associated with (i) our expanded research and development activity, with Evoltra(R) specifically, (ii) selling general and administrative expenses, including an increase in costs associated with the expanded sales and marketing and administrative infrastructure and costs associated with the internal build out of the Company and (iii) cash paid for insurance premiums. For the fiscal years ended June 30, 2005 and 2004, net cash used in investing activities was approximately $33,384,000 and $131,000, respectively, representing an increase of approximately $33,253,000. This increase is primarily due to the Company investing the proceeds from our February 2005 secondary offering in short-term securities in order to obtain a higher investment yield. For the fiscal years ended June 30, 2005 and 2004, net cash provided by financing activities was approximately $59,296,000 and $15,731,000 representing an increase of $43,565,000. This increase is primarily due to the completion of the secondary public offering in February 2005 which yielded proceeds of $55,747,000, net of related expenses.

The Company has the following commitments due over the next five years:

                                    Payments Due in
                          2007         2008        2009        2010       2011


Operating Leases        $ 1,019,728   $ 819,600   $ 371,623    $178,570       -
Contractual
obligations                 214,602           -           -           -       -
                     -----------------------------------------------------------
Total                   $ 1,234,330   $ 819,600   $ 371,623    $178,570       -
                     ===========================================================

The contractual obligations relate to minimum payments due for research conducted on modrenal.

Off-balance sheet arrangements

We have no off-balance sheet arrangements.

Recent Accounting Pronouncements

        In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 ("FIN 48"). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes that a company should use a more likely than not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more likely than not recognition threshold should be measured in order to determine the tax benefit to be recognized in the financial statements. FIN 48 is effective in fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN 48 to have a material impact on the results of operations or financial condition of the Company.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

     Our excess cash is invested in Certificates of Deposit with various short-term maturities. We hold no derivative financial instruments and we do not currently engage in hedging activities. As of June 30, 2006, we do not have any outstanding debt. Accordingly, due to the maturity and credit quality of our investments, we are not subjected to any substantial risk arising from changes in interest rates, currency exchange rates and commodity and equity prices. However, the Company does have some exposure to foreign currency rate fluctuations arising from maintaining an office for the Company's U.K. based, wholly-owned subsidiary which transacts business in the local functional currency. Management periodically reviews such foreign currency risk and to date has not undertaken any foreign currency hedges through the use of forward exchange contracts or options and does not foresee doing so in the near future.

Item 8.  Financial Statements and Supplementary Data

     The consolidated financial statements of Bioenvision, Inc. and its subsidiaries including the notes thereto and the report thereon, is presented beginning at page F-1.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     As more fully disclosed in Bioenvision's current report on Form 8-K filed on April 19, 2006, on April 18, 2006, Bioenvision appointed J.H. Cohn LLP ("J.H. Cohn") as its new independent registered public accounting firm for the fiscal year ending June 30, 2006. The decision to engage J.H. Cohn was made by the Audit Committee of the Company's Board of Directors. J.H. Cohn replaced Deloitte & Touche LLP who, as more fully disclosed in Bioenvision's current report on Form 8-K/A filed on February 21, 2006, resigned as the Company's independent registered public accounting firm, effective February 15, 2006.

Item 9A.   Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and
Procedures

     As of the end of the period covered by this annual report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Based upon the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Management's Report on Internal Control Over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles.

     Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the consolidated financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     In connection with the preparation of our annual consolidated financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

     Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of June 30, 2006.

     J.H. Cohn LLP, the independent registered public accounting firm that audited our consolidated financial statements included elsewhere in our report on Form 10-K, has issued their report on management's assessment of and the effectiveness of internal control over financial reporting, a copy of which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Bioenvision, Inc.:

We have audited management's assessment, included in the accompanying "Management's Report on Internal Control Over Financial Reporting", that Bioenvision, Inc. and Subsidiaries ("Bioenvision") maintained effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Bioenvision's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of Bioenvision's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Bioenvision maintained effective internal control over financial reporting as of June 30, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Bioenvision maintained, in all material respects, effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2006 consolidated balance sheet and related statements of operations, stockholders' equity and cash flows of Bioenvision and our report dated August 21, 2006 expressed an unqualified opinion on those statements.



 /s/ J.H. Cohn LLP


 Roseland, New Jersey
 August 21, 2006

Changes in Internal Controls

     There have not been any changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation of Past Material Weaknesses in Internal Controls Over Financial Reporting

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

Management discussed this material weakness with the audit committee. As of December 31, 2005, we had taken the following measures to remediate the above material weakness in our internal controls over financial reporting that existed as of June 30, 2005. The remedial actions included:

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

We believe that the material weakness referenced above has been remediated as of June 30, 2006.

Item 9B.   Other Information.

     None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

     Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, the information required by Part III (Items 10, 11, 12 , 13 and 14) is being incorporated by reference herein from our definitive proxy statement (or an amendment to our Annual Report on Form 10-K) to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended June 30, 2006 in connection with our 2006 Annual Meeting of Stockholders.

Item 11.  Executive Compensation

     See Item 10.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     See Item 10.

Item 13.  Certain Relationships and Related Transactions

     See Item 10.

Item 14. Principal Accountant Fees and Services

     See Item 10.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules

         (a) The following documents are being filed as part of this report:

           (1) Consolidated Financial Statements

           Reference is made to the Index to Consolidated Financial Statements of Bioenvision appearing on page F-1 of this report.

           (2) Consolidated Financial Statement Schedules

           The following consolidated financial statement schedule of the Company for each of the years ended June 30, 2006, 2005 and 2004, is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements, and the related notes thereto, of the Company.

                                                                      Page
                                                                     Number
                                                                     --------

      Schedule II -- Valuation and Qualifying Accounts                    S-3

         (3) Exhibits:


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

10.33 Clofarabine Marketing and Development Agreement, by and between Bioenvision Inc. and Mayne Pharma Limited, dated March 24, 2006 (24)

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

16.1 Letter from Graf Repetti & Co., LLP to the Securities and Exchange Commission, dated September 30, 1999. (9)

16.2 Letter from Ernst & Young LLP to the Securities and Exchange Commission, dated July 6, 2001. (10)

16.3 Letter from Ernst & Young LLP to the Securities and Exchange Commission, dated August 16, 2001.
                              (11)

16.4 Letter from Grant Thornton LLP to the Securities and Exchange Commission , dated April 7, 2005 (20)

16.5 Letter from Deloitte & Touche LLP to the Securities and Exchange Commission , dated January 19, 2006 (25)

21.1                          Subsidiaries of the registrant (4)

23.1                          Consent of Independent Registered Public
                              Accounting Firm

23.2                          Consent of Prior Independent Registered Public
                              Accounting Firm

23.3                          Consent of Prior Independent Registered Public
                              Accounting Firm

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

(24) Incorporated by reference and filed as an Exhibit to Registrant's Quarterly Report on Form 10-Q for the three- month period ended March 31, 2006.

(25) Incorporated by reference and filed as an Exhibit to Registrant's Current Report on Form 8-K filed with the SEC on January 20, 2006.

                        SIGNATURES AND POWER OF ATTORNEY


        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned on September 11, 2006, thereunto duly authorized.


                                    BIOENVISION, INC.


                                    By  /s/ Christopher B. Wood, M.D.
                                        ----------------------------------------
                                            Christopher B. Wood, M.D.
                                            Chairman and Chief Executive Officer
                                               (Principal Executive Officer)


                                    By  /s/ David P. Luci
                                        ----------------------------------------
                                             David P. Luci
                                       Chief Financial Officer, General Counsel
                                       and Corporate Secretary
                                             (Principal Financial and
                                             Accounting Officer)

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


              Signature                               Title                         Date

/s/ Christopher B. Wood, M.D.           Chairman and Chief Executive        September 11, 2006
-----------------------------           Officer and Director
Christopher B. Wood, M.D.               (Principal Executive Officer)

/s/ David P. Luci                       Chief Financial Officer, General    September 11, 2006
-----------------                       Counsel and Corporate  Secretary
David P. Luci                           (Principal Financial and
                                        Accounting Officer)

/s/ Thomas S. Nelson                    Director                            September 11, 2006
--------------------
Thomas S. Nelson, C.A.

/s/  Michael Kauffman
---------------------
Michael Kauffman                        Director                            September 11, 2006

/s/ Andrew N. Schiff                    Director                            September 11, 2006
--------------------
Andrew N. Schiff
                                        Director                            September 11, 2006
/s/ Steven A. Elms
------------------
Steven A. Elms

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm                                          F-1

Report of Prior Independent Registered Public Accounting Firm                                    F-2

Report of Prior Independent Registered Public Accounting Firm                                    F-3

Consolidated Balance Sheets as of June 30, 2006 and 2005                                         F-4

Consolidated Statements of Operations for years ended June 30, 2006, 2005 and 2004               F-5

Consolidated Statements of Stockholders' Equity for years ended June 30, 2006, 2005 and 2004     F-6

Consolidated Statements of Cash Flows for years ended June 30, 2006, 2005 and 2004               F-8

Notes to Consolidated Financial Statements                                                       F-9

Report of Independent Registered Public Accounting Firm                                          S-1

Report of Prior Independent Registered Public Accounting Firm                                    S-2

Schedule II -- Valuation and Qualifying Accounts                                                 S-3


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Stockholders of Bioenvision, Inc.:

We have audited the accompanying consolidated balance sheet of Bioenvision, Inc. and Subsidiaries (the "Company") as of June 30, 2006, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bioenvision, Inc. and Subsidiaries as of June 30, 2006, and their results of operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO) and our report dated August 21, 2006, expressed an unqualified opinion on management's assessment of internal control over financial reporting and an unqualified opinion on the effectiveness of the internal control over financial reporting.



/s/ J.H. Cohn LLP


Roseland, New Jersey
August 21, 2006

REPORT OF PRIOR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Bioenvision, Inc.:

We have audited the accompanying consolidated balance sheet of Bioenvision, Inc. and subsidiaries (the "Company") as of June 30, 2005, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. Our audit also included the consolidated financial statement schedule listed in the Index at Item 15. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the 2005 consolidated financial statements present fairly, in all material respects, the financial position of Bioenvision, Inc. and subsidiaries as of June 30, 2005, and the results of its operations and its cash flows for the year ended June 30, 2005, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


/s/ Deloitte & Touche LLP
Parsippany, New Jersey
October 12, 2005

REPORT OF PRIOR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholders of Bioenvision, Inc. and Subsidiaries

We have audited the accompanying consolidated statement of operations, stockholders' equity (deficit), and cash flows of Bioenvision Inc. and subsidiaries for the year ended June 30, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.


We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated result of the operations and cash flows of Bioenvision, Inc. and subsidiaries for the year ended June 30, 2004 in conformity with accounting principles generally accepted in the United States of America.





/s/ Grant Thornton LLP
New York, New York
September 16, 2004

                       BIOENVISION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                         June 30,                 June 30,
                                                                           2006                     2005
                                                                           ----                     ----

                ASSETS
Current assets
   Cash and cash equivalents                                     $     3,377,937           $    31,407,533
   Restricted cash                                                             -                   290,000
   Short-term securities                                              41,637,106                32,746,948
   Accounts receivable, less allowances of $898,714 and of
   $869,220, respectively                                              2,369,446                 1,785,779
   Inventories                                                           427,514                   277,908
   Prepaids and other current assets                                     844,810                   342,628
                                                                   -------------            --------------
       Total current assets                                           48,656,813                66,850,796

  Property and equipment, net                                            273,632                   279,778
  Intangible assets, net                                               7,549,520                 8,252,936
  Goodwill                                                             1,540,162                 1,540,162
  Other assets                                                           706,840                   209,665
  Deferred costs                                                       3,523,497                 3,656,798
                                                                   -------------             -------------

       Total assets                                                 $ 62,250,464              $ 80,790,135
                                                                     ===========               ===========

              LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities
   Accounts payable                                              $     1,557,507           $     1,602,267
   Accrued expenses and other current liabilities                      6,464,445                 4,581,444
   Accrued dividends payable                                              56,404                    56,404
   Deferred revenue                                                      513,662                   498,607
                                                                   -------------              ------------

       Total current liabilities                                       8,592,018                 6,738,722


  Deferred revenue                                                     7,070,725                7,437,598
                                                                   -------------              ------------

       Total liabilities                                              15,662,743                14,176,320
                                                                    ------------              ------------
  Commitments and contingencies                                                -                         -

  Stockholders' equity
   Convertible participating preferred stock - $0.001 par value;
   20,000,000 shares authorized; 2,250,000 issued and outstanding at June 30, 2006 and June 30, 2005, respectively (liquidation
   preference $6,750,000 and $6,750,000, respectively)                     2,250                     2,250
   Common stock - $0.001 par value; 70,000,000 shares authorized;
   41,456,616 and 40,558,948 shares issued and outstanding at
   June 30, 2006 and June 30, 2005, respectively                          41,457                    40,559
   Additional paid-in capital                                        133,604,996               128,946,717
   Deferred compensation                                                     -                    (145,646)
   Accumulated deficit                                               (86,567,268)              (62,331,005)
   Receivable from stockholder                                          (340,606)                      -
   Accumulated other comprehensive income (loss)                        (153,108)                  100,940
                                                                  ---------------            -------------

        Total stockholders' equity                                    46,587,721                66,613,815
                                                                   --------------              -----------

        Total liabilities and stockholders' equity                $   62,250,464            $   80,790,135
                                                                   =============             =============

The accompanying notes are an integral part of these financial statements.

                       BIOENVISION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED JUNE 30, 2006, 2005, and 2004

                                                                      2006                2005                  2004
                                                                 -------------        ------------         -------------
Revenue
     License and royalty revenue                                $    1,929,526          $1,463,326        $    1,014,717
     Product sales                                                     668,975             611,346                   -
     Research and development contract revenue                       2,710,571           2,576,502             2,087,497
                                                                 -------------          ----------         -------------

Total revenue                                                        5,309,072           4,651,174             3,102,214
                                                                 -------------          ----------         -------------

Costs and expenses
    Cost of products sold (including royalty
    expense of $1,277,411, $524,755 and
    $0 for the years ended June 30,
    2006, 2005 and 2004, respectively)                              1,662,975              921,262                     -
    Research and development                                       11,726,981           10,894,925             4,882,574
    Provision for bad debts                                            24,564              869,220                     -
    Selling, general and administrative                            16,562,770           10,181,711             9,082,420
    Depreciation and amortization                                     974,440            1,438,517             1,348,064
    Loss on impairment                                                      -            5,276,162                     -
                                                                 -------------          ----------         -------------

Total costs and expenses                                           30,951,730           29,581,797            15,313,058
                                                                 -------------          ----------         -------------

Loss from operations                                              (25,642,658)         (24,930,623)          (12,210,844)

Interest income (expense)
     Interest and finance charges                                     (66,762)             (79,484)                    -
     Interest income                                                1,810,657              747,322                99,763
                                                                 -------------          ----------         -------------

Loss before income tax benefit                                    (23,898,763)         (24,262,785)          (12,111,081)

Income tax benefit                                                          -                    -             1,459,814
                                                                 -------------          ----------         -------------

Net loss                                                          (23,898,763)         (24,262,785)          (10,651,267)

Cumulative preferred stock dividend                                  (337,500)            (404,079)             (856,776)
                                                                 -------------          ----------         -------------

Loss applicable to common stockholders                          $ (24,236,263)        $(24,666,864)       $  (11,508,043)
                                                                 ============          ===========         =============

Basic and diluted net loss per share applicable to common
stockholders                                                    $       (0.59)        $      (0.72)       $        (0.57)
                                                                 ============          ===========         =============

Weighted-average shares used in
    computing basic and diluted
    net loss per share of common stock                             40,865,384           34,042,391            20,257,482
                                                                 ============          ===========         =============




The accompanying notes are an integral part of these financial statements.

                       BIOENVISION, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED JUNE 30, 2006, 2005 and 2004

                                      Convertible
                                     Participating                               Additional
                                    Preferred Stock          Common Stock          Paid-in       Deferred
                                    Shares        $       Shares         $         Capital     Compensation
                                    ------        -       ------         -         -------     ------------
Balance at July 1, 2003             5,916,966   $5,917   17,122,739    $17,123    $47,304,449    $        -

Net loss for the period
Cumulative preferred stock
dividend for the period

Currency translation adjustment

Deferred compensation                                                                              (223,990)
Shares issued in connection
with private placement                                    2,602,898      2,603     16,265,495
Cost related to March private
placement financing                                                                (1,301,035)
Preferred stock converted to
common stock                       (2,575,300)  (2,575)   5,150,000      5,150         (2,575)
Expense related to repricing of
options                                                                             2,381,066
Options exercised for common
stock                                                     2,122,682      2,122         (2,122)
Warrants issued in connection
with services                                                                         671,601
Shares issued to consultants
for services                                                 14,510         15        305,972

Shares issued to employee                                    20,000         20         28,380
Options issued in connection
with services                                                                          93,987

Options issued to employees                                                           262,601
Warrants exercised for common
stock                                                     1,283,334      1,283      2,509,883
                                  -----------  -------  -----------  ---------  -------------  ------------
Balance at July 1, 2004             3,341,666   $3,342   28,316,163   $ 28,316    $68,517,702    $ (223,990)

Net loss for the period

Cumulative preferred stock
 dividend for the  period

Currency translation adjustment

Deferred compensation                                                                                78,344
Preferred stock converted to
common stock                       (1,091,666)  (1,092)   2,183,332      2,183         (1,092)
Income related to repricing of
options                                                                              (314,950)
Warrants issued in connection
with services                                                                -        524,928
Shares issued in connection
with services                                                62,500         63        496,188
Options exercised for common
stock                                                       685,833        686        707,638
Warrants exercised for common
stock                                                     1,811,120      1,811      3,277,151

Shares issued in connection
with public offering, net of
related expenses                                          7,500,000      7,500     55,739,152
                                  -----------  -------  -----------  ---------  -------------  ------------
    Balance at June 30, 2005        2,250,000   $2,250   40,558,948   $ 40,559   $128,946,717    $ (145,646)


                                                                    Accumulated
                                                      Receivable       Other
                                      Accumulated        from      Comprehensive       Total
                                         Deficit      Stockholder  Income (Loss)      Equity
                                         -------      -----------  -------------      ------
Balance at July 1, 2003                $(26,156,098)  $         -       $152,346    $21,323,737

Net loss for the period                 (10,651,267)                                (10,651,267)
Cumulative preferred stock
dividend for the period                    (856,776)                                   (856,776)

Currency translation adjustment                                          (12,748)       (12,748)

Deferred compensation                                                                  (223,990)
Shares issued in connection
with private placement                                                               16,268,098
Cost related to March private
placement financing                                                                  (1,301,035)
Preferred stock converted to
common stock                                                                                  -
Expense related to repricing of
options                                                                               2,381,066
Options exercised for common
stock                                                                                         -
Warrants issued in connection
with services                                                                           671,601
Shares issued to consultants
for services                                                                            305,987

Shares issued to employee                                                                28,400
Options issued in connection
with services                                                                            93,987

Options issued to employees                                                             262,601
Warrants exercised for common
stock                                                                                 2,511,166
                                     --------------  ------------  -------------  -------------

Balance at July 1, 2004                $(37,664,141)  $         -    $   139,598     30,800,827

Net loss for the period                 (24,262,785)                                (24,262,785)

Cumulative preferred stock
 dividend for the  period                  (404,079)                                   (404,079)

Currency translation adjustment                                          (38,658)       (38,658)

Deferred compensation                                                                    78,344
Preferred stock converted to
common stock                                                                                  -
Income related to repricing of
options                                                                                (314,950)
Warrants issued in connection
with services                                                                           524,928
Shares issued in connection
with services                                                                           496,250
Options exercised for common
stock                                                                                   708,324
Warrants exercised for common
stock                                                                                 3,278,962

Shares issued in connection
with public offering, net of
related expenses                                                                     55,746,652
                                     --------------  ------------  -------------  -------------
    Balance at June 30, 2005           $(62,331,005)  $         -    $   100,940   $ 66,613,815


The accompanying notes are an integral part of these financial statements.

                       BIOENVISION, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED JUNE 30, 2006, 2005 and 2004
                                   (Continued)

                                                                               Additional
                                   Convertible
                                  Participating                                  Paid-in
                                 Preferred Stock           Common Stock                       Deferred
                                Shares         $        Shares         $         Capital     Compensation
                                ------         -        ------         -         -------     ------------

  Balance at June 30, 2005      2,250,000     $2,250   40,558,948   $ 40,559   $128,946,717   $(145,646)


Net loss for the period
Cumulative preferred stock
dividend
Currency translation
adjustment

Due from stockholder
Employee and board of
director stock-based
compensation                                                                      3,684,158

Deferred compensation                                                              (136,457)    145,646
Options exercised for
common stock                                              491,196        491        390,984
Warrants exercised for
common stock                                              406,472        407        719,594
                              -----------  ---------  -----------  ---------  -------------  ----------

  Balance at June 30, 2006      2,250,000     $2,250   41,456,616   $ 41,457   $133,604,996   $       -
                              ===========  =========  ===========  =========  =============  ==========

                                                            Accumulated
                                               Receivable                      Total
                                                               Other
                                                 from                      Stockholders'
                                Accumulated                Comprehensive
                                  Deficit     Stockholder  Income (Loss)      Equity
                                  -------     -----------  -------------      ------

  Balance at June 30, 2005     $(62,331,005)  $        -        $100,940  $ 66,613,815


Net loss for the period         (23,898,763)                               (23,898,763)
Cumulative preferred stock
dividend                           (337,500)                                  (337,500)
Currency translation
adjustment                                                      (254,048)     (254,048)

Due from stockholder                            (340,606)                     (340,606)
Employee and board of
director stock-based
compensation                                                                 3,684,158

Deferred compensation                                                            9,189
Options exercised for
common stock                                                                   391,475
Warrants exercised for
common stock                                                                   720,001
                              -------------  -----------  --------------  ------------

  Balance at June 30, 2006     $(86,567,268)  $ (340,606)      $(153,108) $ 46,587,721
                              =============  ===========  ==============  ============

The accompanying notes are an integral part of these financial statements.

                       BIOENVISION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED JUNE 30, 2006, 2005 and 2004

                                                                        2006                   2005                   2004
                                                               -----------------------------------------------------------------
Cash flows from operating activities
Net loss                                                           $(23,898,763)          $(24,262,785)          $(10,651,267)
Adjustments to reconcile net loss to net
     cash used in operating activities:
Depreciation and amortization                                           974,440              1,438,517              1,348,064
Provision for bad debts                                                  24,564                869,220                      -
Deferred tax benefit                                                          -                      -             (1,459,814)
Stock-based compensation                                              3,693,347                793,761              3,491,252
Deferred cost                                                           133,301                236,497             (3,645,631)
Deferred revenue                                                       (351,818)              (525,220)             7,223,105
Loss on disposal                                                          1,654                      -                      -
Loss on impairment                                                            -              5,276,162                      -
Changes in operating assets and liabilities
     Accrued interest on investments                                 (1,405,798)                     -                      -
     Inventories                                                       (143,383)              (286,089)                     -
     Prepaids and other current assets                                 (484,937)               (94,797)              (147,335)
     Accounts receivable                                               (574,610)               (56,596)            (2,602,773)
     Other assets                                                      (482,026)              (132,072)               126,870
     Accounts payable and other liabilities                           1,720,017              3,325,964              1,676,336
                                                                   ------------           ------------           ------------
                    Net cash used in operating activities           (20,794,012)           (13,417,438)            (4,641,193)
                                                                   ------------           ------------           ------------

Cash flows from investing activities
     Purchase of intangible assets                                     (166,926)              (359,411)              (112,580)
     Capital expenditures                                              (102,535)              (278,044)               (18,337)
     Release of restricted cash                                         290,000                      -                     -
     Redemption of short-term securities                             17,834,104                      -                      -
     Purchase of short-term securities                              (25,318,463)           (32,746,948)                     -
                                                                   ------------           ------------           ------------
                   Net cash used in investing activities             (7,463,820)           (33,384,403)              (130,917)
                                                                   ------------           ------------           ------------

Cash flows from financing activities
     Proceeds from issuance of common stock, net of related
     expenses                                                                 -             55,746,652             14,967,064
     Due from stockholder                                              (340,606)                     -                      -
     Proceeds from exercise of options and warrants                   1,111,476              3,987,286              2,539,565
     Dividends paid                                                    (337,500)              (437,816)            (1,775,782)
                                                                   ------------           ------------           ------------
                   Net cash provided by financing activities            433,370             59,296,122             15,730,847

Effect of exchange rate changes on cash                                (205,134)                37,577                (12,748)
                                                                   ------------           ------------           ------------

Net increase (decrease) in cash and cash equivalents                (28,029,596)            12,531,858             10,945,989

Cash and cash equivalents, beginning of year                         31,407,533             18,875,675              7,929,686
                                                                   ------------           ------------           ------------

Cash and cash equivalents, end of year                             $  3,377,937           $ 31,407,533           $ 18,875,675
                                                                   ============           ============           ============


The accompanying notes are an integral part of these financial statements.

                       BIOENVISION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Description of Business and Summary of Significant Accounting Policies

(a) Description of Business:

The Company is a product-orientated biopharmaceutical company primarily focused upon the acquisition, development, distribution and marketing of compounds and technologies for the treatment of cancer, autoimmune disease and infection. Its product pipeline includes Evoltra(R) (Clofarabine), Modrenal(R) (for which Bioenvision has obtained regulatory approval for marketing in the United Kingdom for the treatment of post-menopausal breast cancer following relapse to initial hormone therapy), and certain anti-infective technologies including the OLIGON(R) technology; an advanced biomaterial that has been incorporated into various Federal Drug Administration, or FDA, approved medical devices and Suvus(TM), an antimicrobial agent currently in clinical development for refractory chronic hepatitis C infection.

(b) Principles of Consolidation and Use of Estimates:

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Inter-company accounts and transactions have been eliminated. Certain reclassifications of balances previously reported have been made to conform to current presentation.

The preparation of financial statements in conformity with accounting principles generally accepted of the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and such differences may be material to the financial statements.

(c) Revenue Recognition:

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

Research and development contract revenue includes sales in our pre-commercial stage named patient program for Evoltra(R) as well as certain payments due from our co-development partner relating to the reimbursement of 50% for certain of our ongoing research costs in the development of Evoltra(R) outside the United States. Currently, the Company has billed but not recorded approximately $2,513,000 of revenue relating to the reimbursement from our co-development partner for certain of our ongoing research costs in the development of Evoltra(R) outside the United States. If and when the Company has determined that collectibility is reasonably assured, the Company will record the revenue. At June 30, 2006, the Company continues to hold a reserve for bad debts of $869,000 relating to the outstanding research and development reimbursements due from the co-development partner.

The Company follows the guidance of Emerging Issues Task Force 99-19, "Reporting Revenue Gross as a Principal versus

                       BIOENVISION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(d) Research and Development:

Research and development costs are charged to expense as incurred. Research and development costs include the cost of Evoltra(R) sold prior to product approval through our named patient program.

(e) Stock-based Compensation:

On July 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123 (R) (revised 2004), "Share-Based Payment" ("SFAS 123 (R)"), requiring the Company to recognize expense related to the fair value of stock-based compensation. The modified prospective transition method was used as allowed under SFAS 123 (R). Under this method, the stock-based compensation expense includes: (a) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, "Accounting for Stock-Based Compensation"; and (b) compensation expense for all stock-based compensation awards granted subsequent to July 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123 (R). Prior to the adoption of SFAS 123 (R), the Company had accounted for stock-based compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees", as permitted by SFAS 123. Under APB Opinion No. 25, no stock-based employee compensation cost was reflected in reported net loss, when options granted to employees have an exercise price equal to the market value of the underlying common stock at the date of grant.

Upon adoption of SFAS 123 (R), the Company reversed the unrecognized deferred compensation costs associated with options granted to certain employees of approximately $136,000 with a corresponding reduction to the Company's additional paid-in capital (see Note 7). The Company also no longer re-measures the intrinsic value of the 380,000 re-priced options granted to an officer of the Company (see Note 7). The Company recognized compensation expense of approximately $36,000 for these options for the year ended June 30, 2006, based on the fair value, as determined in accordance with SFAS 123, the guidance then in effect, of the modified award that remains unvested.

Beginning July 1, 2005, the Company is recognizing compensation expense for stock option awards to employees based on their grant-date fair value. We utilize the Black-Scholes model to measure the value of an employee option. Our estimates of employee stock option values rely on estimates of factors we input into the Black-Scholes model. The key factors involve an estimate of future uncertain events. We determine expected volatility based on historical activity. We believe that these market-based inputs provide a better estimate of our future stock price movements. We also use historical exercise patterns as our best estimate of future exercise patterns. We utilize historical turnover rates in estimating expected forfeitures separately for executives and non-executives. We have incorporated the following assumptions into the Black Scholes model:

                                               2006        2005          2004
                                               ----        ----          ----
Risk-free interest rate                     3.89-4.95%   2.93-4.05%   1.95-3.28%
Expected weighted average term (in years)      3.79         3.87         3.50
Expected weighted average volatility           66%           80%          80%
Expected dividend yield                         0%           0%           0%

The weighted average fair value per share for stock options granted to employees during years ended June 30, 2006, 2005 and 2004 was $3.63, $4.75 and $3.13,
respectively.

                       BIOENVISION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Description of Business and Summary of Significant Accounting Policies
- continued

As required by SFAS 123 (R), management made an estimate of expected forfeitures for all unvested awards and is recognizing compensation costs only for those equity awards expected to vest. The impact on previously reported pro forma disclosures under SFAS 123 where forfeitures were recognized as incurred is not material. The Company recorded, as a component of net loss, employee stock-based compensation (expense) income of approximately $(3,609,000), $227,000 and ($2,419,000) for the years ended June 30, 2006, 2005 and 2004, respectively. As of June 30, 2006, the total compensation cost related to unvested equity awards granted to employees but not yet recognized is approximately $3,844,000. This cost will be amortized on a straight-line basis over the remaining weighted average vesting period of 1.82 years.

For the years ended June 30, 2005 and 2004, the Company accounted for stock-based compensation in accordance with APB No. 25. The following table summarizes the pro forma effect of stock-based compensation as if the fair value method of accounting for stock options had been applied in measuring compensation cost for the years ended June 30, 2005 and 2004:

                                                           June 30,             June 30,
                                                             2005                2004
                                                             ----                ----
Net loss applicable to common stockholders,
as reported                                              $ (24,666,864)     $ (11,508,043)
Add:  Stock-based employee compensation (income)
expense as reported                                           (227,417)          2,419,677

Deduct:  Total stock-based employee compensation
expense determined under fair value-based method
for all awards                                              (2,427,771)          (861,297)
                                                            -----------          ---------

Pro forma net loss applicable to common stockholders      $(27,322,052)       $(9,949,663)
                                                          =============       ============
Loss per share
     Basic and diluted - as reported                      $      (0.72)       $     (0.57)

     Basic and diluted - pro forma                        $      (0.80)       $     (0.49)


The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS 123 and EITF No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services." Under EITF No. 96-18, where the fair value of the equity instrument is more reliably measurable than the fair value of services received, such services will be valued based on the fair value of the equity instrument. We utilize the Black-Scholes model to measure the value of warrants issued to consultants.

(f) Income Taxes:

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

(g) Net Loss Per Share:

Basic net loss per share is computed using the weighted average number of common shares outstanding during the periods. Diluted net income per share is computed using the weighted average number of common shares and potentially dilutive common shares outstanding during the periods. Options and warrants to purchase 11,563,314, 11,472,414 and 13,674,242 shares of common stock have not been included in the calculation of net loss per share for the years ended June 30, 2006, 2005 and 2004, respectively, as their effect would have

                       BIOENVISION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Description of Business and Summary of Significant Accounting Policies
- continued

been anti-dilutive. Additionally, convertible participating preferred stock that is convertible into 4,500,000, 4,500,000 and 6,683,332 shares of common stock have not been included in the calculation of net loss per share for the years ended June 30, 2006, 2005 and 2004, respectively, as their effect would have been anti-dilutive.

(h) Comprehensive Loss:

Total comprehensive loss for the years ended June 30, 2006, 2005 and 2004 was $24,490,311, $24,705,522 and $11,520,791, respectively.

(i) Foreign Currency Translation:

The reporting currency of the Company is the US dollar. The functional currency of Bioenvision Limited, the Company's wholly-owned subsidiary, organized under the laws of the United Kingdom with offices in Edinburgh, Scotland, is the Pound Sterling. We translate assets and liabilities to their US dollar equivalents at rates in effect at the balance sheet date and record translation adjustments in accumulated other comprehensive income (loss). We translate statement of operations accounts at average rates for the period. For the years ended June 30, 2006 and 2005, the net foreign currency transaction gains (losses) included in selling, general and administrative expense were approximately $(2,300) and 27,000, respectively.

(j) Cash and Cash Equivalents and Short-term Securities:

The Company considers all highly liquid financial instruments with a maturity of three months or less when purchased to be cash equivalents. All funds invested in Certificates of Deposit with maturities greater than three months and less than one year are classified as short-term securities determined by management to be available-for-sale securities.

(k) Deferred Costs:

Deferred costs represent payments to Southern Research Institute, or SRI, and to Stegram Pharmaceutical Ltd, which directly relate to milestone payments received in connection with the Genzyme Co-Development Agreement, Mayne-Pharma Pharmaceutical and the Dechra Sub-License Agreement. These costs are being amortized straight-line over the life of the contract and the amortization of these costs has been presented in research and development on the consolidated statement of operations.

(l) Accounts Receivable:

Our accounts receivable are primarily due from wholesale distributors and our co-development partners. We maintain an allowance for doubtful accounts at an amount estimated to be sufficient to provide adequate protection against losses resulting from collecting less than the full payment on our currently outstanding receivables. We make judgments as to our ability to collect receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. In determining our allowances, we analyze our historical collection experience and current economic trends. One customer comprises approximately 33%, 62% and 67% of revenues earned for the years ended June 30, 2006, 2005, and 2004. Based on our evaluation of the collectibility of these accounts receivable, we believe that the balance relating to research and development reimbursements may not be collectible and therefore have reserved this balance at June 30, 2006.

                       BIOENVISION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Description of Business and Summary of Significant Accounting Policies
- continued

 (m) Inventories:

Inventories are stated at the lower of cost or market, cost being determined under the first-in, first-out method. We only capitalize inventory that is produced for commercial sale. The Company periodically reviews inventories and items outdated or obsolete are reduced to their estimated net realizable value. Below is a break down of inventories at June 30, 2006 and 2005:


                                      2006             2005

   Raw materials                 $   118,213      $         -
   Work-in-progress                  180,048          170,730
   Finished goods                    129,253          107,178
                                 -----------      -----------

   Total                         $   427,514      $   277,908
                                 ===========      ===========

(n) Property and Equipment:

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Property and equipment are depreciated on a straight-line basis over their estimated useful lives, which range from 3 to 7 years.

                                      Estimated
          Asset Description          Useful Life        2006          2005

Computer equipment and software     3 to 5 years   $     390,044  $     304,892
Furniture and fixtures                 7 years            54,503         49,364
                                                   -------------  -------------
                                                         444,547        354,256

Less: accumulated depreciation                          (170,915)       (74,478)
                                                   -------------  -------------

Net property and equipment                         $     273,632  $     279,778
                                                   =============  =============

The Company recorded depreciation expense for the years ended June 30, 2006, 2005 and 2004 of approximately $104,000, $45,000 and $20,000, respectively.


(o) Fair Value of Financial Instruments:


The Company has estimated the fair value of financial instruments using available market information and other valuation methodologies in accordance with SFAS No. 107, "Disclosures About Fair Value of Financial Instruments." Management of the Company believes that the fair value of financial instruments, consisting of cash, cash equivalents, short-term securities, accounts receivable, accounts payable and accrued liabilities, approximates carrying value due to the immediate or short-term maturity associated with these instruments.

(p) Goodwill and Other Intangible Assets:

Goodwill represents the excess of costs over the fair value of identifiable net assets of Pathagon (see Note 2). Intangible assets include patents and licensing rights acquired in connection with the acquisition of Pathagon. The Company accounts for these assets in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." Goodwill is not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." For goodwill, each year and whenever impairment indicators are present, we will calculate the implied fair value of each goodwill amount and record an impairment loss for the

                       BIOENVISION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Description of Business and Summary of Significant Accounting Policies
- continued

excess of book value over the implied fair value, if any.

(q) Impairment of Long-Lived Assets:

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

(r) Accrued Expenses:

Below is a breakdown of our accrued expenses and other current liabilities at June 30, 2006 and 2005.
                                          June 30, 2006   June 30, 2005

    Accrued research and development        $ 4,389,951     $ 3,098,264
    Accrued professional fees                   493,924         309,807
    Accrued compensation costs                  702,097         639,236
    Accrued other                               878,473         534,137
                                            -----------     -----------

    Total accrued expenses                  $ 6,464,445     $ 4,581,444
                                            ===========     ===========

Accrued research and development expenses include amounts relating to clinical trials as well as pre-clinical operating costs. Other accrued expenses include inventories, marketing costs, royalties due on product sales, and other operating expense accruals.

(s) Recent Accounting Pronouncements:

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes that a company should use a more likely than not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more likely than not recognition threshold should be measured in order to determine the tax benefit to be recognized in the financial statements. FIN 48 is effective in fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN 48 to have a material impact on the results of operations or financial condition of the Company.

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

                       BIOENVISION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 -  Acquisition of Pathagon

On February 1, 2002, the Company completed the acquisition of Pathagon. The acquisition was accounted for as a purchase business combination in accordance with SFAS 141. Pursuant to paragraph 39 of SFAS 141, the Company can capitalize acquired intangible assets if it meets one of the following two criteria: (1) if they arise from contractual or legal rights (regardless of whether those rights are transferable and separable from the acquired entity or from other rights and obligations); or (2) if they are separable, that is, capable of being separated or divided from the acquired entity and sold, transferred, licensed, rented, or exchanged (regardless of whether there is intent to do so). The Company determined that the patent and licensing rights of the purchased technologies are separately identifiable legal rights. The Company issued 7,000,000 shares of common stock to complete the acquisition, which was valued at $12,600,000 based on the 5-day average trading price of the stock ($1.80) surrounding November 22, 2001, the day of the Company's announcement of the agreed upon acquisition. The acquired patents and licensing rights of OLIGON(R) and methylene blue (collectively referred to as "Purchased Technologies"), were recorded at their fair market value which was approximately $17,576,000. The Company assigned values to the intellectual property rights acquired based on the expected future cash flows from the existing approved uses of the technologies. The patent and licensing rights acquired are being amortized over 13 years, which is the estimated remaining contractual life of these assets. Since the estimated fair value of the Purchased Technologies was at least equal to the amount paid, the purchase price, net of assumed liabilities, was allocated to Purchased Technologies. The transaction qualified as a tax-free merger which resulted in a difference between the tax basis value of the assets acquired and the fair market value of the patents and licensing rights. As a result, a deferred tax liability was recorded for approximately $7,909,000. The purchase price exceeded the fair market value of the net assets acquired resulting in the recording of goodwill of $2,341,000. The Company recorded a charge to goodwill of $801,395 for fiscal year ended June 30, 2003 as a result of a change in tax rates used to compute the deferred tax liability arising as a result of this acquisition. Pathagon had no operations other than holding the patents and licenses acquired.

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

At the time of acquisition, OLIGON(R) had been approved by the FDA for its use as a coating of catheters or incorporation into catheter material for the avoidance of catheter related sepsis associated with central venous catheters, pulmonary catheters and urinary catheters. By acquiring Pathagon, we inherited the sublicense of the OLIGON(R) technology to Edwards Lifescience for its use in short-term central venous catheters and pulmonary catheters. We plan on further commercializing this technology and are currently in discussions with major international medical device companies to sublicense the OLIGON(R) technology in its other approved uses and possibly incorporate it into a broader range of devices.

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

At the time of acquisition, we also inherited a license to certain rights to methylene blue. Methylene blue is an anti-microbial agent used to cleanse fresh frozen plasma of viruses including Hepatitis-B, Hepatitis-C and HIV. At acquisition, it was approved in Europe for sterilizing fresh frozen plasma and is currently marketed and sold by several companies for anti-viral sterilizing of fresh frozen plasma. At acquisition, the Company planned to sublicense the product in certain European Union countries for its use in cleansing plasma. Prior to the loss of an intellectual patent in April of 2005, the Company had been in discussion with the American Red Cross to bring the

                       BIOENVISION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Acquisition of Pathagon - continued

product into the U.S. market. Since methylene blue is generally regarded as a safe drug, no further approval was needed to sell it for its intended use at acquisition. However, we did plan on performing clinical trials to support to the American Red Cross the commercial viability of methylene blue in sterilizing fresh frozen plasma. See Note 3 for further discussion.

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

Note 3 - Intangible Assets

Intangible assets at June 30, 2006 and 2005 are as follows:


                                                 2006                  2005
                                                 ----                  ----

Patents and licensing rights                   $9,382,450            $9,337,819
Other intangible assets                           298,505               176,207
                                               ----------            ----------
                                                9,680,955             9,514,026
Less:  accumulated amortization                (2,131,435)           (1,261,090)
                                               ----------            ----------
Total intangible assets, net                   $7,549,520            $8,252,936

Amortization of patents, licensing rights and other intangible assets amounted to approximately $870,000, $1,394,000 and $1,328,000 for the years ended June 30, 2006, 2005 and 2004, respectively, and are amortized over periods generally ranging form 1-20 years. Other intangible assets are recorded at cost. Amortization for each of the next five fiscal years will amount to approximately $820,000 annually. The weighted average remaining life of our intangibles at June 30, 2006 is approximately seven years.

At June 30, 2005, we recognized an impairment of approximately $5,276,000 relating to the methylene blue intangible acquired in connection with the Pathagon acquisition. Due to the loss of an intellectual property patent suit which occurred during the Company's fourth quarter, relating to the international use of methylene blue in fresh frozen plasma, we re-evaluated the intangible asset relating to methylene blue at June 30, 2005. At that date, we estimated that our undiscounted future cash flows, relating solely and exclusively to approved uses of methylene blue, were less than the carrying value of our long-lived asset. As a result, we recognized a non-cash impairment loss of approximately $5,276,000, equal to the difference between the estimated future cash flows for approved uses of methylene blue, discounted at an appropriate rate, and the carrying amount of the asset. Making the determinations of impairment and the amount of impairment requires significant judgment by management and assumptions with respect to the future cash flows of the assets. Changes in events or circumstances that may affect long-lived assets makes judgments and assumptions with respect to the future cash flows highly subjective. At June 30, 2006, we received an independent third-party valuation of this intangible asset which confirmed that such estimated future cash flows continued to be worth more than the carrying value of methylene blue and, therefore, no further impairment was deemed to be required.

Note 4 - License and Co-Development Agreements

Clofarabine (Evoltra(R))

The Company has a license from SRI to develop, manufacture, market, distribute and sell a class of purine nucleoside analogs which, based on third-party studies conducted to date, may be effective in the treatment of leukemia, lymphoma and certain solid tumor cancers. The lead compound of these purine-based nucleosides is known as clofarabine (Evoltra(R)). Under the terms of the agreement with SRI, the Company was granted the exclusive worldwide license, excluding Japan and Southeast Asia, to make, use and sell products derived

                       BIOENVISION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - License and Co-Development Agreements - continued

from the technology for a term expiring on the date of expiration of the last patent covered by the license (subject to earlier termination under certain circumstances), and to utilize technical information related to the technology to obtain patent and other proprietary rights to products developed by the Company and by SRI from the technology. Initially, the Company is developing Evoltra(R) for the treatment of leukemia and lymphoma and studying its potential role in treatment of solid tumors.

In August 2003, SRI granted the Company an irrevocable, exclusive option to make, use and sell products derived from the technology (including Evoltra(R)) in Japan and Southeast Asia. The Company intends to convert the option to a license and is actively working on this initiative.

To facilitate the development of Evoltra(R) in March 2001, the Company entered into a co-development agreement with ILEX Oncology, Inc. ("ILEX"), our sub-licensor until it was acquired by Genzyme Corporation ("Genzyme") on December 21, 2004, for the development of Evoltra(R) in cancer indications. Under the terms of the co-development agreement, Genzyme is required to pay all development costs in the United States and Canada, and 50% of approved development costs worldwide outside the U.S. and Canada (excluding Japan and Southeast Asia), in each case, for the development of Evoltra(R) in cancer indications. Currently, the Company has billed but not recorded approximately $2,513,000 of revenue relating to the reimbursement from our co-development partner for certain of our ongoing research costs in the development of Evoltra(R) outside the United States. If and when the Company has determined that collectibility is reasonably assured, the Company will record the revenue. Genzyme is responsible for conducting all clinical trials and the filing and prosecution of applications with applicable regulatory authorities in the United States and Canada for certain cancer indications. The Company retains the right to handle those matters in all territories outside the United States and Canada (excluding Japan and Southeast Asia) and retains the right to handle these matters in the U.S. and Canada in all non-cancer indications. The Company retained the exclusive manufacturing and distribution rights in Europe and elsewhere worldwide, except for the United States, Canada, Japan and Southeast Asia. Under the co-development agreement, Genzyme will have certain rights if it performs its development obligations in accordance with that agreement. The Company is required to pay Genzyme a royalty on direct sales outside the U.S., Canada, Japan and Southeast Asia. In turn, Genzyme, which would have U.S. and Canadian distribution rights in cancer indications, is paying the Company a royalty on sales in the U.S. and Canada. Under the terms of the co-development agreement, Genzyme also pays royalties to SRI based on certain milestones. The Company also is obligated to pay certain royalties to SRI with respect to Evoltra(R).

The Company received a nonrefundable upfront payment of $1,350,000 when it entered into the co-development agreement with Genzyme and received an additional $3,500,000 in December 2003 when it converted Genzyme's option to market clofarabine in the U.S. into a sublicense. Upon Genzyme's filing the New Drug Application (NDA) for clofarabine with the FDA, the Company received an additional (i) $2,000,000 in April 2004 and (ii) $2,000,000 in September 2004. The Company deferred the upfront payment and recognized revenues ratably, on a straight-line basis over the related service period. The Company has deferred the milestone payments received to date and recognizes revenues ratably, on a straight-line basis over the related service period, through March 2021. For the years ended June 30, 2006, 2005 and 2004, the Company recognized revenues of approximately $438,000, $438,000 and $161,000 respectively, in connection with the milestone payments received to date.

Deferred costs include royalty payments that became due and payable to SRI upon the Company's execution of the co-development agreement with Genzyme. The Company defers all royalty payments made to SRI and recognizes these costs ratably, on a straight-line basis over the related service period, concurrent with the revenue that is recognized in connection with these research and development costs through 2021. The Company recognized approximately $219,000, $219,000 and $89,000 for the years ended June 30, 2006, 2005 and 2004.

Modrenal(R)
-----------

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

                       BIOENVISION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - License and Co-Development Agreements - continued

The Company received a nonrefundable upfront payment of $1,250,000 when it entered into the License and Sublicense Agreement with Dechra Pharmaceuticals in May 2003. The Company deferred the upfront payment and recognizes revenues ratably, on a straight-line basis over the related service period, currently through September 2022. The Company recognized revenues of approximately $60,000, $87,000 and $114,000, respectively, in connection with the upfront payment from Dechra for the years ended June 30, 2006, 2005 and 2004, respectively.

Deferred costs include royalty payments that became due and payable to Stegram Pharmaceuticals Ltd. upon the Company's execution of the License and Sub-License Agreement with Dechra in May 2003. The Company defers all royalty payments made to Stegram and recognizes these costs ratably, on a straight-line basis concurrent with revenue that is recognized in connection with the Dechra agreement. Research and development costs related to this agreement include approximately $12,000 and $17,400 and $23,000 for the years ended June 30, 2006, 2005 and 2004, respectively.

Note 5 - Marketing and Distribution Agreements

In March 2006, the Company entered into a Marketing and Distribution Agreement with Mayne Pharma Limited, a public company in Australia, to develop, market and distribute Evoltra(R) in Australia and New Zealand in certain cancer indications. The Company anticipates entering into similar arrangements with other marketing and distribution partner(s) around the world (outside North America) to capitalize on the commercial potential of Evoltra(R), with a fully integrated sales and marketing team being a primary focus for the sales and marketing partner(s) the Company may select at any time or from time to time.

Note 6 - Income Taxes

The components of the income tax benefit are as follows:

                                                Years ended June 30,
                                      ----------------------------------------
                                         2006           2005          2004
                                      ----------    ----------    ------------

                  Current:
                  Federal             $    --       $    --        $    --
                  State                    --            --             --

                  Deferred:
                  Federal                  --            --        (1,099,000)
                  State                    --            --          (361,000)
                                      ----------    ----------    ------------
                                           --            --        (1,460,000)

                                      ----------    ----------    ------------
                  Total benefit       $    --       $    --       $(1,460,000)
                                      ----------    ==========    ============

The domestic and foreign components of loss before income taxes are as follows:

                                                Years ended June 30,
                                -----------------------------------------------
                                    2006              2005             2004
                                    ----              ----             ----
        Domestic                $(19,333,000)    $(22,601,000)    $(10,781,000)
        Foreign                   (4,566,000)      (1,662,000)      (1,330,000)
                                  -----------      -----------      -----------
        Loss before taxes       $(23,899,000)    $(24,263,000)    $(12,111,000)
                                =============    =============    =============

                       BIOENVISION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Income Taxes - continued

The following is a reconciliation of benefit for income taxes computed at the federal statutory rates to the effective rates for the years ended June 30, 2006, 2005 and 2004:

                                                           2006        2005         2004
                                                           ----        ----         ----
Consolidated tax benefit at federal statutory rate         (34.0%)      (34.0%)      (34.0%)
Other non-deductible expenses                                 1.3%       (0.3%)         6.8%
State income tax benefit, net of federal                    (5.1%)       (6.1%)       (4.5%)
provision
Valuation allowance                                          36.9%        40.1%        19.3%
Foreign rate differential                                     0.7%         0.3%         0.4%
Other, net                                                    0.2%         0.0%       (0.1%)
                                                             ----         ----      -------

Effective tax rate                                            0.0%         0.0%      (12.1%)
                                                              ====         ====      =======


Significant components of the Company's deferred tax assets and liabilities at June 30 are as follows:


                                                              June 30,
                                                         -----------------

                                                         2006         2005
                                                       --------     --------

    Deferred tax liabilities
           Acquired intangibles                      $(2,780,000) $(2,923,000)
           Deferred costs                             (1,427,000)  (1,481,000)
           Amortization                                 (203,000)    (115,000)
           Depreciation                                  (16,000)     (33,000)
           Other                                          (3,000)      (3,000)

                                                      ----------   ----------
           Total deferred tax liabilities             (4,429,000)  (4,555,000)
                                                      ----------   ----------

    Deferred tax assets
            Net operating loss                        23,966,000   14,344,000
            Options, warrants and shares issued to
            non-employees                                273,000      534,000
            Options issued to employees                1,081,000      164,000
            Deferred revenue                           3,072,000    3,214,000
            Provision for bad debts                      352,000      352,000
            Accrued expenses                             303,000      126,000
            Other                                         13,000            -

                                                      -----------  ----------
            Total deferred tax assets                 29,060,000   18,734,000

            Valuation allowance for deferred tax
            assets                                   (24,631,000) (14,179,000)

                                                     -----------  -----------
             Net deferred tax assets                   4,429,000    4,555,000
                                                     -----------  -----------
    Net deferred tax liabilities                     $         -  $         -
                                                     ===========  ===========

                       BIOENVISION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Income Taxes - continued

At June 30, 2006, the Company had estimated $53,246,000 of net operating loss carryforwards for U.S. Federal and state income tax purposes, respectively that begin to expire in fiscal year ending 2020, with a tax value of $21,565,000. At June 30, 2006, the Company also had estimated $8,005,000 of net operating loss carryforwards relating to foreign operations, respectively, with no expiration date, with a tax value of $2,402,000.

At June 30, 2006 and 2005, the Company has recorded a valuation allowance of approximately $24,631,000 and $14,179,000, respectively, relating to the net deferred tax asset due the uncertainty of both the foreign and domestic companies being more likely than not to utilize these deferred tax assets.

Included in the tax net operating loss for the years ended June 30, 2006, 2005 and 2004 is approximately $3,222,000 and $3,857,000 and $415,000, respectively related to exercise of non-qualified stock options or disqualifying dispositions of stock acquired with incentive stock options. A valuation allowance has been established against this loss. If the valuation allowance is removed, the tax effected benefit of $1,305,000, $1,562,000 and $168,000, respectively, related to this loss will be credited to equity.

The Tax Reform Act of 1986 enacted a complex set of rules (Internal Revenue Code
Section 382) limiting the utilization of net operating losses to offset future taxable income following a corporate "ownership change." Generally, this occurs when there is a greater than 50 percentage point change in ownership. Accordingly, such changes, if any, could limit the amount of net operating losses available in a given year, which could ultimately cause net operating losses to expire prior to utilization.

Note 7 - Stockholders' Transactions

Common Stock:

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

Convertible Participating Preferred Stock:

On May 7, 2002 the Company authorized the issuance and sale of up to 5,920,000 shares of Series A Convertible Participating Preferred Stock, par value $0.001 per share. Series A Convertible Participating Preferred Stock may be converted into two shares of common stock at an initial conversion price of $1.50 per share of common stock, subject to adjustment for stock splits, stock dividends, mergers, issuances of cheap stock and other similar transactions. The Company received gross proceeds of $17.7 million from the placement. Holders of Series A Convertible Participating Preferred Stock also received, in respect of each share of Series A Convertible Participating Preferred Stock purchased in the May 2002 Private Placement by the Company, one warrant to purchase one share of the Company's common stock at an initial exercise price of $2.00, subject to adjustment. The purchasers of Series A Convertible Participating Preferred Stock also received certain registration rights. The preferred stock generally carries rights to vote with the holders of common stock as one class on a two-for-one basis. The preferred stock is convertible into the Company's common stock, at the holder's option, on a two-for-one basis subject to certain adjustments at the earlier to occur of (i) at the election of each holder from and after the issuance date, or (ii) the date at any time after the one year anniversary of the issuance date upon which both (x) the average of the market price for a share of common stock for thirty consecutive trading days exceeds $10.00 per share, subject to certain adjustments, and (y) the average of the trading volume for the Company's common stock during such period exceeds 150,000, subject to certain adjustments. In the event of a voluntary or involuntary liquidation or dissolution of the Company, before any distribution of assets shall be made to the holders of the Company's securities which are junior to the preferred stock (such as the common stock), holders of the preferred stock shall be paid out of the assets of the Company legally available for distribution to the Company's stockholders an amount per share equal to the initial original issue price ($3.00) subject to certain adjustments plus all accrued but unpaid dividends on such preferred stock.

                       BIOENVISION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Stockholders' Transactions - continued

The Company is required to accrue for and pay a dividend of 5%, subject to certain adjustments, on its cumulative Series A Convertible Participating Preferred Stock. The Company has paid the dividend in cash to holders of its cumulative Series A Convertible Participating Preferred Stock through July 30, 2006.

During the year ended June 30, 2005, certain holders of 1,091,666 shares of the Company's Convertible Participating Preferred Stock converted such shares into 2,183,332 shares of the Company's common stock. During the year ended June 30, 2004, certain holders of 2,575,900 shares of the Company's Convertible Participating Preferred Stock converted such shares into 5,150,000 shares of the Company's common stock.

Stock Options:

The Board of Directors adopted, and the stockholders approved, the 2003 Stock Incentive Plan at the Annual Meeting held in January 2004. The plan was adopted to recognize the contributions made by the Company's employees, officers, consultants, and directors, to provide those individuals with additional incentive to devote themselves to our future success and to improve the Company's ability to attract, retain and motivate individuals upon whom the Company's growth and financial success depends. Under the plan, stock options may be granted as approved by the Board of Directors or the Compensation Committee. There are 4,500,000 shares reserved for grants of options under the plan and, at June 30, 2006, options to purchase 3,996,500 shares of common stock had been issued. The Company's policy is to issue new shares for option exercises. Stock options vest pursuant to individual stock option agreements. No options granted under the plan are exercisable after the expiration of ten years (or less in the discretion of the Board of Directors or the Compensation Committee) from the date of the grant. The plan will continue in effect until terminated or amended by the Board of Directors or until expiration of the plan on November 17, 2013.

In June 2002, the Company granted options to an officer of the Company to purchase 380,000 shares of common stock at an exercise price of $1.95 per share, which equaled the fair value on the date of grant. Of this amount 50,000 options vested on June 28, 2002 and the remaining 330,000 options vest ratably over a three-year period on each anniversary date. On March 31, 2003, the Company entered into an Employment Agreement with such officer of the Company, pursuant to which, among other things, the exercise price for all of the 380,000 options were changed to $0.735 per share, which equaled the stock price on that date. In addition, the Company issued an additional 120,000 options at an exercise price of $0.735 per share which vested immediately. As a result of the repricing of all of the 380,000 options, the Company remeasured the intrinsic value of these options at the end of each reporting period based on changes in the stock price through June 30, 2005. For the years ended June 30, 2005 and 2004, the Company recognized stock-based employee compensation income (expense) of approximately $315,000 and $(2,381,000), respectively, related to these options. As a result of the adoption of SFAS 123 (R) on July 1, 2005, the Company no longer re-measures the intrinsic value of the 380,000 re-priced options. The Company determined the fair value of the modified award in accordance with SFAS 123, the guidance then in effect, and has recognized expense of $36,000 for the year ended June 30, 2006 relating to the portion of the options that were unvested on July 1, 2005.

For the years ended June 30, 2005 and 2004, the Company recorded compensation expense of approximately $88,000 and $39,000, respectively, as a result of 505,000 options granted to certain employees at an exercise price below the grant date trading price. Upon adoption of SFAS 123 (R), beginning July 1, 2005, the Company reversed the unrecognized deferred compensation costs of approximately $136,000, associated with these options, with a corresponding reduction to the Company's additional paid-in capital and is recognizing the fair value estimated in accordance with the original provisions of SFAS 123 for the unvested options. In December 2005, the Company cancelled a total of 251,667 options relating to the unexercised options issued to three of the employees that were originally issued below fair market value with a strike price of $4.05. The Company reissued these options at the fair market value on January 20, 2004 (original grant date) with a strike price of $4.55 and provided cash bonuses to the employees in return for the increase in the strike price. The original vesting terms and remaining exercise period of the original grant on date of modification was utilized in the amended grant. The Company has recorded additional compensation expense equal to the amount of the cash bonuses paid of $125,000. The Company will continue to record compensation expense for the fair value of the stock options over the remaining vesting term.

                       BIOENVISION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Stockholders' Transactions - continued

On March 30, 2006, the Company extended the exercise period of 1,500,000 vested options originally granted to an officer of the Company from five to ten years. The extension of the exercise period was treated as a modification of an award under SFAS 123 (R) and resulted in the immediate recognition of incremental compensation expense of approximately $591,000.

On January 6, 2006, the Company granted 15,000 options to each of two board members for serving as a member of the Board of Directors, of which 3,750 options vested immediately and the remaining 11,250 vest ratably on the first, second and third anniversaries of the grant date. The Company recognized approximately $40,000 as consulting expense for the year ended June 30, 2006.

On January 6, 2005, the Company granted 7,500 options to a board member for serving as a member of the Board of Directors, of which 1,875 vest immediately on the grant date and the remaining 5,625 vest ratably on the first, second and third anniversaries of the grant date. The Company recognized approximately $9,000 and $13,000 as consulting expense for the years ended June 30, 2006 and 2005, respectively.

On January 20, 2004, the Company granted 25,000 options to a member of the Board of Directors, for serving as a member of the Board of Directors, which vest ratably on the first and second anniversaries of the grant date. The Company recognized $26,000, $47,000 and $21,000 as consulting expenses for the years ended June 30, 2006, 2005 and 2004, respectively.

During the years ended June 30, 2006 and 2005, certain option holders of the Company exercised with cash their options to acquire 300,000 and 685,833, shares of the Company's common stock, respectively. The Company received proceeds of approximately $391,000 and $708,000, respectively, from the exercise of these options.

During the years ended June 30, 2006 and 2005, certain non-employee holders of options exercised pursuant to the cashless exercise feature available to such option holders and the Company issued 191,196 and 212,709 shares of its common stock in connection therewith, respectively.

                       BIOENVISION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Stockholders' Transactions - continued


A summary of the Company's stock option activity for options issued to employees and related information follows:

                                                                                 Weighted
                                                                   Weighted      Average
                                                                    Average     Remaining          Aggregate
                                                Number             Exercise    Contractual         Intrinsic
                                              of Shares              Price         Life              Value
                                              ---------              -----         ----              -----

Balance - June 30, 2003                        3,570,000         $     1.23

Granted                                          720,000               5.02

Exercised                                        (20,000)              1.42                    $        69,000
                                            ------------         ----------
Balance - June 30, 2004                        4,270,000               1.87

Granted                                          784,000               7.99
Exercised                                      (885,500)               1.08                    $       858,000
Forfeited                                       (12,500)               3.53
                                            ------------         ----------
Balance - June 30, 2005                        4,156,000               3.18

Granted                                        1,287,000               6.49
Exercised                                      (525,000)               1.28                    $       872,000
Cancelled                                      (252,000)               4.05
Forfeited                                       (25,000)               8.22
                                            ------------         ----------
Balance - June 30, 2006                        4,641,000         $     4.24       4.44         $    11,270,000
                                            ============

Exercisable - June 30, 2006                    3,250,000         $     3.09       6.34         $     5,993,000



A summary of the Company's nonvested employee options at June 30, 2006 and changes during the year ended June 30, 2006 is presented below:

                                               Weighted
                                               Average
                                 Non-vested   Fair Value   Aggregate
                                   Number        at        Intrinsic
                                 of Shares    Grant Date     Value
                                 ---------    ----------     -----

Balance - June 30, 2005            1,434,000    $ 3.13
Granted                            1,208,000      3.50
Vested                            (1,060,000)     3.07     $3,254,000
Cancelled                           (173,000)     2.70
Forfeited                            (18,000)     4.69
                               -------------
Balance - June 30, 2006            1,391,000    $ 3.79
                               =============

                       BIOENVISION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Stockholders' Transactions - continued

Warrants:

On August 9, 2004, the Company issued two warrants to a consultant pursuant to which said consultant has the right to purchase 45,000 shares of the Company's common stock at a price of $6.10 per share. The Company recognized approximately $9,000 and $138,000 as consulting expense for years ended June 30, 2006 and 2005, respectively relating to said warrants. All milestones were met as of June 30, 2006 related to said warrants.

On August 4, 2004, the Company issued a warrant to a consultant pursuant to which said consultant has the right to purchase 40,000 shares of the Company's common stock at a price of $7.22 per share upon satisfaction of certain milestones included in the warrant. The Company recognized approximately $75,000 as consulting expense for the year ended June 30, 2005, relating to said warrants. No additional milestones were met during the year ended June 30, 2006.

On June 22, 2004, the Company entered into a consulting agreement pursuant to which consultant will provide certain investor relation services on behalf of the Company. In connection therewith, the Company issued a warrant to said consultant pursuant to which said consultant has the right to purchase 50,000 shares of Company's common stock at a price of $8.25 per share upon the completion of certain milestones, as set forth in such agreement. All milestones were met as of June 30, 2005 and the Company recognized approximately $243,000 as consulting expense for the year then ended.

During the year ended June 30, 2006, certain warrant holders of the Company exercised their warrants to acquire 406,472 shares of the Company's common stock, in which the Company received proceeds of approximately $720,000 from the exercise of such warrants. During the year ended June 30, 2005, certain warrant holders of the Company exercised their warrants to acquire 1,598,411 shares of the Company's common stock. The Company received proceeds of approximately $3,279,000 during the year ended June 30, 2005 from the exercise of these warrants. During the year ended June 30, 2004, certain warrant holders of the Company exercised their warrants to acquire 1,283,334 shares of the Company's common stock. The Company received proceeds of approximately $2,511,000 from the exercise of these warrants.

Receivable from Stockholder:

Subsequent to the exercise of an option by a former member of management on September 27, 2005, the Company became aware of the statutorily required withholding taxes due to the UK tax regulatory authority. In order to maintain compliance with the UK tax regulatory authority, the Company remitted the taxes due on behalf of the former employee in January 2006 and, in return, received a promissory note from the former member of management dated November 28, 2005 for $341,000. The payment of these taxes was not part of the option agreement. The Company has classified such note as a receivable from stockholder in the equity section of the consolidated balance sheet.

Note 8 -  Geographic Information

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

    Region
                                  2006             2005             2004
                                  ----             ----             ----
    United States              $ 1,929,527      $ 3,373,547     $ 2,929,719
    United Kingdom               3,379,545        1,277,627         172,495
                               -----------      -----------     -----------
         Total Revenues        $ 5,309,072      $ 4,651,174     $ 3,102,214
                               ===========      ===========     ===========

                       BIOENVISION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Commitments and Contingencies

Leases:

The Company leases office space for its New York, New York headquarters under a non-cancelable operating lease expiring on December 29, 2009 and office space in Edinburgh, Scotland under a lease agreement for its subsidiary Bioenvision Ltd. which expires February 29, 2008. Rent expense for both facilities in the aggregate for the years ended June 30, 2006, 2005 and 2004 was approximately $680,000, $421,000 and $421,000, respectively. Further, the Company leases two vehicles under leases which expire November 29, 2008 and one set to expire February 28, 2007. Lease expense was approximately $49,000, $34,000 and $37,000 for the years ended June 30, 2006, 2005 and 2004, respectively. At June 30, 2006, total minimum rentals under operating leases with initial or remaining non-cancelable lease terms of more than one year were approximately:

                    Year ended June 30,

                  2007           $  1,234,000

                  2008                820,000

                  2009                372,000

                  2010                179,000
                                     --------

                                 $  2,605,000
                                 ============
Litigation:

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

                       BIOENVISION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Quarterly Financial Data (Unaudited)


2006                              Quarter Ended   Quarter Ended  Quarter Ended    Quarter Ended
                                    9/30/2005      12/31/2005      3/31/2006       6/30/2006
                                    ---------      ----------      ---------       ---------
Revenue                             $670,218       $1,091,307      $1,741,095      $1,806,452

Loss from operations               (5,200,736)    (4,197,037)     (8,591,790)     (7,653,095)

Net loss                           (4,804,592)    (3,793,862)     (8,138,302)     (7,162,007)

Net loss applicable to
shareholders                      $(4,889,660)   $(3,878,931)    $(8,221,521)    $(7,246,151)
                                   -----------    -----------     -----------     -----------

Basic and diluted net loss
applicable to shareholders per
share                               $ (0.12)        $ (0.10)        $ (0.20)        $ (0.18)


2005                                9/30/2004      12/31/2004      3/31/2005       6/30/2005
                                    ---------      ----------      ---------       ---------

Revenue                            $1,085,328     $1,175,923      $1,398,969         $990,954

Loss from operations               (3,149,988)    (4,061,409)     (3,257,875)     (14,461,351)

Net loss                           (3,094,551)    (4,004,831)     (3,072,410)     (14,090,993)

Net loss applicable to
shareholders                      $(3,220,892)   $(4,115,206)    $(3,155,629)    $(14,175,137)
                                   -----------    -----------     -----------    ------------

Basic and diluted net loss
applicable to shareholders per
share                               $ (0.11)        $ (0.14)        $ (0.08)        $ (0.38)


The quarterly net loss per share applicable to common stockholders amounts are rounded to the nearest cent. Annual net loss per share applicable to common stockholders may vary depending on the effect of such rounding.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM





The Board of Directors and Stockholders of Bioenvision, Inc.:


In connection with our audit of the consolidated financial statements of Bioenvision, Inc as of and for the year ended June 30, 2006, we also audited the 2006 consolidated financial statement Schedule II. In our opinion, the 2006 financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


/s/ J.H. Cohn LLP

Roseland, New Jersey
August 21, 2006

          REPORT OF PRIOR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




Board of Directors and Stockholders of
   Bioenvision, Inc. and Subsidiaries


We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of Bioenvision, Inc. and Subsidiaries referred to in our report dated September 16, 2004, which is included in the Annual Report on Form 10K for the year ended June 30, 2006. Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule II is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



/s/ Grant Thornton LLP

New York, New York
September 16, 2004

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                    Years Ended June 30, 2006, 2005 and, 2004


                                                       Balance at     Charged to       Write-offs       Loss on    Balance at
                                                      Beginning of     Cost and      To Accounts and    Foreign      End of
                                                         Period         Expense        Recoveries      Exchange      Period
                                                         ------         -------        ----------      --------      ------
                  Allowance for doubtful accounts
                  -------------------------------
                                         June 30,
                                             2006      $ 869,220       $  25,564       $        -      $ 3,930     $ 898,714
                                             2005      $       -       $ 869,220       $        -      $     -     $ 869,220
                                             2004      $       -       $       -       $        -      $     -     $       -

          Deferred tax asset valuation allowance

                                         June 30,
                                             2006   $ 14,178,975    $ 10,452,291 (1)   $         -     $     -   $24,631,266
                                             2005   $  2,893,873    $ 11,285,102 (1)   $         -     $     -   $14,178,975
                                             2004   $    396,693    $  2,498,180 (1)   $         -     $     -   $ 2,893,873





(1) Reflects the increase in the valuation allowance associated with net operating losses of the Company.