Form 10-Q
period 2006-09-30
BIOENVISION INC
filed 2006-11-09
CIK 1028205

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
         (Mark One)

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 2006

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                            Commission File # 0-24875

                                BIOENVISION, INC.
               (Exact name of issuer as specified in its charter)


                Delaware                                13-4025857
                ----------------                          -------------
      State or other jurisdiction                       IRS Employer ID No.
     of incorporation or organization

                 345 Park Avenue, 41st Floor, New York, NY 10154
                 -----------------------------------------------
                    (Address of principal executive offices)

                                 (212) 750-6700
                                 --------------
                           (Issuer's Telephone Number)

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

Large accelerated filer ___   Accelerated filer _X_   Non accelerated filer ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes___ No__X__

As of October 19, 2006, there were 41,458,616 shares of the issuer's common stock, par value $.001 per share (the "Common Stock") outstanding.

                                 C O N T E N T S



PART I  FINANCIAL INFORMATION                                              Page
                                                                           ----
Item 1.   Consolidated Financial Statements

Condensed Consolidated Balance Sheets -
As of September 30, 2006 (Unaudited) and June 30, 2006                       2

Condensed Consolidated Statements of Operations (Unaudited) -
For the three months ended September 30, 2006 and 2005                       3

Condensed Consolidated Statement of Stockholders' Equity (Unaudited) -
For the three months ended September 30, 2006                                4

Condensed Consolidated Statements of Comprehensive Loss (Unaudited) -        4
For the three months ended September 30, 2006 and 2005

Condensed Consolidated Statements of Cash Flows (Unaudited) -
For the three months ended September 30, 2006 and 2005                       5

Notes to Condensed Consolidated Financial Statements (Unaudited)             6

Item 2.  Management's Discussion and Analysis of Financial Condition        13
 and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk          18

Item 4.  Controls and Procedures                                            18

PART II   OTHER INFORMATION

Item 1.  Legal Proceedings                                                  19

Item 1A.  Risk Factors                                                      19

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds        19

Item 3.  Defaults Upon Senior Securities                                    19

Item 4.  Submission of Matters to a Vote of Security Holders                19

Item 5.  Other Information                                                  19

Item 6.  Exhibits                                                           20

SIGNATURES

                       BIOENVISION, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                  September 30,                June 30,
                                                                                      2006                       2006
                                                                                 --------------               ----------
                                 ASSETS                                            (unaudited)                 (Note 1)

Current assets
    Cash and cash equivalents                                                    $  4,215,118              $     3,377,937
    Short-term securities                                                          31,562,264                   41,637,106
    Accounts receivable, less allowances of $899,000                                3,233,091                    2,369,446
    Inventories                                                                       425,402                      427,514
    Other current assets                                                            1,460,491                      844,810
                                                                              ---------------                -------------
        Total current assets                                                       40,896,366                   48,656,813

Property and equipment, net                                                           288,193                      273,632
Intangible assets, net                                                              7,337,322                    7,549,520
Goodwill                                                                            1,540,162                    1,540,162
Other assets                                                                          897,051                      706,840
Deferred costs                                                                      3,463,197                    3,523,497
                                                                                 ------------                -------------
        Total assets                                                             $ 54,422,291              $    62,250,464
                                                                                 ============               ==============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities
    Accounts payable                                                          $     3,154,171             $      1,557,507
    Accrued expenses                                                                8,064,329                    6,464,445
    Accrued dividends payable                                                          57,328                       56,404
    Deferred revenue                                                                  513,662                      513,662
                                                                                 ------------                -------------
        Total current liabilities                                                  11,789,490                    8,592,018

Other liabilities                                                                     703,074                            -
Deferred revenue                                                                    6,942,306                    7,070,725
                                                                                    ---------                -------------
        Total liabilities                                                          19,434,870                   15,662,743
                                                                               --------------               --------------

Commitments and contingencies

 Stockholders' equity
    Convertible participating preferred stock - $0.001 par value;
    20,000,000 shares authorized; 2,250,000 shares issued and                           2,250                       2,250
      outstanding at September 30, 2006 and June 30, 2006 (liquidation preference $6,750,000)
    Common stock - par value $0.001; 70,000,000 shares authorized;                     41,459                      41,457
      41,458,616 and 41,456,616 shares issued and outstanding at
      September 30, 2006 and June 30, 2006, respectively
    Additional paid-in capital                                                    134,229,990                 133,604,996
    Accumulated deficit                                                           (98,778,030)                (86,567,268)
    Receivable from stockholder                                                      (300,000)                   (340,606)
    Accumulated other comprehensive loss                                             (208,248)                   (153,108)
                                                                          --------------------            ----------------

         Total stockholders' equity                                                34,987,421                  46,587,721
                                                                          -------------------           -----------------

         Total liabilities and stockholders' equity                          $     54,422,291             $    62,250,464
                                                                             ================             ===============

The accompanying notes are an integral part of these financial statements.

                       BIOENVISION, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                                     Three months ended
                                                                                        September 30,
                                                                                2006                  2005
                                                                             -------             -------------

Revenue
    Product sales                                                             $  1,874,494       $     194,996
    Licensing and royalty revenue                                                  990,078             400,130
    Research and development contract revenue                                            -              75,092
                                                                               -----------        ------------

Total revenue                                                                    2,864,572             670,218
                                                                               -----------        ------------

Costs and expenses
    Cost of products sold, including royalty expense of $361,000 and               422,728             328,291
    $201,000 for the three months ended September 30, 2006 and 2005, respectively

    Research and development                                                     9,269,582           2,430,918

    Selling, general and administrative                                          5,468,891           2,887,462

    Depreciation and amortization                                                  241,700             224,283
                                                                               -----------         -----------

Total costs and expenses                                                        15,402,901           5,870,954
                                                                              ------------         -----------

Loss from operations                                                           (12,538,329)         (5,200,736)

Interest and finance charges                                                       (47,684)            (66,761)
Interest income                                                                    460,319             462,905
                                                                              ------------       -------------

Net loss                                                                       (12,125,694)         (4,804,592)

Preferred stock dividend                                                           (85,068)            (85,068)
                                                                              -------------      -------------

Loss applicable to common stockholders                                       $ (12,210,762)        $(4,889,660)
                                                                             ==============        ============


Basic and diluted net loss per share applicable to common stockholders            $  (0.29)           $  (0.12)
                                                                              =============      =============


Weighted average shares used in computing                                       41,456,942          40,572,626
    basic and diluted net loss per share                                      ============        ============


The accompanying notes are an integral part of these financial statements.

                       BIOENVISION, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006
                                   (unaudited)

                                                                                                            Accumulated
                                                                    Additional                  Receivable     Other       Total
                              Convertible                                                                   Comprehensi
                             Participating        Common Stock                                                  ve
                            Preferred Stock                          Paid-in      Accumulated      from                Stockholders'
                            Shares    Amount     Shares   Amount     Capital        Deficit     Stockholder    Loss        Equity
                            ------    ------     ------   ------     -------        -------     -----------    ----        ------

 Balance at July 1, 2006   2,250,000  $ 2,250  41,456,616 $ 41,457 $133,604,996  $ (86,567,268) $ (340,606) $ (153,108) $46,587,721

Net loss for the period                                                            (12,125,694)                         (12,125,694)
Cumulative preferred
stock dividend                                                                         (85,068)                             (85,068)

Currency translation
adjustment                                                                                                     (55,140)     (55,140)

Due from stockholder                                                                                40,606                   40,606

Employee and board of
director stock-based
compensation                                                            622,496                                             622,496
Warrants exercised for
common stock                                        2,000        2        2,498                                               2,500
                         ----------- -------- ----------- -------- ------------ --------------- ----------- ----------- -----------
 Balance at September 30,
           2006            2,250,000  $ 2,250  41,458,616 $ 41,459 $134,229,990  $ (98,778,030) $ (300,000) $ (208,248) $34,987,421
                         =========== ======== =========== ======== ============ =============== =========== =========== ============



             CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                   (unaudited)



                                                     Three months ended
                                                        September 30,
                                                  2006                2005
                                                  ----                ----
   Loss applicable to common stockholders    $ (12,210,762)       $ (4,889,660)
   Foreign currency translation loss               (55,140)            (49,440)
                                             --------------       -------------

   Comprehensive Loss                        $ (12,265,902)       $ (4,939,100)
                                             ==============       =============


The accompanying notes are an integral part of these financial statements.

                       BIOENVISION, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                                         Three months ended
                                                                                            September 30,
                                                                                    2006                      2005
                                                                                ------------              ------------

 Cash flows from operating activities:
     Net loss                                                                   $(12,125,694)             $(4,804,592)
     Adjustments to reconcile net loss to net
        cash used in operating activities
          Depreciation and amortization                                              241,700                  224,283
          Stock-based compensation                                                   622,496                  481,748
          Deferred revenue                                                          (128,418)                (124,652)
          Deferred costs                                                              60,300                   57,791
          Changes in operating assets and liabilities:
              Accrued interest on investments                                       (428,619)                (287,498)
              Accounts receivable                                                   (775,451)                 363,380
              Inventories                                                             15,414                  (91,406)
              Other current assets                                                  (597,774)                (443,113)
              Other assets                                                          (173,308)                       -
              Accounts payable and accrued expenses                                3,015,713                  883,027
              Other liabilities                                                      703,074                        -
                                                                              --------------            -------------

                     Net cash used in operating activities                        (9,570,567)              (3,741,032)

 Cash flows from investing activities:
     Additions to intangible assets                                                        -                 (103,586)
     Capital expenditures                                                            (41,692)                 (35,576)
     Redemption of short-term securities                                          10,503,461                        -
     Purchase of short-term securities                                                     -              (15,174,642)
                                                                              --------------            --------------

                     Net cash provided by (used in) investing activities          10,461,769              (15,313,804)

 Cash flows from financing activities:
     Proceeds from exercise of options and warrants                                    2,500                        -
     Due from shareholder                                                             40,606                        -
     Dividends paid                                                                  (84,144)                 (84,144)
                                                                              ---------------           --------------

                     Net cash used in financing activities                           (41,038)                 (84,144)

 Effect of exchange rates on cash and cash equivalents                               (12,983)                 (59,793)
                                                                              ---------------           --------------
 Net increase (decrease) in cash and cash equivalents                                837,181              (19,198,773)

 Cash and cash equivalents, beginning of period                                    3,377,937               31,407,533
                                                                                ------------            -------------

 Cash and cash equivalents, end of period                                       $  4,215,118              $12,208,760
                                                                                ============              ===========



The accompanying notes are an integral part of these financial statements.

                       BIOENVISION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1 - Basis of Presentation

Description of Business

The Company is a product-oriented biopharmaceutical company primarily focused upon the acquisition, development, distribution and marketing of compounds and technologies for the treatment of cancer, autoimmune disease and infection. Its product pipeline includes Evoltra(R) (Clofarabine), Modrenal(R) (for which Bioenvision has obtained regulatory approval for marketing in the United Kingdom for the treatment of post-menopausal breast cancer following relapse to initial hormone therapy), and certain anti-infective technologies including the OLIGON(R) technology; an advanced biomaterial that has been incorporated into various Federal Drug Administration, or FDA, approved medical devices and Suvus(R), an antimicrobial agent currently in clinical development for refractory chronic hepatitis C infection.

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the condensed consolidated financial position of the Company as of September 30, 2006, the condensed consolidated statements of operations for the three months ended September 30, 2006 and 2005, the condensed consolidated statement of stockholders' equity for the three months ended September 30, 2006, and the condensed consolidated statements of cash flows for the three months ended September 30, 2006 and 2005.

The condensed consolidated balance sheet at June 30, 2006 has been derived from the audited consolidated financial statements at that date, but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Form 10-K filed by the Company for the year ended June 30, 2006.

The condensed consolidated results of operations for the three months ended September 30, 2006 and 2005 are not necessarily indicative of the results to be expected for any other interim period or for the full year. Certain reclassifications of balances previously reported have been made to conform to the current presentation.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, of the provisions of SFAS 157.

On September 13, 2006, the Securities and Exchange Commission "SEC" issued Staff Accounting Bulleting No. 108 ("SAB 108"). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, companies might evaluate the materiality of financial statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company's balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The Company has analyzed SAB 108 and determined that it will have no impact on the reported results of operations or financial condition of the Company.

NOTE 2 - Accounting for Stock-based Compensation

On July 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123 (R)"), requiring the Company to recognize expense related to the fair value of stock-based compensation. The modified prospective transition method was used as allowed under SFAS 123 (R). Under this method, the stock-based compensation expense includes: (a) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, "Accounting for Stock-Based Compensation"; and (b) compensation expense for all stock-based compensation awards granted subsequent to July 1, 2005, based on

                       BIOENVISION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 2 - Accounting for Stock-based Compensation - continued

the grant date fair value estimated in accordance with the provisions of SFAS 123 (R). Prior to the adoption of SFAS 123 (R), the Company had accounted for stock-based compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees", as permitted by SFAS 123. Under APB Opinion No. 25, no stock-based employee compensation cost was reflected in reported net loss, when options granted to employees have an exercise price equal to or greater than the market value of the underlying common stock at the date of grant.

Upon adoption of SFAS 123 (R), beginning July 1, 2005, the Company reversed the unrecognized deferred compensation costs associated with options granted to certain employees of approximately $136,000 with a corresponding reduction to the Company's additional paid-in capital. The Company also no longer re-measures the intrinsic value of the 380,000 re-priced options granted to an officer of the Company. The Company recognizes compensation expense for stock option awards to employees based on their grant-date fair value. The Company recorded, as a component of net loss, employee stock-based compensation expense of $614,000 and $459,000 for the three months ended September 30, 2006 and 2005, respectively. As of September 30, 2006, the total compensation cost related to unvested equity awards granted to employees but not yet recognized is approximately $3,460,000. There were no option grants to employees during the three months ended September 30, 2006. The weighted average fair value per share for stock options granted to employees during the three months ended September 30, 2005 was $4.64. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model which incorporates the following weighted average assumptions:

                                                 Three Months Ended
                                                   September 30,
                                               ---------------------
                                                        2005
                                               ---------------------
Risk-free interest rate                            3.99%-4.07%
Expected weighted average term (in years)              3.5
Expected weighted average volatility                   80%
Expected dividend yield                                 0%

As required by SFAS 123 (R), management made an estimate of expected forfeitures for all unvested awards and is recognizing compensation costs only for those equity awards expected to vest. This cost will be amortized on a straight-line basis over the remaining weighted average vesting period of 1.7 years.

A summary of the Company's stock option activity for options issued to employees and related information follows:

                                                                            Weighted
                                                                            Average
                                                            Weighted        Remaining        Aggregate
                                            Number           Average       Contractual       Intrinsic
                                           of Shares      Exercise Price      Life            ValueR
                                           ---------      --------------      ----            ------

Balance - June 30, 2006                      4,641,000      $      4.24       4.44       $  11,270,000
Granted                                              -
Exercised                                            -
Cancelled                                            -
Forfeited                                     (10,000)             8.05
                                              --------
Balance - September 30, 2006                 4,631,000             4.23       6.88       $  11,228,000
                                             =========

Exercisable - September 30, 2006             3,253,000      $      3.09       6.09       $   6,009,000

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS 123 (R) and EITF No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services." Under EITF No. 96-18, where the fair value of the equity instrument is more reliably measurable than the fair value of services received, such services will be valued based on the fair value of the equity instrument.

                       BIOENVISION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 3 - Accounts Receivable

Our accounts receivable are primarily due from wholesale distributors and our co-development partners. One customer comprises approximately 21% and 52% of revenues earned for the three months ended September 30, 2006 and 2005, respectively. Based on our evaluation of the collectibility of the accounts receivable due from this customer, we believe that the balance relating to research and development reimbursements may not be collectible and, therefore, have reserved this balance at September 30, 2006. Another customer comprises approximately 52% and 0% of revenues earned for the three months ended September 30, 2006 and 2005, respectively.

NOTE 4 - Inventories

Inventories are stated at the lower of cost or market, with cost being determined under the first-in, first-out method. We only capitalize inventory that is produced for commercial sale. Manufacturing costs incurred to produce clofarabine prior to approval were recorded as research and development costs. The Company periodically reviews inventory on hand. Items considered outdated or obsolete are reduced to their estimated net realizable value.

                                  September 30,     June 30,
                                     2006             2006
                                     ----             ----

    Raw materials                 $        -      $  118,213
    Work-in-progress                 338,797         180,048
    Finished goods                    86,605         129,253
                                  ----------      ----------

    Total inventories             $  425,402      $  427,514
                                  ==========      ==========



NOTE 5 - Intangible Assets

Intangible assets at September 30, 2006 and June 30, 2006 are as follows:


                                            September 30,          June 30,
                                                2006                 2006
                                                ----                 ----

Patents and licensing rights                $9,382,450           $9,382,450
Other intangible assets                        298,505              298,505
                                           -----------          -----------
                                             9,680,955            9,680,955
Less:  accumulated amortization            (2,343,633)          (2,131,435)
                                           -----------          -----------

Total intangible assets, net                $7,337,322           $7,549,520
                                            ==========           ==========


Amortization of patents, licensing rights and other intangible assets amounted to approximately $212,000 and $201,000 for the three months ended September 30, 2006 and 2005, respectively, and are amortized over periods generally ranging from 1-20 years. Amortization for each of the next five fiscal years will amount to approximately $800,000 annually.

                       BIOENVISION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 6 - Accrued Expenses

Below is a breakdown of our accrued expenses at September 30, 2006 and June 30, 2006.

                                            September 30,           June 30,
                                               2006                  2006
                                               ----                  ----

Accrued research and development            $5,302,882           $4,389,951
Accrued professional fees                      370,666              493,924
Accrued compensation fees                      670,451              702,097
Accrued other                                1,720,330              878,473
                                           -----------             --------

Total accrued expenses                      $8,064,329           $6,464,445
                                            ==========           ==========


Accrued research and development expenses include amounts relating to clinical trials, pre-clinical operating costs and amounts due on the license to develop, manufacture, market, distribute and sell Evoltra(R) in Japan and Southeast Asia. Accrued other includes inventories, marketing costs, royalties due on product sales and other operating expense accruals.

NOTE 7 - Comprehensive Loss

Our comprehensive loss includes loss applicable to common stockholders and unrealized gains (losses) from foreign currency translations to the US dollar, the reporting currency of the Company. The functional currency of Bioenvision Limited, the Company's wholly-owned subsidiary, organized under the laws of the United Kingdom with offices in Edinburgh, Scotland, is the Pound Sterling. We translate assets and liabilities to their US dollar equivalents at rates in effect at the balance sheet date and record translation adjustments in accumulated other comprehensive loss. We translate statement of operations accounts at average rates for the period.

NOTE 8 - Net Loss Per Share of Common Stock Applicable to Common Stockholders

We compute loss per common share in accordance with SFAS No. 128, "Earnings Per Share" ("SFAS 128"). Basic net loss per share is calculated by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common shares and potentially dilutive common shares outstanding during the periods. As the Company incurred net losses for the three months ended September 30, 2006 and 2005, the basic earnings per share equals the diluted earnings per share. Options and warrants to purchase 11,451,480 and 11,234,314 shares of common stock have not been included in the calculation of net loss per share for the three months ended September 30, 2006 and 2005, respectively, as their effect would have been anti-dilutive. Additionally, convertible participating preferred stock that is convertible into 4,500,000 shares of common stock have not been included in the calculation of net loss per share for each of the three months ended September 30, 2006 and 2005, as their effect would have been anti-dilutive.

NOTE 9 - Geographic Information

We have one operating segment and define geographical regions as countries in which we operate. Our corporate headquarters in the United States collects licensing, royalties and research & development contract revenue from our arrangements with external customers and our co-development partners. Our wholly-owned subsidiary, Bioenvision Limited, is located in the United Kingdom and manages our product sales. The following table reconciles our revenues by geographic region to the consolidated total:

                             Three Months Ended       Three Months Ended
                                September 30,            September 30,
                          -------------------------------------------------
                                    2006                     2005
                          -------------------------------------------------
United States                     $     990,078            $ 400,130
United Kingdom                        1,874,494              270,088
                                  -------------            ---------

Total Revenue                     $   2,864,572            $ 670,218
                                  =============            =========

                       BIOENVISION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 10 - Short-term Financing

During the three months ended September 30, 2006, the Company borrowed $5,000,000 in conjunction with a promissory note signed with our financial institution. All amounts drawn were fully repaid as of September 30, 2006.

NOTE 11 - License and Co-Development Agreements

Clofarabine (Evoltra(R))

The Company has a license from SRI to develop, manufacture, market, distribute and sell a class of purine nucleoside analogs which, based on third-party studies conducted to date, may be effective in the treatment of leukemia, lymphoma and certain solid tumor cancers. The lead compound of these purine-based nucleosides is known as clofarabine (Evoltra(R)). The Company received regulatory approval for Evoltra(R) from the European Medicines Agency on May 31, 2006 under the centralized approval process for treatment of acute lymphoblastic leukemia, or ALL, in pediatric patients who have relapsed or are refractory to at least two prior regimens of treatment.

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

To facilitate the development of Evoltra(R) in March 2001, the Company entered into a co-development agreement with ILEX Oncology, Inc. ("ILEX"), our sub-licensor until it was acquired by Genzyme Corporation ("Genzyme") on December 21, 2004, for the development of Evoltra(R) in cancer indications. Under the terms of the co-development agreement, Genzyme is required to pay all development costs in the United States and Canada, and 50% of approved development costs worldwide outside the U.S. and Canada (excluding Japan and Southeast Asia), in each case, for the development of Evoltra(R) in cancer indications. Currently, the Company has billed but not recorded approximately $4,600,000 of revenue relating to the reimbursement from our co-development partner for certain of our ongoing research costs in the development of Evoltra(R) outside the United States. If and when the Company has determined that collectibility is reasonably assured, the Company will record the revenue. Genzyme is responsible for conducting all clinical trials and the filing and prosecution of applications with applicable regulatory authorities in the United States and Canada for certain cancer indications. The Company retains the right to handle those matters in all territories outside the United States and Canada and retains the right to handle these matters in the U.S. and Canada in all non-cancer indications. The Company retained the exclusive manufacturing and distribution rights in Europe and elsewhere worldwide, except for the United States and Canada. Under the co-development agreement, Genzyme will have certain rights if it performs its development obligations in accordance with that agreement. The Company is required to pay Genzyme a royalty on direct sales outside the U.S., Canada, Japan and Southeast Asia. In turn, Genzyme, which would have U.S. and Canadian distribution rights in cancer indications, is paying the Company a royalty on sales in the U.S. and Canada. Under the terms of the co-development agreement, Genzyme also pays royalties to SRI based on certain milestones. The Company also is obligated to pay certain royalties to SRI with respect to Evoltra(R).

The Company received a nonrefundable upfront payment of $1,350,000 when it entered into the co-development agreement with Genzyme and received an additional $3,500,000 in December 2003 when it converted Genzyme's option to market clofarabine in the U.S. into a sublicense. Upon Genzyme's filing the New Drug Application (NDA) for clofarabine with the FDA, the Company received an additional (i) $2,000,000 in April 2004 and (ii) $2,000,000 in September 2004. The Company deferred the upfront payment and recognized revenues ratably, on a straight-line basis over the related service period. The Company has deferred the milestone payments received to date and recognizes revenues ratably, on a straight-line basis over the related service period, through March 2021. For each of the three months ended September 30, 2006 and 2005, the Company recognized revenues of approximately $110,000 in connection with the milestone payments received to date.

Deferred costs include royalty payments that became due and payable to SRI upon the Company's execution of the co-development agreement with Genzyme. The Company defers all royalty payments made to SRI and recognizes these costs ratably, on a straight- line basis over the related service period, concurrent with the revenue that is recognized in connection with these research and development costs through 2021. The Company recognized approximately $55,000 for each of the three months ended September 30, 2006 and 2005.

                       BIOENVISION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 11 - License and Co-Development Agreements - continued

In September 2006, the Company obtained the exclusive license to develop, manufacture, market, distribute and sell Evoltra(R) in Japan and Southeast Asia. We made an initial payment of $2,500,000 cash to SRI upon execution of this agreement and are obligated to pay SRI additional milestone payments and royalties during the term of this agreement.

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

The Company received a nonrefundable upfront payment of $1,250,000 when it entered into the License and Sublicense Agreement with Dechra Pharmaceuticals in May 2003. The Company deferred the upfront payment and recognizes revenues ratably, on a straight-line basis over the related service period, currently through September 2022. The Company recognized revenues of approximately $15,000, respectively, in connection with the upfront payment from Dechra for each of the three months ended September 30, 2006 and 2005.

Deferred costs include royalty payments that became due and payable to Stegram Pharmaceuticals Ltd. upon the Company's execution of the License and Sub-License Agreement with Dechra in May 2003. The Company defers all royalty payments made to Stegram and recognizes these costs ratably, on a straight-line basis concurrent with revenue that is recognized in connection with the Dechra agreement. Research and development costs related to this agreement include approximately $3,000 for each of the three months ended September 30, 2006 and 2005.

NOTE 12 - Marketing and Distribution Agreements

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

NOTE 13 - Stockholders' Transactions

Stock Options

The Company grants stock options to members serving on the Board of Directors. The Company recognized $8,800 and $14,000 as consulting expense during the three months ended September 30, 2006 and 2005, respectively, related to such options granted.

There were no options exercised for the three months ended September 30, 2006. During the three months ended September 30, 2005, certain non-employee holders of options exercised pursuant to the cashless exercise feature available to such option holders and the Company issued approximately 191,196 shares of its common stock in connection therewith.

Warrants

On August 4, 2004, the Company issued a warrant to a consultant pursuant to which said consultant has the right to purchase 40,000 shares of the Company's common stock at a price of $7.22 per share, of which 20,000 warrants vested immediately and 20,000 vest upon satisfaction of certain milestones included in the warrant. No milestones were met during the three months ended September 30, 2006 and 2005.

On August 9, 2004, the Company issued two warrants to a consultant pursuant to which said consultant has the right to purchase an aggregate of 45,000 shares of the Company's common stock at a price of $6.10 per share. The Company recognized consulting expense of approximately $0 and $9,000 for the three months ended September 30, 2006 and 2005, respectively. All milestones were

                       BIOENVISION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 13 - Stockholders' Transactions - continued

met as of September 30, 2005 related to said warrants.

During the three months ended September 30, 2006, certain warrant holders exercised their warrants to acquire 2,000 shares of the Company's common stock. The Company received proceeds of approximately $2,500 from the exercise of such warrants. During the three months ended September 30, 2005, certain warrant holders exercised their warrants to acquire 10,619 shares of the Company's common stock. The Company received proceeds of approximately $76,000 from the exercise of such warrants.

Shareholder Receivable

Subsequent to the exercise of an option by a former member of management on September 27, 2005, the Company became aware of the statutorily required withholding taxes due to the UK tax regulatory authority. In order to maintain compliance with the UK tax regulatory authority, the Company remitted the taxes due on behalf of the former employee in January 2006 and, in return, received a promissory note from the former member of management dated November 28, 2005 for $340,606, of which $40,606 has been collected. The payment of these taxes was not part of the option agreement. The Company has classified such note as a shareholder receivable in the equity section of the condensed consolidated balance sheets.

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

        We are a product-oriented biopharmaceutical company primarily focused upon the acquisition, development, distribution and marketing of compounds and technologies for the treatment of cancer, autoimmune disease and infection. Our product pipeline includes Evoltra(R) (Clofarabine), Modrenal(R) (for which Bioenvision has obtained regulatory approval for marketing in the United Kingdom for the treatment of post-menopausal breast cancer following relapse to initial hormone therapy), and certain anti-infective technologies including the OLIGON(R) technology; an advanced biomaterial that has been incorporated into various FDA approved medical devices and Suvus(R), an antimicrobial agent currently in clinical development for refractory chronic hepatitis C infection.

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

   In September of 2006, the Company exercised its option from SRI to obtain an exclusive license to the patents and technology relating to Evoltra(R) to develop and commercialize products in Japan and Southeast Asia.

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

   Bioenvision holds an exclusive worldwide license for clofarabine. Bioenvision granted an exclusive sublicense to Genzyme to co-develop clofarabine for cancer indications in the US and Canada. Genzyme is commercializing clofarabine for certain cancer indications in the US and Canada under the brand name Clolar(R). Bioenvision holds an exclusive license in the US and Canada for all non-cancer indications. Bioenvision originally obtained clofarabine development and commercialization rights under patents held by Southern Research Institute.

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

   We anticipate that revenues derived from Evoltra(R) will permit us to further develop the other products currently in our product pipeline. In addition to clofarabine and Modrenal(R), we are performing development work Suvus(R) for the treatment of Hepatitis C. The work to date on these compounds has been limited because of the need to concentrate on Evoltra(R), but management believes these compounds have potential value. With Suvus(R) the Company has commenced a phase II clinical trial in patients with hepatitis C viral infection. We have had discussions with potential product co-development partners from time to time, and plan to continue to explore the possibilities for co-development and sub-licensing in order to implement our development plans. In addition, we believe that some of our products may have applications in treating non-cancer conditions in humans and in animals. Those conditions are outside our core business focus and we do not presently intend to devote a substantial portion of our resources to addressing those conditions.

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

Results of Operations

     The Company recorded revenue for the three months ended September 30, 2006 and 2005 of approximately $2,865,000 and $670,000 respectively, representing an increase of approximately $2,195,000. This increase is primarily due to increased product sales of $1,679,000 as a result of Evoltra's approval in Europe.

     The cost of products sold for the three months ended September 30, 2006 and 2005 were approximately $423,000 and $328,000, respectively, representing an increase of approximately $95,000. The cost of products sold reflects the direct costs associated with our sales of Modrenal(R) and includes royalty expense of $361,000 and $201,000 for the three months ended September 30, 2006 and 2005 respectively. The direct costs associated with clofarabine sales have been expensed in periods prior to the E.U. approval.

     Research and development costs for the three months ended September 30, 2006 and 2005 were approximately $9,270,000 and $2,431,000, respectively, representing an increase of approximately $6,839,000. Our research and development costs include costs associated with the six products shown in the table below, three of which the Company currently devotes time and resources:


                                       Three Months Ended
                                         September 30,
Product                              2006              2005
                                     ----              ----

Evoltra(R)                        $ 8,483,000      $ 2,138,000

Modrenal(R)                           773,000          236,000

Suvus(R)                              14,000           57,000

Velostan                                    -                -

OLIGON(R)                                   -                -

Gene Therapy                                -                -
                                  -----------      -----------
Total                             $ 9,270,000      $ 2,431,000
                                  ===========      ===========

     Evoltra(R) research and development costs for the three months ended September 30, 2006 and 2005 were approximately $8,483,000 and $2,138,000 respectively, representing an increase of approximately $6,345,000. This substantial increase is primarily due to approximately $4,000,000 of costs recorded in connection with the acquisition of the Japanese and Southeast Asian rights to Evoltra(R) which occurred in the quarter ended September 30, 2006. Other factors contributing to the increase in R&D costs include an increase in our development activities and clinical trials of Evoltra(R) in Europe, including the process of filing for approval in our first label extension for Evoltra, and certain non-cash expenses incurred for stock-based compensation relating to stock options granted to employees that devote their time to research and development activities.

     Modrenal(R) research and development costs for the three months ended September 30, 2006 and 2005 were approximately $773,000 and $236,000, respectively, representing an increase of $537,000. This increase is due primarily to the costs associated with our Phase II clinical trial in pre-menopausal breast cancer and Phase IV clinical trial in patients with post-menopausal breast cancer, which are each being conducted in the U.K.

     Suvus(R) research and development costs for the three months ended September 30, 2006 and 2005 were approximately $14,000 and $57,000 respectively, representing a decrease of $43,000. The decrease primarily reflects the costs associated with the investigator sponsored Phase II clinical trial conducted in Egypt prior to the quarter ended September 30, 2006.

     There were no research and development costs associated with Velostan for the three months ended September 30, 2006 and 2005 because the Company has been working with its vendors on revising the manufacturing process to develop a raceamic form of the compound for use in the Company's clinical development program. No assurance can be given the Company will be able to create the L-form Velostan required for the clinical development program or, if it can, the timing of such development.

     There was no research and development costs for OLIGON(R) for the three months ended September 30, 2006 and 2005 due to the Company's focus on Evoltra(R) and Modrenal(R) during this period.

     There were no research and development costs associated with Gene Therapy for the three months ended September 30, 2006 and 2005 due to the Company's focus on Evoltra(R) and Modrenal(R) during this period. We anticipate that revenue derived from our two lead drugs, clofarabine and Modrenal(R) will permit us to further develop these products.

     The clinical trials and development strategy for Evoltra(R) and Modrenal(R), in each case, is anticipated to cost several million dollars and will continue for several years based on the number of clinical indications within which we plan to develop these drugs. Currently, management cannot estimate the timing or costs associated with these projects because many of the variables, such as interaction with regulatory authorities and response rates in various clinical trials, are not predictable. Total costs to date for each of our projects is as follows: (i) clofarabine research and development costs have been approximately $31,923,000; (ii) Modrenal(R) research and development costs have been approximately $9,425,000; (iii) Velostan research and development costs have been approximately $380,000; (iv) Suvus research and development costs have been approximately $522,000; (v) OLIGON(R) research and development costs have been approximately $24,000; and (vi) Gene Therapy research and development costs have been approximately $451,000.

     Selling, general and administrative expenses for the three months ended September 30, 2006 and 2005 were approximately $5,469,000 and $2,887,000, respectively, representing an increase of $2,582,000. The increase is primarily due to the an increase in costs associated with the expanded sales and marketing and administrative infrastructure and costs associated with the internal build out of the Company.

     Depreciation and amortization expense for the three months ended September 30, 2006 and 2005 were approximately $242,000 and $224,000, respectively, representing an increase of $18,000.

Liquidity and Capital Resources

     We anticipate that we will continue to incur significant operating losses for the foreseeable future. There can be no assurance as to whether or when we will generate material revenue or achieve profitable operations.

     On September 30, 2006, we had cash and cash equivalents and short term investments totaling, in the aggregate, approximately $35,777,000. Management believes the Company has sufficient cash and cash equivalents, short-term securities and working capital to continue currently planned operations over the next 12 months.

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

     For the three months ended September 30, 2006 and 2005, net cash used in operating activities was approximately $9,571,000 and $3,741,000, respectively, representing an increase of approximately $5,830,000. This increase is primarily due to increased costs associated with (i) our expanded research and development activity, (ii) selling general and administrative expenses, including an increase in costs associated with the expanded sales and marketing and administrative infrastructure and costs associated with the internal build out of the Company and (iii) cash paid for insurance premiums. For the three months ended September 30, 2006 and 2005, net cash provided by (used in) investing activities was approximately $10,462,000 and $(15,314,000), respectively, representing an increase of approximately $25,776,000. This increase is primarily due to the redemption of our certificates of deposit during the period. For the three months ended September 30, 2006 and 2005, net cash used in financing activities was approximately $41,000 and $84,000 representing a decrease of $43,000. This decrease is primarily due to cash received on a promissory note due from a shareholder.

     The Company has the following commitments due over the next five fiscal years:


                              2007          2008          2009         2010           2011

Operating Leases              $ 796,911   $   833,973   $ 372,073    $ 178,570   $          -
Contractual obligations         971,272     1,000,000     250,000      500,000      4,000,000
                          --------------------------------------------------------------------
Total                       $ 1,768,183   $ 1,833,973   $ 622,073    $ 678,570   $  4,000,000
                          ====================================================================

     The contractual obligations relate to minimum payments due for research conducted on Modrenal and minimum royalties due on our licenses.

Off-balance sheet arrangements

     We have no off-balance sheet arrangements.

Other Events

     As described in the Company's current report on Form 8-K, filed on September 18, 2006, on September 12, 2006, the Company entered into a License Agreement (the "Agreement") with SRI pursuant to which SRI granted the Company the exclusive license to its clofarabine patents and technology to develop and commercialize products in Japan, Indonesia, Malaysia, Taiwan, Hong Kong, Singapore, Vietnam, Cambodia, Thailand, Laos, Philippines, and South Korea (collectively, the "Asian Territories"). The Company will be responsible for developing products relating to the license, as well as obtaining regulatory approval for such products, in the Asian Territories, including all associated expense. In consideration for the license, the Company, among other things, paid SRI $2.5 million within two days after the effective date of the Agreement. The Company will also pay SRI $1 million at the time either the Company or its sub-licensee obtains regulatory approval for clofarabine in any country within the Asian Territories. In addition, the Company will pay SRI royalty fees based on a percentage of net sales of its products in the Asian Territories, certain maintenance fees and a percentage of the sub-license revenue it receives. The Agreement will continue in effect unless earlier terminated by either the Company or SRI.

  As described in the Company's current report on Form 8-K, filed on October 11, 2006, effective October 6, 2006, the board of directors (the "Board") of the Company voted to increase the number of directors from 5 to 6. On the same date, the Board, in accordance with the Company's director nomination policy, unanimously approved the election of Joseph P. Cooper as a director of the Company to fill the newly created vacancy on the Board. Mr. Cooper will serve until the 2006 annual meeting of stockholders, and until such time as his successor is duly elected and qualified, or until his earlier resignation or removal. The Board has determined that Mr. Cooper is "independent" under the Nasdaq Global Select Market and Nasdaq Global Market Listing Standards. There is no arrangement or understanding between Mr. Cooper and any other persons pursuant to which he was selected as a director. There are no relationships between Mr. Cooper and the Company or its subsidiaries that would require disclosure pursuant to Item 404(a) of Regulation S-K. In consideration for Mr. Cooper agreeing to serve on the Board, on October 6, 2006, the Company granted him an option to purchase 25,000 shares of the Company's common stock, which will vest in equal portions on the first and second anniversary of the grant date.

Recent Accounting Pronouncements

     In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, of the provisions of SFAS 157.

     On September 13, 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulleting No. 108 ("SAB 108"). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, companies might evaluate the materiality of financial statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company's balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The Company has analyzed SAB 108 and determined that it will have no impact on the reported results of operations or financial condition of the Company.



ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

     Our excess cash is invested in Certificates of Deposit with various short-term maturities. We hold no derivative financial instruments and we do not currently engage in hedging activities. As of September 30, 2006, we do not have any outstanding debt. Accordingly, due to the maturity and credit quality of our investments, we are not subjected to any substantial risk arising from changes in interest rates, currency exchange rates and commodity and equity prices. However, the Company does have some exposure to foreign currency rate fluctuations arising from maintaining an office for the Company's U.K. based, wholly-owned subsidiary which transacts business in the local functional currency. Management periodically reviews such foreign currency risk and to date has not undertaken any foreign currency hedges through the use of forward exchange contracts or options and does not foresee doing so in the near future.

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

Changes in Internal Controls

  During the quarterly period ended September 30, 2006, there have been no changes in our internal controls over financial reporting that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

                       BIOENVISION, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

We are not currently engaged in any legal proceedings.

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

10.24 Employment Agreement between Bioenvision Limited and Hugh Griffith, effective as of October 23, 2002 (18)

10.25 Employment Agreement between Bioenvision Limited and Ian Abercrombie, effective as of January 6, 2003 (18)

10.26 Amendment # 2 to the Co-Development Agreement between Bioenvision and ILEX Oncology, Inc. dated December 30, 2003.(21)

10.27 Amendment to the Co-Development Agreement between Bioenvision, Inc. and SRI, dated as of March 12, 2001.(21)

10.28 Letter Agreement For Co-Development Of An Oral Clofarabine Formulation and First Amendment to Co-Development Agreement ated March 12, 2001 between Bioenvision, Inc. and ILEX.
                    (21)

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

10.33 Clofarabine Marketing and Development Agreement, by and between Bioenvision Inc. and Mayne Pharma Limited, dated March 24, 2006 (24)

10.34* License Agreement by and between Southern Research Institute and Bioenvision, Inc., dated September 12, 2006



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

16.1 Letter from Graf Repetti & Co., LLP to the Securities and Exchange Commission, dated September 30, 1999. (9)

16.2 Letter from Ernst & Young LLP to the Securities and Exchange Commission, dated July 6, 2001. (10)

16.3 Letter from Ernst & Young LLP to the Securities and Exchange Commission, dated August 16, 2001. (11)

16.4 Letter from Grant Thornton LLP to the Securities and Exchange Commission , dated April 7, 2005 (20)

16.5 Letter from Deloitte & Touche LLP to the Securities and Exchange Commission , dated January19, 2006 (25)

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

(24) Incorporated by reference and filed as an Exhibit to Registrant's Quarterly Report on Form 10-Q, for the three month period ended March 31, 2006.

(25) Incorporated by reference and filed as an Exhibit to Registrant's Current Report on Form 8-K, filed with the SEC on January 20, 2006.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





Date:  November 9, 2006      By:  /s/ Christopher B. Wood M.D.
                                  ----------------------------
                                  Christopher B. Wood M.D.
                                  Chairman and Chief Executive Officer
                                  (Principal Executive Officer)



Date:  November 9, 2006     By:  /s/ David P. Luci
                                 -----------------
                                 David P. Luci
                                 Chief Financial Officer and General Counsel
                                 (Principal Financial and Accounting Officer)