Form 10-Q
period 2006-12-31
BIOENVISION INC
filed 2007-02-09
CIK 1028205

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
         (Mark One)

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended December 31, 2006

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

As of January 19, 2007, there were 43,051,406 shares of the issuer's common stock, par value $.001 per share (the "Common Stock") outstanding.

                                 C O N T E N T S



PART I  FINANCIAL INFORMATION                                                                                  Page
Item 1.   Consolidated Financial Statements                                                                    ----

Condensed Consolidated Balance Sheets -
As of December 31, 2006 (Unaudited) and June 30, 2006                                                            2

Condensed Consolidated Statements of Operations (Unaudited) -
For the three and six months ended December 31, 2006 and 2005                                                    3

Condensed Consolidated Statement of Stockholders' Equity (Unaudited) -
For the six months ended December 31, 2006                                                                       4

Condensed Consolidated Statements of Comprehensive Loss (Unaudited) -                                            4
For the three and six months ended December 31, 2006 and 2005

Condensed Consolidated Statements of Cash Flows (Unaudited) -
For the six months ended December 31, 2006 and 2005                                                              5

Notes to Condensed Consolidated Financial Statements (Unaudited)                                                 6

Item 2.  Management's Discussion and Analysis of Financial Condition                                            14
 and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk                                              20

Item 4.  Controls and Procedures                                                                                20

PART II   OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                      21

Item 1A.  Risk Factors                                                                                          21

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                                            21

Item 3.  Defaults Upon Senior Securities                                                                        21

Item 4.  Submission of Matters to a Vote of Security Holders                                                    21

Item 5.  Other Information                                                                                      21

Item 6.  Exhibits                                                                                               22

SIGNATURES

                       BIOENVISION, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                  December 31,                 June 30,
                                                                                      2006                       2006
                                                                                 --------------               ----------
                                 ASSETS                                            (unaudited)                 (Note 1)
Current assets
    Cash and cash equivalents                                                    $  7,721,121              $     3,377,937
    Short-term investments                                                         21,393,202                   41,637,106
    Accounts receivable, net of allowances of $871,000 and $899,000,
      respectively                                                                  5,559,085                    2,369,446
    Inventories                                                                       887,269                      427,514
    Other current assets                                                            1,707,092                      844,810
                                                                              ---------------                -------------
        Total current assets                                                       37,267,769                   48,656,813

Property and equipment, net                                                           329,278                      273,632
Intangible assets, net                                                              7,130,065                    7,549,520
Goodwill                                                                            1,540,162                    1,540,162
Other assets                                                                          242,771                      706,840
Deferred costs                                                                      3,402,897                    3,523,497
                                                                                 ------------                -------------

        Total assets                                                             $ 49,912,942                 $ 62,250,464
                                                                                 ============                  ===========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities
    Accounts payable                                                         $      3,654,581              $     1,557,507
    Accrued expenses                                                                9,114,318                    6,464,445
    Accrued dividends payable                                                          57,328                       56,404
    Deferred revenue                                                                  513,662                      513,662
                                                                                 ------------                -------------
        Total current liabilities                                                  13,339,889                    8,592,018

Deferred revenue                                                                    6,813,888                    7,070,725
                                                                                    ---------                -------------
        Total liabilities                                                          20,153,777                   15,662,743
                                                                               --------------               --------------

Commitments and contingencies

 Stockholders' equity
    Convertible participating preferred stock - $0.001 par value;
    20,000,000 shares authorized; 2,250,000 shares issued and                           2,250                        2,250
      outstanding at December 31, 2006 and June 30, 2006 (liquidation preference $6,750,000)
    Common stock - par value $0.001; 70,000,000 shares authorized;                     42,983                       41,457
      42,982,740 and 41,456,616 shares issued and outstanding at
      December 31, 2006 and June 30, 2006, respectively
    Additional paid-in capital                                                    135,780,446                  133,604,996
    Accumulated deficit                                                          (105,775,507)                 (86,567,268)
    Receivable from stockholder                                                             -                     (340,606)
    Accumulated other comprehensive loss                                             (291,007)                    (153,108)
                                                                           ------------------            -----------------

         Total stockholders' equity                                                29,759,165                   46,587,721
                                                                         --------------------         --------------------

         Total liabilities and stockholders' equity                          $     49,912,942              $    62,250,464
                                                                             ================             ================

The accompanying notes are an integral part of these financial statements.

                       BIOENVISION, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                           Three months ended                Six months ended
                                                                               December 31,                    December 31,
                                                                           2006               2005         2006           2005
                                                                    -----------        -----------      -----------    -----------
Revenue
    Net product sales                                               $  3,687,285        $  173,980     $  5,561,779   $    368,976
    Licensing and royalty revenue                                        809,355           543,919        1,799,433        944,049
    Research and development contract revenue                                  -           373,408                -        448,500
                                                                    ------------    --------------    -------------  -------------

Total revenue                                                          4,496,640         1,091,307        7,361,212      1,761,525
                                                                       ---------         ---------      -----------    -----------

Costs and expenses
    Cost of products sold, including royalty expense of $759,000         897,593           438,018        1,320,321        766,309
    and $331,000 for the three months ended December 31, 2006
    and 2005, respectively, and $1,120,000 and $532,000 for the six months ended December 31, 2006 and 2005, respectively

    Research and development                                           4,314,851         2,011,263       13,584,433      4,442,181

    Selling, general and administrative                                6,322,151         2,582,191       11,791,042      5,469,653

    Depreciation and amortization                                        240,133           256,872          481,833        481,155
                                                                     -----------       -----------      -----------    -----------

Total costs and expenses                                              11,774,728         5,288,344       27,177,629     11,159,298
                                                                    ------------       -----------     ------------   ------------

Loss from operations                                                  (7,278,088)       (4,197,037)     (19,816,417)    (9,397,773)

Interest and finance charges                                              (9,384)                -          (57,068)       (66,761)
Interest income                                                          375,064           403,175          835,383        866,080
                                                                    ------------     -------------   --------------  -------------

Net loss                                                              (6,912,408)       (3,793,862)     (19,038,102)    (8,598,454)

Preferred stock dividend                                                 (85,069)          (85,069)        (170,137)      (170,137)
                                                                    ------------     -------------    -------------   ------------

Loss applicable to common stockholders                              $ (6,997,477)    $  (3,878,931)    $(19,208,239)  $ (8,768,591)
                                                                    ============      ============     ============   ============


Basic and diluted net loss per share applicable to common
stockholders                                                        $      (0.16)    $       (0.10)    $      (0.46)  $      (0.22)
                                                                    ============     =============     ============   ============


Weighted average shares used in computing
    basic and diluted net loss per share                              42,455,186        40,762,508       41,956,064     40,761,636
                                                                    ============      ============     ============   ============


The accompanying notes are an integral part of these financial statements.

                       BIOENVISION, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 2006
                                   (unaudited)


                                                                                                            Accumulated
                                                                    Additional                  Receivable     Other       Total
                              Convertible                                                                   Comprehensi
                             Participating        Common Stock                                                  ve
                            Preferred Stock                          Paid-in      Accumulated      from                Stockholders'
                            Shares    Amount     Shares   Amount     Capital        Deficit     Stockholder    Loss        Equity
                            ------    ------     ------   ------     -------        -------     -----------    ----        ------
 Balance at July 1, 2006   2,250,000  $ 2,250  41,456,616 $ 41,457 $133,604,996  $ (86,567,268) $ (340,606) $ (153,108) $46,587,721

Net loss for the period                                                            (19,038,102)                         (19,038,102)
Cumulative preferred
stock dividend                                                                        (170,137)                            (170,137)
Currency translation
adjustment                                                                                                    (137,899)    (137,899)

Due from stockholder                                                                               340,606                  340,606
Employee and board of
director stock-based
compensation                                       31,100       31    1,666,945                                           1,666,976
Warrants exercised for
common stock                                    1,495,024    1,495      508,505                                             510,000
                         ----------- -------- ----------- -------- ------------ --------------- ----------- ----------- -----------
 Balance at December 31,
           2006            2,250,000  $ 2,250  42,982,740 $ 42,983 $135,780,446  $(105,775,507) $        -  $ (291,007)$ 29,759,165
                         =========== ======== =========== ======== ============ =============== =========== =========== ===========




             CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                   (unaudited)



                                                            Three months ended                           Six months ended
                                                               December 31,                                December 31,
                                                         2006                 2005                  2006                  2005
                                                         ----                 ----                  ----                  ----
   Loss applicable to common stockholders          $   (6,997,477)     $     (3,878,931)     $  (19,208,239)      $   (8,768,591)
   Foreign currency translation loss                      (82,759)              (49,269)           (137,899)             (98,709)
                                                   ---------------     -----------------     ---------------      --------------

   Comprehensive Loss                              $   (7,080,236)     $     (3,928,200)     $  (19,346,138)      $   (8,867,300)
                                                   ===============     =================     ===============      ==============


The accompanying notes are an integral part of these financial statements.

                       BIOENVISION, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                            Six months ended
                                                                                              December 31,
                                                                                     2006                     2005
                                                                                --------------             ---------

 Cash flows from operating activities:
     Net loss                                                                   $(19,038,102)             $(8,598,454)
     Adjustments to reconcile net loss to net
        cash used in operating activities
          Depreciation and amortization                                              481,833                  481,155
          Stock-based compensation                                                 1,666,976                  978,319
          Deferred revenue                                                          (256,837)                (249,305)
          Deferred costs                                                             120,600                  115,583
          Provision for bad debts and shareholder receivable                         357,567                   28,693
          Changes in operating assets and liabilities:
              Accrued interest on investments                                       (732,207)                (573,950)
              Accounts receivable                                                 (2,972,771)                 196,181
              Inventories                                                           (412,327)                (138,712)
              Other current assets                                                  (799,451)                (293,062)
              Other assets                                                           490,473                        -
              Accounts payable and accrued expenses                                4,202,921               (2,463,248)
                                                                            ----------------         -----------------

                     Net cash used in operating activities                       (16,891,325)             (10,516,800)
                                                                             ----------------         ----------------

 Cash flows from investing activities:
     Additions to intangible assets                                                        -                 (162,887)
     Capital expenditures                                                           (112,630)                 (58,622)
     Release of restricted cash                                                            -                  290,000
     Redemption of short-term investments                                         20,976,111                7,500,000
     Purchase of short-term investments                                                    -              (25,350,012)
                                                                            ----------------         -----------------

                     Net cash provided by (used in) investing activities          20,863,481              (17,781,521)
                                                                             ---------------           ---------------

 Cash flows from financing activities:
     Proceeds from exercise of warrants                                              510,000                        -
     Due from shareholder                                                             40,606                        -
     Preferred dividends paid                                                       (169,213)                (169,212)
                                                                            -----------------        -----------------

                     Net cash provided by (used in) financing activities             381,393                 (169,212)
                                                                            ----------------         -----------------

 Effect of exchange rates on cash and cash equivalents                               (10,365)                  70,401
                                                                            ----------------         -----------------

 Net increase (decrease) in cash and cash equivalents                              4,343,184              (28,397,132)

 Cash and cash equivalents, beginning of period                                    3,377,937               31,407,533
                                                                             ---------------           --------------

 Cash and cash equivalents, end of period                                       $  7,721,121              $ 3,010,401
                                                                               =============               ==========


The accompanying notes are an integral part of these financial statements.

                       BIOENVISION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1 - Basis of Presentation

Description of Business

The Company is a product-oriented biopharmaceutical company primarily focused upon the acquisition, development and marketing of compounds and technologies for the treatment of cancer, autoimmune disease and infection. Its product pipeline includes Evoltra(R) (Clofarabine), Modrenal(R) (for which Bioenvision has obtained regulatory approval for marketing in the United Kingdom for the treatment of post-menopausal breast cancer following relapse to initial hormone therapy), and certain anti-infective technologies including the OLIGON(R) technology; an advanced biomaterial that has been incorporated into various Federal Drug Administration, or FDA, approved medical devices and Suvus(R), an antimicrobial agent currently in clinical development for refractory chronic hepatitis C infection.

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the condensed consolidated financial position of the Company as of December 31, 2006, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended December 31, 2006 and 2005, the condensed consolidated statement of stockholders' equity for the six months ended December 31, 2006, and the condensed consolidated statements of cash flows for the six months ended December 31, 2006 and 2005.

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

The condensed consolidated results of operations for the three and six months ended December 31, 2006 and 2005 are not necessarily indicative of the results to be expected for any other interim period or for the full year. Certain reclassifications of balances previously reported have been made to conform to the current presentation.

Recent Accounting Pronouncements

In December 2006, the Financial Accounting Standards Board ("FASB") issued a FASB Staff Position ("FSP") Emerging Issues Task Force ("EITF") Issue No. 00-19-2"Accounting for Registration Payment Arrangements" ("FSP 00-19-2") which addresses an issuer's accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No.5 "Accounting for Contingencies". The guidance in FSP 00-19-2 amends FASB Statements No. 133, "Accounting for Derivative Instruments and Hedging Activities", and No.150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", and FASB Interpretation No.45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" to include scope exceptions for registration payment arrangements. FSP 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issue of FSP 00-19-2. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP 00-19-2, this is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. The Company has analyzed the provisions of FSP 00-19-2 and determined that it will not have a material effect on the Company's consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No.157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, of the provisions of SFAS 157.

In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulleting No. 108 ("SAB 108"). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, companies might evaluate the materiality of financial statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of

                       BIOENVISION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1 - Basis of Presentation - continued

misstatement present in a company's balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The Company has analyzed SAB 108 and determined that it will have no impact on the reported results of operations or financial condition of the Company.

In June 2006, the FASB ratified the consensus of EITF Issue No. 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement" ("EITF 06-3"). EITF 06-3 indicates that the income statement presentation on either a gross basis or a net basis of the taxes within the scope of the issue is an accounting policy decision. The Company's accounting policy is to present the taxes within the scope of EITF 06-3 on a net basis. The adoption of EITF 06-3 in the second fiscal quarter of 2007 did not result in a change to the Company's accounting policy and, accordingly, did not have any effect on the Company's consolidated financial statements.

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


NOTE 2 - Accounting for Stock-based Compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123 (R)"). For the three months ended December 31, 2006 and 2005, the Company recorded, as a component of net loss, employee stock-based compensation expense of $1,120,000 and $482,000, respectively. For the six months ended December 31, 2006 and 2005, the Company recorded, as a component of net loss, employee stock-based compensation expense of $1,733,000 and $941,000, respectively. As of December 31, 2006, the total compensation cost related to unvested equity awards granted to employees but not yet recognized is approximately $3,667,000. This cost will be amortized on a straight-line basis over the remaining weighted average vesting period of 1.7 years. As required by SFAS 123 (R), management made an estimate of expected forfeitures for all unvested awards and is recognizing compensation costs only for those equity awards expected to vest.

A summary of the Company's stock option activity for options issued to employees and related information follows:


                                                                            Weighted
                                                                            Average
                                                            Weighted        Remaining        Aggregate
                                            Number           Average       Contractual       Intrinsic
                                           of Shares      Exercise Price      Life             Value
                                           ---------      --------------      ----             -----

Balance - June 30, 2006                      4,641,000      $      4.24       4.44        $    11,270,000
Granted                                       435, 000             5.02                         1,102,000
Exercised                                            -
Cancelled                                      (2,000)             8.05
Forfeited                                     (10,000)             8.05
                                              --------
Balance - December 31, 2006                  5,064,000             4.30       7.55           $ 12,320,000
                                             =========

Exercisable - December 31, 2006              3,382,000      $      3.19       5.98           $  6,393,000

Options granted to employees during the six months ended December 31, 2006 totaled 435,000 and had a weighted average fair value of $2.53. Options granted to employees during the six months ended December 31, 2005 totaled 272,000 and had a weighted average fair value per share of $4.04. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model which incorporates the following weighted average assumptions:

                       BIOENVISION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 2 - Accounting for Stock-based Compensation - continued


                                                                Six Months Ended        Six Months Ended
                                                                  December 31,            December 31,
                                                            -----------------------------------------------
                                                                      2006                    2005
                                                            -----------------------------------------------
Risk-free interest rate                                         4.43% - 4.84%           3.99% - 4.39%
Expected weighted average term (in years)                            3.5                     3.5
Expected weighted average volatility                                  66%                     80%
Expected dividend yield                                                0%                      0%

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

Refer to Note 13 for further discussion of equity instruments granted.

NOTE 3 - Accounts Receivable

Our accounts receivable are primarily due from hospitals, clinical trial centers, wholesale distributors and our co-development partners. One customer comprises approximately 49% and 0% of revenues earned for the six months ended December 31, 2006 and 2005, respectively. Another customer comprises approximately 17% and 48% of revenues earned for the six months ended December 31, 2006 and 2005, respectively. Based on our evaluation of the collectibility of the accounts receivable due from this customer, we believe that the balance relating to research and development reimbursements may not be collectible and, therefore, have reserved this balance at December 31, 2006 and June 30, 2006.

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

                                  December 31,               June 30,
                                      2006                     2006
                                      ----                     ----

    Raw materials                  $ 127,472                $ 118,213
    Work-in-progress                 692,742                  180,048
    Finished goods                    67,055                  129,253
                                      ------                  -------

    Total inventories              $ 887,269                $ 427,514
                                   =========                =========

NOTE 5 - Intangible Assets

Intangible assets at December 31, 2006 and June 30, 2006 are as follows:


                                                    December 31,              June 30,
                                                       2006                     2006
                                                       ----                     ----

Patents and licensing rights                         $9,382,450              $9,382,450
Other intangible assets                                 298,505                 298,505
                                                    -----------             -----------
                                                      9,680,955               9,680,955
Less:  accumulated amortization                      (2,550,890)             (2,131,435)
                                                     ----------              ----------

Total intangible assets, net                         $7,130,065              $7,549,520
                                                     ==========              ==========

                       BIOENVISION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 5 - Intangible Assets - continued

Amortization of patents, licensing rights and other intangible assets amounted to approximately $208,000 and $231,000 for the three months ended December 31, 2006 and 2005, respectively, and are amortized over periods generally ranging from 1-20 years. Amortization amounted to $420,000 and $431,000 for the six months ended December 31, 2006 and 2005, respectively. Amortization for each of the next five fiscal years will amount to approximately $800,000 annually.

NOTE 6 - Accrued Expenses

Below is a breakdown of our accrued expenses at December 31, 2006 and June 30, 2006.

                                          December 31,              June 30,
                                             2006                     2006
                                             ----                     ----
Accrued research and development           $6,072,375              $4,389,951
Accrued professional fees                     114,775                 493,924
Accrued compensation                          828,640                 702,097
Accrued other                               2,098,528                 878,473
                                           ----------                --------

Total accrued expenses                     $9,114,318              $6,464,445
                                           ==========              ==========


Accrued research and development expenses include amounts relating to clinical trials, pre-clinical operating costs and amounts due on the license to develop, manufacture, market, distribute and sell Evoltra(R) in Japan and Southeast Asia. Accrued other includes inventories, sales and marketing costs, royalties due on product sales and other operating expense accruals.

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

NOTE 8 - Net Loss Per Share of Common Stock Applicable to Common Stockholders

We compute loss per common share in accordance with SFAS No. 128, "Earnings Per Share" ("SFAS 128"). Basic net loss per share is calculated by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common shares and potentially dilutive common shares outstanding during the periods. As the Company incurred net losses for the three and six months ended December 31, 2006 and 2005, the basic earnings per share equals the diluted earnings per share. Options and warrants to purchase 10,053,314 and 11,234,314 shares of common stock have not been included in the calculation of net loss per share for the three and six months ended December 31, 2006 and 2005, respectively, as their effect would have been anti-dilutive. Additionally, convertible participating preferred stock that is convertible into 4,500,000 shares of common stock have not been included in the calculation of net loss per share for each of the three and six months ended December 31, 2006 and 2005, as their effect would have been anti-dilutive.

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

                       BIOENVISION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 9 - Geographic Information - continued


                             Three Months Ended       Three Months Ended            Six Months Ended          Six Months Ended
                                December 31,             December 31,                 December 31,              December 31,
                          --------------------------------------------------------------------------------------------------------
                                   2006                     2005                         2006                         2005
                          --------------------------------------------------------------------------------------------------------
United States                  $     809,355            $     543,920                 $     1,799,433           $     944,050
United Kingdom                     3,687,285                  547,387                       5,561,779                 817,475
                               -------------            -------------                 ---------------           -------------

Total Revenue                  $   4,496,640            $   1,091,307                 $     7,361,212           $   1,761,525
                               =============            =============                 ===============           =============


NOTE 10 - Short-term Financing

During the three months ended September 30, 2006, the Company borrowed $5,000,000 in conjunction with a promissory note signed with our financial institution. All amounts drawn were fully repaid as of September 30, 2006.

NOTE 11 - License and Co-Development Agreements

Clofarabine (Evoltra(R))

The Company has a license from Southern Research Institute ("SRI") to develop, manufacture, market, distribute and sell a class of purine nucleoside analogs which, based on third-party studies conducted to date, may be effective in the treatment of leukemia, lymphoma and certain solid tumor cancers. The lead compound of these purine-based nucleosides is known as clofarabine (Evoltra(R)). The Company received regulatory approval for Evoltra(R) from the European Medicines Agency on May 31, 2006 under the centralized approval process for treatment of acute lymphoblastic leukemia, or ALL, in pediatric patients who have relapsed or are refractory to at least two prior regimens of treatment.

Under the terms of the agreement with SRI, the Company was granted the exclusive worldwide license, excluding Japan and Southeast Asia, to make, use and sell products derived from the technology for a term expiring on the date of expiration of the last patent covered by the license (subject to earlier termination under certain circumstances), and to utilize technical information related to the technology to obtain patent and other proprietary rights to products developed by the Company and by SRI from the technology. Initially, the Company is developing Evoltra(R) for the treatment of leukemia and lymphoma and studying its potential role in treatment of myelodysplastic syndrome (MDS) and solid tumors.

In March 2001, to facilitate the development of Evoltra(R), the Company entered into a co-development agreement with ILEX Oncology, Inc. our sub-licensor until it was acquired by Genzyme Corporation ("Genzyme") on December 21, 2004, for the development of Evoltra(R) in cancer indications. Under the terms of the co-development agreement, Genzyme is required to pay all development costs in the United States and Canada, and 50% of approved development costs worldwide outside the U.S. and Canada (excluding Japan and Southeast Asia), in each case, for the development of Evoltra(R) in cancer indications. Currently, the Company has billed but not recorded as a receivable approximately $4,600,000 of revenue relating to the reimbursement from our co-development partner for certain of our ongoing research costs in the development of Evoltra(R) outside the United States. If and when the Company has determined that collectibility is reasonably assured, the Company will record the revenue. Under the co-development agreement, the Company offsets these amounts against any royalty which otherwise would be paid to Genzyme on our U.K. sales. Genzyme is responsible for conducting all clinical trials and the filing and prosecution of applications with applicable regulatory authorities in the United States and Canada for certain cancer indications. The Company retains the right to handle those matters in all territories outside the United States and Canada and retains the right to handle these matters in the U.S. and Canada in all non-cancer indications and certain cancer indications. The Company retained the exclusive manufacturing and distribution rights in Europe and elsewhere worldwide, except for the United States and Canada. Under the co-development agreement, Genzyme will have certain rights if it performs its development obligations in accordance with that agreement. Under the circumstances, the Company is required to pay Genzyme a royalty on direct sales outside the U.S., Canada, Japan and Southeast Asia. In turn, Genzyme, which would have U.S. and Canadian distribution rights in cancer indications, is paying the Company a royalty on sales in the U.S. and Canada. Under the terms of the co-development agreement, Genzyme also pays royalties to SRI based on certain milestones. The Company also is obligated to pay certain royalties to SRI with respect to Evoltra(R).

                       BIOENVISION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 11 - License and Co-Development Agreements - continued

The Company received a nonrefundable upfront payment of $1,350,000 when it entered into the co-development agreement with Genzyme and received an additional $3,500,000 in December 2003 when it converted Genzyme's option to market clofarabine in the U.S. into a sublicense. Upon Genzyme's filing the New Drug Application for clofarabine with the FDA, the Company received an additional (i) $2,000,000 in April 2004 and (ii) $2,000,000 in September 2004. The Company deferred the upfront payment and recognized revenues ratably, on a straight-line basis over the related service period. The Company has deferred the milestone payments received to date and recognizes revenues ratably, on a straight-line basis over the related service period, through March 2021. For each of the three months ended December 31, 2006 and 2005, the Company recognized revenues of approximately $110,000 in connection with the milestone payments received to date. For each of the six months ended December 31, 2006 and 2005, the Company recognized revenues of approximately $220,000 in connection with the milestone payments received to date.

Deferred costs include royalty payments that became due and payable to SRI upon the Company's execution of the co-development agreement with Genzyme. The Company defers all royalty payments made to SRI and recognizes these costs ratably, on a straight-line basis over the related service period, concurrent with the revenue that is recognized in connection with these research and development costs through 2021. The Company recognized approximately $55,000 for each of the three months ended December 31, 2006 and 2005 and approximately $110,000 for each of the six months ended December 31, 2006 and 2005.

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

The Company received a nonrefundable upfront payment of $1,250,000 when it entered into the License and Sublicense Agreement with Dechra Pharmaceuticals ("Dechra") in May 2003. The Company deferred the upfront payment and recognizes revenues ratably, on a straight-line basis over the related service period, currently through September 2022. The Company recognized revenues of approximately $15,000, in connection with the upfront payment from Dechra for each of the three months ended December 31, 2006 and 2005 and approximately $30,000, for each of the six months ended December 31, 2006 and 2005.

Deferred costs include royalty payments that became due and payable to Stegram Pharmaceuticals Ltd. ("Stegram") upon the Company's execution of the License and Sub-License Agreement with Dechra in May 2003. The Company defers all royalty payments made to Stegram and recognizes these costs ratably, on a straight-line basis concurrent with revenue that is recognized in connection with the Dechra agreement. Research and development costs related to this agreement include approximately $3,000 for each of the three months ended December 31, 2006 and 2005 and approximately $6,000 for each of the six months ended December 31, 2006 and 2005.

NOTE 12 - Marketing and Distribution Agreement

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

                       BIOENVISION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 13 - Stockholders' Transactions

Convertible Preferred Stock

The Company is required to accrue for and pay a dividend of 5%, subject to certain adjustments, on its cumulative Series A Convertible Participating Preferred Stock. The Company has paid the dividend in cash to holders of its cumulative Series A Convertible Participating Preferred Stock through January 30, 2007.

Common Stock

On November 27, 2006, the Company issued 31,100 shares of common stock to an officer of the Company pursuant to the terms of his amended employment agreement dated January 6, 2006. The officer was entitled to receive 50,000 shares upon the appointment of a new chief financial officer, of which 18,900 shares were withheld to satisfy the officer's tax liability. In connection with such issuance we recognized approximately $247,000 as compensation expense for the three and six months ended December 31, 2006.

Stock Options

The Board of Directors adopted, and the stockholders approved, the 2003 Stock Incentive Plan at the Annual Meeting held in January 2004. The plan was adopted to recognize the contributions made by the Company's employees, officers, consultants, and directors, to provide those individuals with additional incentive to devote themselves to our future success and to improve the Company's ability to attract, retain and motivate individuals upon whom the Company's growth and financial success depends. Under the plan, stock options may be granted as approved by the Board of Directors or the Compensation Committee. There are 6,750,000 shares reserved for grants of options under the plan and, at December 31, 2006, options to purchase 4,494,500 shares of common stock had been issued. The Company's policy is to issue new shares for option exercises. Stock options vest pursuant to individual stock option agreements. No options granted under the plan are exercisable after the expiration of ten years (or less in the discretion of the Board of Directors or the Compensation Committee) from the date of the grant. The plan will continue in effect until terminated or amended by the Board of Directors or until expiration of the plan on November 17, 2013. Refer to Note 2 for discussion of the Company's determination of fair value for each stock option granted

During the six months ended December 31, 2006, options to purchase 25,000 of the Company's common stock at a price of $5.62 per share were granted to members serving on the Board of Directors. The Company recognized $18,000 and $14,000 as consulting expense during the three months ended December 31, 2006 and 2005, respectively, and $27,000 and $28,000 as consulting expense during the six months ended December 31, 2006 and 2005, respectively, related to options granted to board members.

Options granted to employees during the six months ended December 31, 2006 totaled 435,000. Included in this total are 350,000 stock options at an exercise price of $4.96 per share granted to an officer of the Company in conjunction with his employment agreement dated November 27, 2006 to serve as chief financial officer. The Company recognized approximately $273,000 as compensation expense during the three and six months ended December 31, 2006 in connection with said grant. Total compensation expense for options granted to employees was $873,000 and $482,000 for the three months ended December 31, 2006 and 2005, respectively, and $1,487,000 and $941,000 for the six months ended December 31, 2006 and 2005, respectively.

There were no options exercised during the six months ended December 31, 2006. During the six months ended December 31, 2005, certain non-employee holders of options exercised pursuant to the cashless exercise feature available to such option holders and the Company issued approximately 191,196 shares of its common stock in connection therewith.

Warrants

On August 4, 2004, the Company issued a warrant to a consultant pursuant to which said consultant has the right to purchase 40,000 shares of the Company's common stock at a price of $7.22 per share, of which 20,000 warrants vested immediately and 20,000 vest upon satisfaction of certain milestones included in the warrant. No milestones were met during the three and six months ended December 31, 2006 and 2005.

On August 9, 2004, the Company issued two warrants to a consultant pursuant to which said consultant has the right to purchase an aggregate of 45,000 shares of the Company's common stock at a price of $6.10 per share. All milestones were met as of September 30, 2005 related to said warrants. The Company recognized consulting expense of approximately $0 and $9,000 for the six months ended December 31, 2006 and 2005, respectively.

                       BIOENVISION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 13 - Stockholders' Transactions - continued

During the six months ended December 31, 2006, certain warrant holders exercised their warrants to acquire 1,495,024 shares of the Company's common stock. The Company received proceeds of $510,000 from the exercise of such warrants. During the six months ended December 31, 2005, certain warrant holders exercised their warrants to acquire 17,599 shares of the Company's common stock. The Company received proceeds of approximately $76,000 from the exercise of such warrants.

Shareholder Receivable

Subsequent to the exercise of an option by a former member of management on September 27, 2005, the Company became aware of the statutorily required withholding taxes due to the UK tax regulatory authority. In order to maintain compliance with the UK tax regulatory authority, the Company remitted the taxes due on behalf of the former employee in January 2006 and, in return, received a promissory note from the former member of management dated November 28, 2005 for $340,606, of which $40,606 has been collected. The payment of these taxes was not part of the option agreement. The Company has classified such note as a shareholder receivable in the equity section of the condensed consolidated balance sheets. During the three months ended December 31, 2006, the Company reserved for the remaining balance outstanding.

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

   We are a product-oriented biopharmaceutical company primarily focused upon the acquisition, development and marketing of compounds and technologies for the treatment of cancer, autoimmune disease and infection. Our product pipeline includes Evoltra(R) (Clofarabine), Modrenal(R) (for which Bioenvision has obtained regulatory approval for marketing in the United Kingdom for the treatment of post-menopausal breast cancer following relapse to initial hormone therapy), and certain anti-infective technologies including the OLIGON(R) technology; an advanced biomaterial that has been incorporated into various FDA approved medical devices and Suvus(R), an antimicrobial agent currently in clinical development for refractory chronic hepatitis C infection.

   Evoltra(R) is our lead product. In May 2006 the European Medicines Agency approved Evoltra(R) for the treatment of acute lymphoblastic leukemia (ALL) in pediatric patients who have relapsed or are refractory to at least two prior regimens. The licensed indication includes patients who were less than 21 years of age at the time of initial diagnosis of their leukemia. Evoltra(R) has been granted orphan drug designation, providing marketing exclusivity for 10 years in Europe, which 10-year period commenced in May 2006 upon our receipt of EMEA marketing approval. We have a direct sales force in the U.K. and a dedicated sales force through Innovex in several other countries within the E.U. We will continue to expand either our direct sales force or our dedicated sales force through Innovex as we continue to work through pricing and reimbursement in individual countries within the E.U.

   In March 2006, we entered into a Marketing and Distribution Agreement with Mayne Pharma Limited ("Mayne"), a public company in Australia, pursuant to which we have granted and Mayne has received certain marketing rights to to sell, market and distribute Evoltra(R) (Clofarabine) in Australia and New Zealand in certain cancer indications. We anticipate entering into similar arrangements with other marketing and distribution partner(s) around the world from time to time who have a fully integrated sales and marketing force in each such territory to further capitalize on the commercial potential of Evoltra(R).

   In September 2006, the Company executed a License Agreement with SRI, pursuant to which the Company successfully licensed the manufacturing, marketing and distribution rights to clofarabine in Japan and Southeast Asia (the "Japan License"). The marketing rights in Japan and Southeast Asia had not been granted by SRI in its history and the Company considers the addition of these rights to be a significant development and a significant core asset. Since taking on these rights, the Company has organized Bioenvision JapanCo., Ltd., a wholly-owned subsidiary of the Company ("JapanCo"), and appointed Mr. Yashimaru Yamamoto as its director in charge of corporate and product development for JapanCo. Mr. David P. Luci, the Company's Executive Vice President and General Counsel, serves as Chairman of JapanCo and is responsible for JapanCo's early stage corporate and product development activities within the Company.

   We also are developing Evoltra(R) for the treatment of adult acute myeloid leukemia (AML) as first-line therapy. The Company has completed enrollment of its pivotal Phase II clinical trial for the treatment of adult AML in elderly patients unsuitable for intensive chemotherapy and filed a Marketing Authorization Application in early calendar Q1 2007 for this indication - the Company's first label-extension for Evoltra(R).

   Also, in conjunction with our North American co-development partners, Genzyme Corporation, clofarabine (Evoltra(R)) is in clinical development for the treatment of myelodysplastic syndrome (MDS), chronic lymphocytic leukemia (CLL), chronic myeloid leukemia (CML), non-Hodgkin's lymphoma (NHL), multiple myeloma
(MM), solid tumors and as a preconditioning regimen for transplantation. Although we are not directly involved with these studies, Genzyme is required to share the data generated thereunder in accordance with the terms of our co-development agreement.

   Bioenvision has completed preclinical development of a gel formulation of Evoltra(R) and has initiated Phase I clinical development of the gel in the treatment of psoriasis. Bioenvision is planning further worldwide development of Evoltra(R) in psoriasis and other autoimmune diseases.

   Bioenvision holds an exclusive worldwide license for clofarabine. Bioenvision granted an exclusive sublicense to Genzyme to co-develop clofarabine for certain cancer indications in the US and Canada. Genzyme is commercializing clofarabine for certain cancer indications in the US and Canada under the brand name Clolar(R). Bioenvision holds an exclusive license in the US and Canada for all non-cancer indications and certain cancer indications. Bioenvision originally obtained clofarabine development and commercialization rights under patents held by Southern Research Institute.

   In the U.S., in December 2004, the Food and Drug Administration, or FDA, approved clofarabine, for the treatment of pediatric acute lymphoblastic leukemia, or ALL, in patients who are relapsed or refractory to at least two prior regimens of treatment. We believe clofarabine was the first new medicine initially approved in the U.S., for children with leukemia in more than a decade. Our U.S. partner, Genzyme Corporation, received Orphan Drug designation status for clofarabine in the U.S., providing marketing exclusivity for 7 1/2 years. Genzyme is marketing clofarabine under the brand name Clolar(R) in the U.S.

   We are marketing our second product, Modrenal(R)(trilostane), in the United Kingdom, or U.K., through our force of six sales specialists. Modrenal(R) is approved in the U.K. for the treatment of post-menopausal advanced breast cancer following relapse to initial hormone therapy. Modrenal is also approved in the U.K. and Germany for the treatment of hypercortisolism but is not currently marketed for this indication. Bioenvision has initiated a clinical study, at the Massachussets General Hospital, of the effects of hypercortisolism in women with anorexia nervosa and stress-induced amenorrhoea. Bioenvision is planning the commercial development of Modrenal in conditions known to be associated with increased cortisol production.

   With the approval of Evoltra(R) under the EMEA's centralized process, we intend to continue to expand our dedicated sales force working for Innovex by adding six to 10 sales specialists in each of five other key regions within the E.U. which include the countries of France, Germany, Italy, Spain, Portugal, Netherlands, Austria, Belgium, Denmark and Sweden. Further, our sales force is intended to penetrate all of the other markets within the E.U. upon establishing traction in the E.U.'s major markets. Initially, outside the U.K., we maintain a fully dedicated sales force through Innovex, an affiliate of Quintiles Corporation, which we intend to convert to a direct sales force of our own by fourth quarter of calendar 2007 provided our corporate development and certain market conditions allow for such a conversion.

   In addition to Evoltra(R) and Modrenal(R), we are currently in clinical development of Suvus(R) for chronic hepatitis C. This product is also in pre-clinical development for the treatment of West Nile Virus and influenza.

   Over the next 12 months, we intend to continue our internal growth strategy to provide the necessary capabilities which will be required to pursue the expanded development programs described above.

   We have made significant progress in developing our product portfolio over the past twelve months, and have multiple products in clinical trials. We have incurred losses during this early stage of our operations.

   We anticipate that revenues derived from Evoltra(R) will permit us to further develop the other products currently in our product pipeline. In addition to clofarabine and Modrenal(R), we are performing development work Suvus(R) for the treatment of chronic hepatitis C. The work to date on these compounds has been limited because of the need to concentrate on Evoltra(R), but management believes these compounds have potential value. With Suvus(R) an investigator-sponsored phase II clinical study has been completed in patients with hepatitis C viral infection. We have had discussions with potential product partners from time to time and plan to continue to explore the possibilities for co-development and sub-licensing in order to implement our development plans. In addition, we believe that some of our products may have applications in treating non-cancer conditions in humans and in animals. Those conditions are outside our core business focus and we do not presently intend to devote a substantial portion of our resources to addressing those conditions.

  In May 2003, we entered into a License and Sub-License Agreement with Dechra Pharmaceuticals, plc, or Dechra, pursuant to which we sub-licensed to Dechra the marketing and development rights to Vetoryl(R) (trilostane), solely with respect to animal health applications, in the U.S. and Canada. We received $1,250,000 in cash, together with future milestone and royalty payments which are contingent upon the occurrence of certain events. We intend to continue to try and capitalize on these types of opportunities as they arise. The Company also owns rights to OLIGON(R) technology and we have had discussions with potential product licensing partners from time to time, and plan to continue to explore the possibilities for co-development and sub-licensing in order to implement our development plans.

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

o implement and successfully execute our business strategy to commercialize products;

o    establish and maintain our client base;

o    continue to develop new products and upgrade our existing products;

o continue to establish and maintain relationships with manufacturers for our products;

o    respond to industry and competitive developments; and

o    attract, retain, and motivate qualified personnel.

     We may not be successful in addressing these or any other risks associated with our business and/or products. If we were unable to do so, our business prospects, financial condition and results of operations would be materially adversely affected. The likelihood of our success must be considered in light of the development cycles of new pharmaceutical products and technologies and the competitive and regulatory environment in which we operate.


Results of Operations

     The Company recorded revenue for the three months ended December 31, 2006 and 2005 of approximately $4,497,000 and $1,091,000, respectively, representing an increase of approximately $3,406,000. This increase is due to increased product sales of $3,513,000 primarily as a result of Evoltra's approval in Europe. Prior to the approval, all product sales through the named patient program were reflected as research and development contract revenue. The Company recorded revenue for the six months ended December 31, 2006 and 2005 of approximately $7,361,000 and $1,762,000, respectively, representing an increase of approximately $5,559,000. This increase is due to increased product sales of $5,192,000 as a result of Evoltra's approval in Europe and an increase of approximately $855,000 in license and royalty revenue primarily due to increased royalties on US sales received from our co-development partner.

     The cost of products sold for the three months ended December 31, 2006 and 2005 were approximately $898,000 and $438,000, respectively, representing an increase of approximately $460,000. The cost of products sold reflects the direct costs associated with our product sales and includes royalty expense of $759,000 and $331,000 for the three months ended December 31, 2006 and 2005 respectively. The cost of products sold for the six months ended December 31, 2006 and 2005 were approximately $1,320,000 and $766,000, respectively, representing an increase of approximately $554,000. The cost of products sold reflects the direct costs associated with our product sales and includes royalty expense of $1,120,000 and $532,000 for the six months ended December 31, 2006 and 2005, respectively. All direct costs associated with clofarabine sales were expensed in periods prior to the E.U. approval.

     Research and development costs for the three months ended December 31, 2006 and 2005 were approximately $4,315,000 and $2,011,000, respectively, representing an increase of approximately $2,304,000. Research and development costs for the six months ended December 31, 2006 and 2005 were approximately $13,584,000 and $4,442,000, respectively, representing an increase of approximately $9,142,000. Our research and development costs include costs associated with the six products shown in the table below, three of which the Company currently devotes time and resources:


                                        Three Months Ended                      Six Months Ended
                                            December 31,                         December 31,
Product                                 2006              2005              2006              2005
                                        ----              ----              ----              ----

Evoltra(R)                            $  3,267,000      $ 1,291,000      $ 11,750,000       $ 3,429,000

Modrenal(R)                              1,046,000          680,000         1,818,000           916,000

Suvus(R)                                     2,000           40,000            16,000            97,000

Velostan                                         -                -                 -                 -

OLIGON(R)                                        -                -                 -                 -

Gene Therapy
                                                 -                -                 -                 -
                                      ------------      -----------      ------------       -----------
Total                                 $  4,315,000      $ 2,011,000      $ 13,584,000       $ 4,442,000
                                      ============      ===========      ============       ===========

     Evoltra(R) research and development costs for the three months ended December 31, 2006 and 2005 were approximately $3,267,000 and $1,291,000 respectively, representing an increase of approximately $1,976,000. The increase is primarily due to an increase in our development activities and clinical trials of Evoltra(R) in Europe, including the process of filing for approval in our first label extension for Evoltra, the enrollment of patients in our Phase II trial in Europe for the treatment of adult AML in elderly patients unfit for intensive chemotherapy, and certain non-cash expenses incurred for stock-based compensation relating to stock options granted to employees that devote their time to research and development activities. Evoltra(R) research and development costs for the six months ended December 31, 2006 and 2005 were approximately $11,750,000 and $3,429,000, respectively, representing an increase of approximately $8,321,000. This substantial increase is primarily due to approximately $4,000,000 of costs recorded in connection with the acquisition of the Japanese and Southeast Asian rights to Evoltra(R) which occurred in the quarter ended September 30, 2006 as well as the aforementioned increase in the development activities and clinical trials of Evoltra(R) in Europe.

     Modrenal(R) research and development costs for the three months ended December 31, 2006 and 2005 were approximately $1,046,000 and $680,000, respectively, representing an increase of $366,000. Modrenal(R) research and development costs for the six months ended December 31, 2006 and 2005 were approximately $1,818,000 and $916,000, respectively, representing an increase of $902,000. The increase is due primarily to the costs associated with our Phase II clinical trial in pre-menopausal breast cancer and Phase IV clinical trial in patients with post-menopausal breast cancer, which are each being conducted in the U.K.

     Suvus(R) research and development costs for the three months ended December 31, 2006 and 2005 were approximately $2,000 and $40,000, respectively, representing a decrease of $38,000. Suvus(R) research and development costs for the six months ended December 31, 2006 and 2005 were approximately $16,000 and $97,000 respectively, representing a decrease of $81,000. The decrease primarily reflects the costs associated with the investigator sponsored Phase II clinical trial conducted in Egypt prior to the six months ended December 31, 2006.

     There were no research and development costs associated with Velostan for the three and six months ended December 31, 2006 and 2005 because the Company has been working with its vendors on revising the manufacturing process to develop a raceamic form of the compound for use in the Company's clinical development program. No assurance can be given the Company will be able to create the L-form Velostan required for the clinical development program or, if it can, the timing of such development.

     There was no research and development costs for OLIGON(R) for the three and six months ended December 31, 2006 and 2005 due to the Company's focus on Evoltra(R) and Modrenal(R) during this period.

     There were no research and development costs associated with Gene Therapy for the three and six months ended December 31, 2006 and 2005 due to the Company's focus on Evoltra(R) and Modrenal(R) during this period. We anticipate that revenue derived from our two lead drugs, clofarabine and Modrenal(R) will permit us to further develop these products.

     The clinical trials and development strategy for Evoltra(R) and Modrenal(R), in each case, is anticipated to cost several million dollars and will continue for several years based on the number of clinical indications within which we plan to develop these drugs. Currently, management cannot estimate the timing or costs associated with these projects because many of the variables, such as interaction with regulatory authorities and response rates in various clinical trials, are not predictable. Total costs to date for each of our projects is as follows: (i) clofarabine research and development costs have been approximately $35,191,000; (ii) Modrenal(R) research and development costs have been approximately $10,470,000; (iii) Velostan research and development costs have been approximately $380,000; (iv) Suvus(R) research and development costs have been approximately $524,000; (v) OLIGON research and development costs have been approximately $24,000; and (vi) Gene Therapy research and development costs have been approximately $451,000.

     Selling, general and administrative expenses for the three months ended December 31, 2006 and 2005 were approximately $6,322,000 and $2,582,000, respectively, representing an increase of $3,740,000. Selling, general and administrative expenses for the six months ended December 31, 2006 and 2005 were approximately $11,791,000 and $5,470,000, respectively, representing an increase of $6,321,000. This increase is primarily relating to the costs associated with the expanded sales and marketing and administrative infrastructure and costs associated with the internal build out of the Company. Other factors include an increase in stock-based compensation expense due to the issuance of common stock to an officer of the Company pursuant to the terms of his amended employment agreement and the granting of stock options to an officer as inducement to serve as the chief financial officer to the Company.

     Depreciation and amortization expense for the three months ended December 31, 2006 and 2005 was approximately $240,000 and $257,000, respectively, representing a decrease of $17,000. Depreciation and amortization expense for each of the six months ended December 31, 2006 and 2005 was approximately $482,000.

Liquidity and Capital Resources

     We anticipate that we will continue to incur significant operating losses for the foreseeable future. There can be no assurance as to whether or when we will generate material revenue or achieve profitable operations.

     On December 31, 2006, we had cash and cash equivalents and short term investments totaling, in the aggregate, approximately $29,114,000. Management believes the Company has sufficient cash and cash equivalents, short-term investments and working capital to continue currently planned operations over the next 12 months.

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

     For the six months ended December 31, 2006 and 2005, net cash used in operating activities was approximately $16,891,000 and $10,517,000, respectively, representing an increase of approximately $6,374,000. This increase is primarily due to increased costs associated with (i) our expanded research and development activity, (ii) selling, general and administrative expenses, including an increase in costs associated with the expanded sales and marketing and administrative infrastructure and costs associated with the internal build out of the Company and (iii) cash paid for insurance premiums. For the six months ended December 31, 2006 and 2005, net cash provided by (used in) investing activities was approximately $20,863,000 and $(17,782,000), respectively, representing an increase of approximately $38,645,000. This increase is primarily due to the redemption of our certificates of deposit during the period. For the six months ended December 31, 2006 and 2005, net cash provided by (used in) financing activities was approximately $381,000 and $(169,000) representing an increase of $550,000. This increase is primarily due to proceeds from the exercise of warrants and cash received on a promissory note due from a shareholder.

     The Company has the following commitments due over the next five fiscal years:


                                   2007             2008           2009            2010            2011


Operating Leases                 $ 570,535      $   907,303      $ 378,399       $ 181,391   $         -
Contractual obligations            115,705        1,000,000        250,000         500,000     4,000,000
                             -----------------------------------------------------------------------------
Totals                           $ 686,240      $ 1,907,303      $ 628,399       $ 681,391   $ 4,000,000
                             =============================================================================

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

  As further described in the Company's current report on Form 8-K, filed on November 30, 2006, on November 28, 2006, the Company announced the appointment James S. Scibetta to the post of Chief Financial Officer of the Company. Mr. Scibetta began his employment with Bioenvision on December 4, 2006.

Subsequent Events

     In January 2007, the Company entered into a licensing arrangement with Foster Corporation ("Foster") to license out exclusive rights to manufacture, market and distribute the Company's proprietary anti-microbial OLIGON(R) technology. Under the terms of the license agreement, Bioenvision will have a revenue sharing arrangement on future sublicenses and a royalty on all sales by Foster, a Connecticut-based compounder of biomedical materials. Foster is required to comply with annual minimum marketing and research and development expenditures within the first five years of the term of the license.

      As further described in the Company's current report on Form 8-K, filed on February 6, 2007, on February 5, 2007, the Company announced the appointment of Mr. Yoshimaru Yamamoto to the post of Director and General Manager of Bioenvision JapanCo., Ltd.

     On February 7, 2007, the Company announced it has filed with the European Medicines Agency (EMeA) to expand the Evoltra(R)(clofarabine) label to include the treatment of acute myeloid leukemia (AML) in patients who are greater than or equal to 65-years-old and have one or more of the following: adverse cytogenetics, secondary AML, aged greater than or equal to 70 years, or have greater than or equal to 1 significant comorbidity.

Recent Accounting Pronouncements

     In December 2006, the Financial Accounting Standards Board ("FASB") issued a FASB Staff Position Emerging Issues Task Force ("EITF") Issue No. 00-19-2"Accounting for Registration Payment Arrangements" ("FSP 00-19-2") which addresses an issuer's accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5 "Accounting for Contingencies". The guidance in FSP 00-19-2 amends FASB Statements No. 133, "Accounting for Derivative Instruments and Hedging Activities", and No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", and FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" to include scope exceptions for registration payment arrangements. FSP 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issue of FSP 00-19-2. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP 00-19-2, this is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. The Company has analyzed the provisions of FSP 00-19-2 and determined that it will not have a material effect on the Company's consolidated financial statements.

      In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, of the provisions of SFAS 157.

     In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulleting No. 108 ("SAB 108"). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, companies might evaluate the materiality of financial statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company's balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The Company has analyzed SAB 108 and determined that it will have no impact on the reported results of operations or financial condition of the Company.

     In June 2006, the FASB ratified the consensus of EITF Issue No. 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement" ("EITF 06-3"). EITF 06-3 indicates that the income statement presentation on either a gross basis or a net basis of the taxes within the scope of the issue is an accounting policy decision. The Company's accounting policy is to present the taxes within the scope of EITF 06-3 on a net basis. The adoption of EITF 06-3 in the second fiscal quarter of 2007 did not result in a change to the Company's accounting policy and, accordingly, did not have any effect on the Company's consolidated financial statements.

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


ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

     Our excess cash is invested in Certificates of Deposit with various short-term maturities. We hold no derivative financial instruments and we do not currently engage in hedging activities. As of December 31, 2006, we do not have any outstanding debt. Accordingly, due to the maturity and credit quality of our investments, we are not subjected to any substantial risk arising from changes in interest rates, currency exchange rates and commodity and equity prices. However, the Company does have some exposure to foreign currency rate fluctuations arising from maintaining an office for the Company's U.K. based, wholly-owned subsidiary which transacts business in the local functional currency. Management periodically reviews such foreign currency risk and to date has not undertaken any foreign currency hedges through the use of forward exchange contracts or options and does not foresee doing so in the near future.

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

Changes in Internal Controls

  During the quarterly period ended December 31, 2006, the following change occurred in our internal controls over financial reporting that materially affected or are reasonably likely to materially affect our internal control over financial reporting: On November 28, 2006, the Company announced the appointment of a new Chief Financial Officer of the Company. The new CFO began his employment with Bioenvision on December 4, 2006. On that date, the Company's current Chief Financial Officer, General Counsel and Corporate Secretary was promoted to the position of Executive Vice President, General Counsel and Corporate Secretary, focusing on business and product development activities and continuing to manage the Company's legal and regulatory matters.

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

None.

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

a)   The Company held its annual meeting of stockholders on December 15, 2006.

(b)and (c) At the annual meeting of stockholders on December 15, 2006, our stockholders considered and approved:

           1. A proposal to elect six directors (identified in the table below) to serve until the next annual meeting of stockholders or until such directors' successors are elected and shall have been duly qualified ("Proposal 1");
           2. A proposal to approve and adopt an amendment to our 2003 stock incentive plan to increase the number of shares to be granted under the plan from 4,500,000 to 6,750,000 ("proposal 2"); and
           3. A proposal to ratify the appointment of J.H. Cohn LLP as our independent auditors for the fiscal year ending June 30, 2007 ("Proposal 3").

The following table sets forth the number of votes in favor, the number of votes opposed, and the number of abstentions (or votes withheld in the case of the election of directors) with respect to each of the foregoing proposals.


Proposal                 Votes in Favor         Votes Opposed       Abstentions(withheld)
--------               ------------------      -----------------      ----------
Proposal 1

   Christopher B. Wood      36,765,929                                    5,699,168
   Thomas Scott Nelson      35,647,020                                    6,818,077
   Michael Kauffman         37,894,003                                    4,571,094
   Steven A. Elms           37,872,028                                    4,593,069
   Andrew N. Schiff         37,877,303                                    4,587,794
   Joseph P. Cooper         38,448,593                                    4,016,504

Proposal 2                  18,473,134            7,486,287                  63,991

Proposal 3                  42,301,021            1,161,592                  98,230


ITEM 5.  Other Information

None.

ITEM 6.  EXHIBITS


Exhibit
Number                            Description
-------                            --------

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

10.33 Clofarabine Marketing and Development Agreement, by and between Bioenvision Inc. and Mayne Pharma Limited, dated March 24, 2006 (24)

10.34 License Agreement by and between Southern Research Institute and Bioenvision, Inc., dated September 12, 2006
                       (26)

10.35                  Employment Agreement by and between the Company and James
                       S. Scibetta, dated November 27, 2006. (27)

10.36* Amendment to Clofarabine Marketing and Development Agreement, by and between Bioenvision Inc. and Mayne Pharma Limited, dated November 2, 2006.

10.37 Entrustment Agreement, by and between Bioenvision JapanCo Ltd. and Yoshimaru Yamamoto, dated January 31, 2007. (28)

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

16.4 Letter from Grant Thornton LLP to the Securities and Exchange Commission , dated April 7, 2005 (20)

16.5 Letter from Deloitte & Touche LLP to the Securities and Exchange Commission , dated January 19, 2006 (25)

21.1                   Subsidiaries of the registrant (4)

31.1 Certification of Christopher B. Wood, Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of James S. Scibetta, Chief Accounting Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.


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

(26) Incorporated by reference and filed as an Exhibit to Registrant's Quarterly Report on Form 10-Q, for the three month period ended September 30, 2006.

(27) Incorporated by reference and filed as an Exhibit to the Registrant's Current Report on Form 8-K, filed with the SEC on November 30, 2006.

(28) Incorporated by reference and filed as an Exhibit to the Registrant's Current Report on Form 8-K, filed with the SEC on February 6, 2007.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





Date:  February __, 2007      By:  /s/ Christopher B. Wood M.D.
                                   ----------------------------
                                   Christopher B. Wood M.D.
                                   Chairman and Chief Executive Officer
                                   (Principal Executive Officer)



Date:  February __, 2007     By:  /s/James S. Scibetta
                                   -------------------
                                  James S. Scibetta
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)