Form 10-K/A
period 2006-06-30
BIOENVISION INC
filed 2007-02-15
CIK 1028205

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-K/A

                                   (Mark One)
   X Annual report pursuant to Section 13 or 15(d) of the Securities Exchange --- Act of 1934.

                    For the fiscal year ended June 30, 2006.

                                       OR

      Transition report pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934

      For the transition period from ________________ to ________________.

                         Commission File Number: 001-31787

                                BIOENVISION, INC.
                                -----------------
             (Exact name of registrant as specified in its charter)


                         Delaware                    13-4025857
              ------------------------------        ------------
             (State or other jurisdiction of        (IRS Employer
              incorporation or organization)      Identification No.)



                345 Park Avenue, 41st Floor
                New York, New York                         10154
                ------------------                       -------
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X

The aggregate market value of the voting stock held by non-affiliates computed by reference to the last price at which the stock was sold, as of February 9, 2007, was $187,945,391.

The number of shares of Bioenvision common stock, par value $.001 per share, outstanding as of February 9, 2007 was 43,059,406.

                                Explanatory Note

         Bioenvision, Inc. is filing this Amendment No. 1 (this "Amendment") to its Annual Report on Form 10-K for the year ended June 30, 2006, filed with the Securities and Exchange Commission on September 11, 2006 (the "Original Filing"), solely for the purpose of correcting the officer certifications filed as Exhibits 31.1 and 31.2 to the Original Filing which inadvertently omitted subsection (b) of part 4. The corrected Exhibits 31.1 and 31.2 are filed as exhibits to this Amendment. Except as described above, this Amendment does not modify or update the disclosures in, or exhibits to, the Original Filing.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned on February 14, 2007, thereunto duly authorized.


                               BIOENVISION, INC.


                               By  /s/ Christopher B. Wood, M.D.
                                   --------------------------------------------
                                   Christopher B. Wood, M.D.
                                   Chairman and Chief Executive Officer
                                      (Principal Executive Officer)


                               By  /s/ James S. Scibetta
                                   --------------------------------------------
                                   James S. Scibetta
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

         In accordance with the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.

                  Signature                                        Title                               Date

/s/ Christopher B. Wood, M.D.                   Chairman and Chief Executive Officer and     February 14, 2007
-----------------------------                   Director
Christopher B. Wood, M.D.                       (Principal Executive Officer)

/s/ James S. Scibetta                           Chief Financial Officer                      February 14, 2007
---------------------                           (Principal Financial and Accounting
James S. Scibetta                               Officer)

________*____________                           Director                                      February 14, 2007
Thomas S. Nelson, C.A.

________*__________                             Director                                      February 14, 2007
Michael Kauffman

________*____________                           Director                                     February 14, 2007
Andrew N. Schiff

________*____________                           Director                                     February 14, 2007
Steven A. Elms



* By:  /s/ Christopher B. Wood, M.D.
           -------------------------
           Christopher B. Wood
           Attorney-in-Fact