Form 10-Q/A
period 2006-09-30
BIOENVISION INC
filed 2007-02-15
CIK 1028205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File # 001-31787

BIOENVISION, INC.

(Exact name of issuer as specified in its charter)

Delaware ---------------- State or other jurisdiction of incorporation or organization	13-4025857 ---------------- IRS Employer ID No.

345 Park Avenue, 41st Floor, New York, NY 10154

(Address of principal executive offices)

(212) 750-6700
(Issuer’s Telephone Number)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ___	Accelerated filer _X___	Non accelerated filer ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes___ No__X__

As of February 9, 2007, there were 43,059,406 shares of the issuer’s common stock, par value $.001 per share (the “Common Stock”) outstanding.

Explanatory Note

Bioenvision, Inc. is filing this Amendment No. 1 (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed with the Securities and Exchange Commission on November 9, 2006 (the “Original Filing”), solely for the purpose of correcting the officer certifications filed as Exhibits 31.1 and 31.2 to the Original Filing which inadvertently omitted subsection (b) of part 4. The corrected Exhibits 31.1 and 31.2 are filed as exhibits to this Amendment. Except as described above, this Amendment does not modify or update the disclosures in, or exhibits to, the Original Filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 14, 2007 By: /s/ Christopher B. Wood M.D.

Christopher B. Wood M.D.

Chairman and Chief Executive Officer

(Principal Executive Officer)

Date: February 14, 2007 By: /s/James S. Scibetta

James S. Scibetta

Chief Financial Officer

(Principal Financial and Accounting Officer)