Form 10-Q/A
period 2006-12-31
BIOENVISION INC
filed 2007-02-15
CIK 1028205

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

Explanatory Note

Bioenvision, Inc. is filing this Amendment No. 1 (the “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended December 31, 2006, filed with the Securities and Exchange Commission on February 9, 2007 (the “Original Filing”) solely for the purposes of (i) correcting the officer certifications filed as Exhibits 31.1 and 31.2 to the Original Filing which inadvertently omitted subsection (b) of part 4 and (ii) correcting the dates on the signature page to the Original Filing and Exhibits 31.1, 31.2, 32.1 and 32.2 which due to an administrative error were each dated February __, 2007 in the edgar version of the filing, but which were actually signed and dated on February 9, 2007. The corrected signature page to the Original Filing appears below and the corrected Exhibits 31.1, 31.2, 32.1 and 32.2 are filed as Exhibits to this Amendment. Except as described above, this Amendment does not modify or update the disclosures in, or exhibits to, the Original Filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 9, 2007 By: /s/ Christopher B. Wood M.D.

Christopher B. Wood M.D.

Chairman and Chief Executive Officer

(Principal Executive Officer)

Date: February 9, 2007 By: /s/James S. Scibetta

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