Form 10-Q
period 2007-03-31
BIOENVISION INC
filed 2007-05-09
CIK 1028205

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

        (Mark One)

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2007

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

Large accelerated filer __   Accelerated filer _X___   Non accelerated filer __

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).  Yes___     No__X__

As of May 3, 2007, there were 55,035,739 shares of the issuer's common stock, par value $.001 per share (the "Common Stock") outstanding.



                                 C O N T E N T S



PART I  FINANCIAL INFORMATION                                                             Page
                                                                                          ----
Item 1.   Consolidated Financial Statements

Condensed Consolidated Balance Sheets -
As of March 31, 2007 (Unaudited) and June 30, 2006                                          2

Condensed Consolidated Statements of Operations (Unaudited) -
For the three and nine months ended March 31, 2007 and 2006                                 3

Condensed Consolidated Statement of Stockholders' Equity (Unaudited) -
For the nine months ended March 31, 2007                                                    4

Condensed Consolidated Statements of Comprehensive Loss (Unaudited) -                       4
For the three and nine months ended March 31, 2007 and 2006

Condensed Consolidated Statements of Cash Flows (Unaudited) -
For the nine months ended March 31, 2007 and 2006                                           5

Notes to Condensed Consolidated Financial Statements (Unaudited)                            6

Item 2.  Management's Discussion and Analysis of Financial Condition                       15
 and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk                         21

Item 4.  Controls and Procedures                                                           21

PART II   OTHER INFORMATION

Item 1.  Legal Proceedings                                                                 22

Item 1A.  Risk Factors                                                                     22

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                       23

Item 3.  Defaults Upon Senior Securities                                                   23

Item 4.  Submission of Matters to a Vote of Security Holders                               23

Item 5.  Other Information                                                                 23

Item 6.  Exhibits                                                                          24

SIGNATURES



                       BIOENVISION, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                     March 31,                      June 30,
                                                                                       2007                           2006
                                                                                   -------------                    ---------
                                     ASSETS                                         (unaudited)                      (Note 1)

Current assets
   Cash and cash equivalents                                                      $     9,812,027               $     3,377,937
   Short-term investments                                                              10,801,269                    41,637,106
   Accounts receivable, net of allowances of $849,331 and $898,714                      8,570,906                     2,369,446
   Inventories                                                                          1,079,713                       427,514
   Other current assets                                                                 1,995,051                       844,810
                                                                                  ---------------               ---------------
       Total current assets                                                            32,258,966                    48,656,813

Property and equipment, net                                                               354,953                       273,632
Intangible assets, net                                                                  6,891,907                     7,549,520
Goodwill                                                                                1,540,162                     1,540,162
Other assets                                                                              253,861                       706,840
Deferred costs                                                                          3,342,597                     3,523,497
                                                                                   --------------               ---------------

       Total assets                                                               $    44,642,446               $    62,250,464
                                                                                  ===============               ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities
   Accounts payable                                                               $     4,018,178               $     1,557,507
   Accrued expenses                                                                    10,422,939                     6,464,445
   Accrued dividends payable                                                               55,478                        56,404
   Deferred revenue                                                                       513,662                       513,662
                                                                                 ----------------               ---------------
       Total current liabilities                                                       15,010,257                     8,592,018

Deferred revenue                                                                        6,685,470                     7,070,725
                                                                                  ---------------               ---------------
       Total liabilities                                                               21,695,727                    15,662,743
                                                                                  ---------------               ---------------

Commitments and contingencies

 Stockholders' equity
   Convertible participating preferred stock - $0.001 par value; 20,000,000
   shares authorized; 2,250,000 shares issued and                                           2,250                         2,250
     outstanding at March 31, 2007 and June 30, 2006 (liquidation preference
     $6,750,000)
   Common stock - par value $0.001; 70,000,000 shares authorized;                          43,085                        41,457
     43,085,406 and 41,456,616 shares issued and outstanding at March 31, 2007 and June 30, 2006, respectively
   Additional paid-in capital                                                         136,774,165                   133,604,996
   Accumulated deficit                                                               (113,557,059)                  (86,567,268)
   Receivable from stockholder                                                                  -                      (340,606)
   Accumulated other comprehensive loss                                                  (315,722)                     (153,108)
                                                                                  ---------------               ---------------

        Total stockholders' equity                                                     22,946,719                    46,587,721
                                                                                  ---------------               ---------------

        Total liabilities and stockholders' equity                                $    44,642,446               $    62,250,464
                                                                                  ===============               ===============

The accompanying notes are an integral part of these financial statements.



                       BIOENVISION, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                           Three months ended                Nine months ended
                                                                                March 31,                       March 31,
                                                                           2007               2006         2007           2006
                                                                    -----------        -----------      -----------    -----------

Revenue
   Net product sales                                                $  3,981,444      $    124,029     $  9,543,223   $    493,005
   Licensing and royalty revenue                                         976,052           502,584        2,775,484      1,446,633
   Research and development contract revenue                                   -         1,114,482                -      1,562,982
                                                                    ------------      ------------     ------------   ------------

Total revenue                                                          4,957,496         1,741,095       12,318,707      3,502,620
                                                                    ------------      ------------     ------------   ------------

Costs and expenses
   Cost of products sold, including royalty expense of $854,000          985,197           386,818        2,305,517      1,153,127
   and $316,000 for the three months ended March 31, 2007
   and 2006, respectively, and $1,974,000 and $847,000 for the nine months ended March 31, 2007 and 2006, respectively

   Research and development                                            4,722,263         2,785,004       18,306,696      7,227,185

   Selling, general and administrative                                 6,930,633         6,913,698       18,721,674     12,383,350

   Depreciation and amortization                                         275,422           247,365          757,256        728,520
                                                                    ------------      ------------     ------------   ------------

Total costs and expenses                                              12,913,515        10,332,885       40,091,143     21,492,182
                                                                    ------------      ------------     ------------   ------------

Loss from operations                                                  (7,956,019)       (8,591,790)     (27,772,436)   (17,989,562)

Interest and finance charges                                              (9,384)                -          (66,452)       (66,761)
Interest income                                                          267,069           453,488        1,102,453      1,319,568
                                                                    ------------      ------------     ------------   ------------

Net loss                                                              (7,698,334)       (8,138,302)     (26,736,435)   (16,736,755)

Preferred stock dividend                                                 (83,218)          (83,219)        (253,356)      (253,355)
                                                                    ------------      ------------     ------------   ------------

Loss applicable to common stockholders                              $ (7,781,552)     $ (8,221,521)    $(26,989,791)  $(16,990,110)
                                                                    =============     =============    =============  =============


Basic and diluted net loss per share applicable to common
stockholders                                                        $      (0.18)     $      (0.20)    $      (0.64)  $      (0.42)
                                                                    =============     =============    =============  =============


Weighted average shares used in computing
   basic and diluted net loss per share                               43,055,592        40,870,688       42,317,223     40,734,286
                                                                    =============     =============    =============  ============


The accompanying notes are an integral part of these financial statements.

                       BIOENVISION, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE NINE MONTHS ENDED MARCH 31, 2007
                                   (unaudited)

                                                                                                            Accumulated
                                                                    Additional                  Receivable     Other       Total
                              Convertible                                                                   Comprehen-
                             Participating        Common Stock                                                 sive
                            Preferred Stock                          Paid-in      Accumulated      from                Stockholders'

                            Shares    Amount     Shares   Amount     Capital        Deficit     Stockholder    Loss        Equity
                            ------    ------     ------   ------     -------        -------     -----------    ----        ------

  Balance at July 1, 2006  2,250,000  $ 2,250  41,456,616 $ 41,457 $133,604,996  $ (86,567,268) $ (340,606) $ (153,108) $46,587,721

Net loss for the period                                                            (26,736,435)                         (26,736,435)
Cumulative preferred
stock dividend                                                                        (253,356)                            (253,356)
Currency translation
adjustment                                                                                                    (162,614)    (162,614)

Due from stockholder                                                                               340,606                  340,606
Offering costs
(see Note 14)                                                          (406,275)                                           (406,275)
Employee and board of
director stock-based
compensation                                       31,100       31    2,853,707                                           2,853,738
Warrants exercised for
common stock                                    1,597,690    1,597      721,737                                             723,334
                           ---------  -------  ---------- -------- ------------  -------------  --------    ----------  ------------
 Balance at March 31, 2007 2,250,000  $ 2,250  43,085,406 $ 43,085 $136,774,165  $(113,557,059) $       -   $ (315,722) $22,946,719
                           =========  =======  ========== ======== ============  ============== ==========  =========== ============


            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                  (unaudited)




                                                       Three months ended                          Nine months ended
                                                           March 31,                                   March 31,
                                                  2007                    2006                2007                    2006
                                                  ----                    ----                ----                    ----
  Loss applicable to common stockholders   $   (7,781,552)       $   (8,221,521)       $    (26,989,791)       $    (16,990,110)
  Foreign currency translation loss               (24,715)              (20,366)               (162,614)               (119,075)
                                           ---------------       ---------------       -----------------       -----------------

  Comprehensive Loss                       $   (7,806,267)       $   (8,241,887)       $    (27,152,405)       $    (17,109,185)
                                             =============       ===============       =================       =================





The accompanying notes are an integral part of these financial statements.

                       BIOENVISION, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                                             Nine months ended
                                                                                                 March 31,
                                                                                      2007                          2006
                                                                                   ------------                 ------------

 Cash flows from operating activities:
    Net loss                                                                    $    (26,736,435)             $   (16,736,755)
    Adjustments to reconcile net loss to net
       cash used in operating activities
         Depreciation and amortization                                                   757,256                      728,520
         Stock-based compensation                                                      2,853,738                    3,073,592
         Deferred revenue                                                               (385,255)                    (373,959)
         Deferred costs                                                                  180,900                      173,377
         Provision for bad debts and shareholder receivable                              354,489                       28,615
         Other non-cash items                                                                  -                        1,621
         Changes in operating assets and liabilities:
           Accrued interest on investments                                              (904,374)                    (806,386)
           Accounts receivable                                                        (5,446,780)                    (740,981)
           Inventories                                                                  (602,284)                     (42,211)
           Other current assets                                                         (560,608)                    (264,829)
           Other assets                                                                  (36,199)                           -
           Accounts payable                                                            2,066,746                     (510,745)
           Accrued expenses                                                            2,929,725                      642,486
                                                                                ----------------              ---------------

                  Net cash used in operating activities                              (25,529,081)                 (14,827,655)
                                                                                ----------------              ---------------

 Cash flows from investing activities:
    Additions to intangible assets                                                             -                     (166,926)
    Capital expenditures                                                                (178,026)                     (90,016)
    Release of restricted cash                                                                 -                      290,000
    Redemption of short-term investments                                              31,740,212                   17,558,214
    Purchase of short-term investments                                                         -                  (25,350,012)
                                                                                ----------------              ---------------

                  Net cash provided by (used in) investing activities                 31,562,186                   (7,758,740)
                                                                                ----------------              ---------------

 Cash flows from financing activities:
    Offering costs                                                                       (54,229)                           -
    Proceeds from exercise of warrants                                                   723,334                      361,459
    Due from shareholder                                                                  40,606                     (340,606)
    Preferred dividends paid                                                            (252,430)                    (254,281)
                                                                                ----------------              ---------------

                  Net cash provided by (used in) financing activities                    457,281                     (233,428)
                                                                                ----------------              ---------------

 Effect of exchange rates on cash and cash equivalents                                   (56,296)                       6,535
                                                                                ----------------              ---------------

 Net increase (decrease) in cash and cash equivalents                                  6,434,090                  (22,813,288)

 Cash and cash equivalents, beginning of period                                        3,377,937                   31,407,533
                                                                                ----------------              ---------------

 Cash and cash equivalents, end of period                                       $      9,812,027              $     8,594,245
                                                                                ================              ===============


The accompanying notes are an integral part of these financial statements.

                       BIOENVISION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1 - Basis of Presentation

Description of Business

The Company is a product-oriented biopharmaceutical company primarily focused upon the acquisition, development and marketing of compounds and technologies for the treatment of cancer, autoimmune disease and infection. Its product pipeline includes Evoltra(R) (Clofarabine), Modrenal(R) (for which Bioenvision has obtained regulatory approval for marketing in the United Kingdom for the treatment of post-menopausal breast cancer following relapse to initial hormone therapy), and certain anti-infective technologies including the OLIGON(R) technology; an advanced biomaterial that has been incorporated into various Federal Drug Administration, or FDA, approved medical devices and Suvus(R), an antimicrobial agent currently in clinical development for refractory chronic hepatitis C infection. In May 2006, the European Medicines Agency approved Evoltra(R) for the treatment of acute lymphoblastic leukemia (ALL) in pediatric patients who have relapsed or are refractory to at least two prior regimens.

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the condensed consolidated financial position of the Company as of March 31, 2007, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended March 31, 2007 and 2006, the condensed consolidated statement of stockholders' equity for the nine months ended March 31, 2007 and the condensed consolidated statements of cash flows for the nine months ended March 31, 2007 and 2006.

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

The condensed consolidated results of operations for the three and nine months ended March 31, 2007 and 2006 are not necessarily indicative of the results to be expected for any other interim period or for the full year. Certain reclassifications of balances previously reported have been made to conform to the current presentation.

Recent Accounting Pronouncements

In February 2007, Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities- Including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets and liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for- sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and other eligible financial instruments. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and the Company is currently evaluating its impact.

In December 2006, the FASB issued a FASB Staff Position ("FSP") Emerging Issues Task Force ("EITF") Issue No. 00-19-2 "Accounting for Registration Payment Arrangements" ("FSP 00-19-2") which addresses an issuer's accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No.5 "Accounting for Contingencies". The guidance in FSP 00-19-2 amends FASB Statements No. 133, "Accounting for Derivative Instruments and Hedging Activities", and FASB Statement No.150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", and FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" to include scope exceptions for registration payment arrangements. FSP 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issue of this FSP 00-19-2. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP 00-19-2, this is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. The Company has analyzed the provisions of FSP 00-19-2 and determined that it will not have a material effect on the Company's consolidated financial statements.

                       BIOENVISION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1 - Basis of Presentation - continued

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, of the provisions of SFAS 157.

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


NOTE 2 - Accounting for Stock-based Compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123 (R)"). For the three months ended March 31, 2007 and 2006, the Company recorded, as a component of net loss, employee stock-based compensation expense of $1,154,000 and $2,058,000, respectively. For the nine months ended March 31, 2007 and 2006, the Company recorded, as a component of net loss, employee stock-based compensation expense of $2,887,000 and $2,999,000, respectively. As of March 31, 2007, the total compensation cost related to unvested equity awards granted to employees but not yet recognized is approximately $4,300,000. This cost will be amortized on a straight-line basis over the remaining weighted average vesting period of 2.1 years. As required by SFAS 123 (R), management made an estimate of expected forfeitures for all unvested awards and is recognizing compensation costs only for those equity awards expected to vest.

A summary of the Company's stock option activity for options issued to employees and related information follows:

                       BIOENVISION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 2 - Accounting for Stock-based Compensation - continued


                                                                                        Weighted Average
                                                                         Weighted           Remaining           Aggregate
                                                      Number              Average          Contractual          Intrinsic
                                                    of Shares          Exercise Price          Life              Value(a)
                                                    ---------          --------------          ----              --------

Balance - June 30, 2006                              4,641,000          $      4.24            4.44         $    8,916,000
Granted                                              1,255,000                 4.78
Exercised                                                    -
Cancelled                                              (2,000)                 8.05
Forfeited                                             (13,000)                 7.39
                                                      --------
Balance - March 31, 2007                             5,881,000                 4.35            7.10         $    5,857,000
                                                    ==========

Exercisable - March 31, 2007                         4,167,000          $      3.73            6.23         $    5,857,000

(a) The intrinsic value is the amount by which the market price at the end of the period of the underlying share of stock exceeds the exercise price of the stock option.

Options granted to employees during the nine months ended March 31, 2007 totaled 1,255,000 and had a weighted average fair value of $2.34. Options granted to employees during the nine months ended March 31, 2006 totaled 1,202,000 and had a weighted average fair value per share of $3.67. Options exercised by employees during the three and nine months ended March 31, 2006 had an intrinsic value of approximately $1,323,000.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model which incorporates the following weighted average assumptions:


                                                                      Nine Months Ended         Nine Months Ended
                                                                          March 31,                 March 31,
                                                                 ------------------------------------------------------
                                                                            2007                       2006
                                                                 ------------------------------------------------------
Risk-free interest rate                                                 4.43% - 4.84%              3.89% - 4.57%
Expected weighted average term (in years)                                    3.95                       3.82
Expected weighted average volatility                                          59%                        66%
Expected dividend yield                                                        0%                         0%

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

NOTE 3 - Accounts Receivable and Significant Customers

The Company's accounts receivable are primarily due from hospitals, clinical trial centers, and our co-development partners. One customer comprised approximately 46% and 16% of revenues earned for the nine months ended March 31, 2007 and 2006, respectively. Another customer comprised approximately 17% and 37% of revenues earned for the nine months ended March 31, 2007 and 2006, respectively. Based on our evaluation of the collectibility of the accounts receivable due from this customer, the Company believes that the balance relating to research and development reimbursements may not be collectible and, therefore, have reserved this balance at March 31, 2007 and June 30, 2006.

                       BIOENVISION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 4 - Inventories

Inventories are stated at the lower of cost or market, with cost being determined under the first-in, first-out method. The Company only capitalizes inventory that is produced for commercial sale. Manufacturing costs incurred to produce clofarabine prior to approval were recorded as research and development costs. The Company periodically reviews inventory on hand. Items considered outdated or obsolete are reduced to their estimated net realizable value.

                                 March 31,                    June 30,
                                   2007                         2006
                                   ----                         ----

   Raw materials                $    144,525                $    118,213
   Work-in-progress                  917,575                     180,048
   Finished goods                     17,613                     129,253
                                ------------                ------------

   Total inventories            $  1,079,713                $    427,514
                                ============                ============

NOTE 5 - Intangible Assets

Intangible assets at March 31, 2007 and June 30, 2006 are as follows:


                                                               March 31,                     June 30,
                                                                 2007                         2006
                                                                 ----                         ----

Patents and licensing rights                                $    9,382,450               $    9,382,450
Other intangible assets                                            298,505                      298,505
                                                            --------------               --------------
                                                                 9,680,955                    9,680,955
Less:  accumulated amortization                                 (2,789,048)                  (2,131,435)
                                                            --------------               --------------

Total intangible assets, net                                $    6,891,907               $    7,549,520
                                                            ==============               ==============


Amortization of patents, licensing rights and other intangible assets amounted to approximately $238,000 and $220,000 for the three months ended March 31, 2007 and 2006, respectively, and are amortized over periods generally ranging from 1-20 years. Amortization amounted to approximately $658,000 and $651,000 for the nine months ended March 31, 2007 and 2006, respectively. Amortization for each of the next five fiscal years will amount to approximately $800,000 annually.

NOTE 6 - Accrued Expenses

Below is a breakdown of our accrued expenses at March 31, 2007 and June 30, 2006.


                                                               March 31,                     June 30,
                                                                 2007                         2006
                                                                 ----                         ----


Accrued research and development                            $    6,626,755               $    4,389,951
Accrued sales and marketing                                      1,031,696                      321,831
Accrued professional fees                                          556,943                      493,924
Accrued compensation                                               550,410                      702,097
Accrued other                                                    1,657,135                      556,642
                                                            --------------              ---------------

Total accrued expenses                                      $   10,422,939               $    6,464,445
                                                            ==============               ==============


Accrued research and development expenses include amounts relating to clinical trials, pre-clinical operating costs and amounts due on the license to develop, manufacture, market, distribute and sell Evoltra(R) in Japan and Southeast Asia. Accrued other includes inventories, royalties due on product sales, expenses associated with the registered direct offering and other operating expense accruals.

                       BIOENVISION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

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

NOTE 8 - Net Loss Per Share of Common Stock Applicable to Common Stockholders

We compute loss per common share in accordance with SFAS No. 128, "Earnings Per Share" ("SFAS 128"). Basic net loss per common share is calculated by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common shares and potentially dilutive common shares outstanding during the periods. As the Company incurred net losses for the three and nine months ended March 31, 2007 and 2006, the basic loss per common share equals the diluted loss per common share. Options and warrants to purchase 10,823,148 and 11,940,314 shares of common stock have not been included in the calculation of net loss per common share for the three and nine months ended March 31, 2007 and 2006, respectively, as their effect would have been anti-dilutive. Additionally, convertible participating preferred stock that is convertible into 4,500,000 shares of common stock have not been included in the calculation of net loss per common share for each of the three and nine months ended March 31, 2007 and 2006, as their effect would have been anti-dilutive.

NOTE 9 - Geographic Information

We have one operating segment and define geographical regions as countries in which we operate. Our corporate headquarters in the United States collects licensing, royalties and research & development contract revenue from our arrangements with external customers and our co-development partners. Our wholly-owned subsidiary, Bioenvision Limited, is located in the United Kingdom and currently manages our product sales in Europe. Our wholly-owned subsidiary, Bioenvision JapanCo., Ltd, is located in Tokyo and is focused on product development in Japan and Southeast Asia. Currently, there is no sales activity in Japan. The following table reconciles our revenues by geographic region to the consolidated total:


                                         Three Months Ended                              Nine Months Ended
                                             March 31,                                       March 31,
                          -------------------------------------------------------------------------------------------------
                                    2007                    2006                    2007                    2006
                          -------------------------------------------------------------------------------------------------
United States                  $       976,052         $        502,584         $     2,775,484        $    1,446,633

United Kingdom                       3,981,444                1,238,511               9,543,223             2,055,987
                               ---------------         ----------------         ---------------        --------------

Total Revenue                  $     4,957,496         $      1,741,095         $    12,318,707        $    3,502,620
                               ===============         ================         ===============        ==============

NOTE 10 - Short-term Financing

In August 2006, the Company borrowed $1,500,000 in conjunction with a promissory note signed with our financial institution. In September 2006, the Company borrowed an additional $3,500,000. All amounts drawn were fully repaid as of September 30, 2006.

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

The Company received a nonrefundable upfront payment of $1,350,000 when it entered into the co-development agreement with Genzyme and received an additional $3,500,000 in December 2003 when it converted Genzyme's option to market clofarabine in the U.S. into a sublicense. Upon Genzyme's filing the New Drug Application for clofarabine with the FDA, the Company received an additional (i) $2,000,000 in April 2004 and (ii) $2,000,000 in September 2004. The Company deferred the upfront payment and recognized revenues ratably, on a straight-line basis over the related service period. The Company has deferred the milestone payments received to date and recognizes revenues ratably, on a straight-line basis over the related service period, through March 2021. For each of the three months ended March 31, 2007 and 2006, the Company recognized revenues of approximately $110,000 in connection with the milestone payments received to date. For each of the nine months ended March 31, 2007 and 2006, the Company recognized revenues of approximately $330,000 in connection with the milestone payments received to date.

Deferred costs include royalty payments that became due and payable to SRI upon the Company's execution of the co-development agreement with Genzyme. The Company defers all royalty payments made to SRI and recognizes these costs ratably, on a straight-line basis over the related service period, concurrent with the revenue that is recognized in connection with these research and development costs through 2021. The Company recognized approximately $55,000 for each of the three months ended March 31, 2007 and 2006 and approximately $165,000 for each of the nine months ended March 31, 2007 and 2006.

In September 2006, the Company obtained the exclusive license to develop, manufacture, market, distribute and sell Evoltra(R) in Japan and Southeast Asia. We made an initial payment of $2,500,000 cash to SRI upon execution of this agreement and are obligated to pay SRI additional milestone payments and royalties during the term of this agreement. Since taking on these rights, the Company has organized Bioenvision JapanCo., Ltd., a wholly-owned subsidiary of the Company ("JapanCo") and established an office in Tokyo.

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

The Company received a nonrefundable upfront payment of $1,250,000 when it entered into the License and Sublicense Agreement with Dechra Pharmaceuticals ("Dechra") in May 2003. The Company deferred the upfront payment and recognizes revenues ratably, on a straight-line basis over the related service period, currently through September 2022. The Company recognized revenues of approximately $15,000, in connection with the upfront payment from Dechra for each of the three months ended March 31, 2007 and 2006 and approximately $45,000, for each of the nine months ended March 31, 2007 and 2006.

Deferred costs include royalty payments that became due and payable to Stegram Pharmaceuticals Ltd. ("Stegram") upon the Company's execution of the License and Sub-License Agreement with Dechra in May 2003. The Company defers all royalty payments made to Stegram and recognizes these costs ratably, on a straight-line basis concurrent with revenue that is recognized in connection with the Dechra agreement. Research and development costs related to this agreement include approximately $3,000 for each of the three months ended March 31, 2007 and 2006 and approximately $9,000 for each of the nine months ended March 31, 2007 and 2006.

OLIGON(R)

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

NOTE 12 - Marketing and Distribution Agreement

In March 2006, the Company entered into a Marketing and Distribution Agreement with Mayne Pharma Limited, a public company in Australia, to develop, market and distribute Evoltra(R) in Australia and New Zealand in certain cancer indications. Mayne was acquired by Hospira, Inc. (NYSE:HSP) in February of 2007. The Company anticipates entering into similar arrangements with other marketing and distribution partner(s) around the world (outside North America) to capitalize on the commercial potential of Evoltra(R), with a fully integrated sales and marketing team being a primary focus for the sales and marketing partner(s) the Company may select at any time or from time to time.

NOTE 13 - Stockholders' Transactions

Convertible Preferred Stock

The Company is required to accrue for and pay a dividend of 5%, subject to certain adjustments, on its cumulative Series A Convertible Participating Preferred Stock. The Company has paid the dividend in cash to holders of its cumulative Series A Convertible Participating Preferred Stock through April 30, 2007.

Common Stock

On November 27, 2006, the Company issued 31,100 shares of common stock to an officer of the Company pursuant to the terms of his amended employment agreement dated January 6, 2006. The officer was entitled to receive 50,000 shares upon the appointment of a new chief financial officer, of which 18,900 shares were withheld to satisfy the officer's tax liability. In connection with such issuance we recognized approximately $247,000 as compensation expense.

                       BIOENVISION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 13 - Stockholders' Transactions - continued

Stock Options

The Board of Directors adopted, and the stockholders approved, the 2003 Stock Incentive Plan at the Annual Meeting held in January 2004. The plan was adopted to recognize the contributions made by the Company's employees, officers, consultants, and directors, to provide those individuals with additional incentive to devote themselves to our future success and to improve the Company's ability to attract, retain and motivate individuals upon whom the Company's growth and financial success depends. Under the plan, stock options may be granted as approved by the Board of Directors or the Compensation Committee. There are 6,750,000 shares reserved for grants of options under the plan and, at March 31, 2007, options to purchase 5,367,000 shares of common stock had been issued. The Company's policy is to issue new shares for option exercises. Stock options vest pursuant to individual stock option agreements. No options granted under the plan are exercisable after the expiration of ten years (or lesser at the discretion of the Board of Directors or the Compensation Committee) from the date of the grant. The plan will continue in effect until terminated or amended by the Board of Directors or until expiration of the plan on November 17, 2013. Refer to Note 2 for discussion of the Company's determination of fair value for each stock option granted

During the nine months ended March 31, 2007, options to purchase 81,250 of the Company's common stock at a weighted average exercise price of $4.94 per share were granted to members serving on the Board of Directors. The Company recognized $33,000 and $38,000 as consulting expense during the three months ended March 31, 2007 and 2006, respectively, and $60,000 and $66,000 as consulting expense during the nine months ended March 31, 2007 and 2006, respectively, related to options granted to board members.

Options granted to employees during the nine months ended March 31, 2007 totaled 1,255,000. Included in this total are 350,000 stock options at an exercise price of $4.96 per share granted to an officer of the Company in conjunction with his employment agreement dated November 27, 2006 to serve as Chief Financial Officer. The Company recognized approximately $78,000 and $351,000, respectively, as compensation expense during the three and nine months ended March 31, 2007 in connection with said grant. Total compensation expense for options granted to employees was $1,154,000 and $2,057,000 for the three months ended March 31, 2007 and 2006, respectively, and $2,641,000 and $2,999,000 for the nine months ended March 31, 2007 and 2006, respectively. On March 30, 2006, the Company extended the exercise period of 1,500,000 vested options originally granted to an officer of the Company from five to ten years. The extension of the exercise period was treated as a modification of an award under SFAS 123 (R) and resulted in the immediate recognition of incremental compensation expense of approximately $591,000.

There were no options exercised during the nine months ended March 31, 2007. During the nine months ended March 31, 2006, certain option holders of the Company exercised their options to acquire 190,000 shares of the Company's common stock, in which the Company received proceeds of approximately $311,000. During the nine months ended March 31, 2006, certain non-employee option holders exercised their options pursuant to the cashless feature available to such option holders and the Company issued 191,196 shares of its common stock in connection therewith.

Warrants

On August 4, 2004, the Company issued a warrant to a consultant pursuant to which said consultant has the right to purchase 40,000 shares of the Company's common stock at a price of $7.22 per share, of which 20,000 warrants vested immediately and 20,000 vest upon satisfaction of certain milestones included in the warrant. No milestones were met during the three and nine months ended March 31, 2007 and 2006.

On August 9, 2004, the Company issued two warrants to a consultant pursuant to which said consultant has the right to purchase an aggregate of 45,000 shares of the Company's common stock at a price of $6.10 per share. All milestones were met as of September 30, 2005 related to said warrants. The Company recognized consulting expense of approximately $0 and $9,000 for the nine months ended March 31, 2007 and 2006, respectively.

During the nine months ended March 31, 2007, certain warrant holders exercised their warrants to acquire 1,597,690 shares of the Company's common stock. The Company received proceeds of $723,000 from the exercise of such warrants. During the nine months ended March 31, 2006, certain warrant holders of the Company exercised their warrants to acquire 63,703 shares of the Company's common stock, in which the Company received proceeds of approximately $51,000 from the exercise of such warrants.

                       BIOENVISION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 13 - Stockholders' Transactions - continued

Receivable from Stockholder

Subsequent to the exercise of an option by a former member of management on September 27, 2005, the Company became aware of the statutorily required withholding taxes due to the UK tax regulatory authority. In order to maintain compliance with the UK tax regulatory authority, the Company remitted the taxes due on behalf of the former employee in January 2006 and, in return, received a promissory note from the former member of management dated November 28, 2005 for $340,606, of which $40,606 has been collected. The payment of these taxes was not part of the option agreement. The Company has classified such note as a shareholder receivable in the equity section of the condensed consolidated balance sheets. In December 2006, the Company reserved for the remaining balance outstanding.

NOTE 14 - Subsequent Events

On April 5, 2007, we completed a registered direct offering in which we sold 8,000,000 common shares at $3.75 per share, with net proceeds to the Company of approximately $27.6 million, after deducting underwriting discounts and commissions and estimated offering expenses.

On April 20, 2007, Bioenvision Limited, a wholly owned subsidiary of Bioenvision, Inc. and its Medical Director, Dr. Andrew Saunders, entered into an agreement (the "Compromise Agreement"), pursuant to which the parties agreed Dr. Saunders' would no longer be employed by Bioenvision Limited effective April 9, 2007. Under the terms of the Compromise Agreement, Dr. Saunders received a lump sum payment of (pound)124,000 Sterling (approximately $244,000), upon receipt by the Company of the fully executed Compromise Agreement, in consideration of a release by Dr. Saunders for the benefit of the Bioenvision Limited and any Associated Company (as defined in the Compromise Agreement), including its parent company, Bioenvision, Inc. In addition, Dr. Saunders received his normal salary, accrued holiday pay of 4 days and contractual benefits up to and including April 9, 2007, subject to deduction of tax and National Insurance in the normal manner.

On April 30, 2007, an affiliate of SCO Capital Partners LLC, exercised warrants to purchase an aggregate of 250,000 shares of the Company's common stock at a purchase price of $1.50 per share. On May 2, 2007, SCO Capital Partners, exercised warrants to purchase an aggregate of 688,333 shares of the Company's common stock at a purchase price of $1.50 per share. Also on May 2, 2007, Perseus-Soros Biopharmaceutical Fund, LP exercised warrants to purchase an aggregate of 3,000,000 shares of the Company's common stock at a purchase price of $2.00 per share. All of these warrants were issued in connection with a private placement of preferred stock and warrants in May 2002 and would have expired if not exercised by May 7, 2007. As a result of the exercise of these warrants, the Company received aggregate net cash proceeds of approximately $7.4 million.

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

   We are a product-oriented biopharmaceutical company primarily focused upon the acquisition, development and marketing of compounds and technologies for the treatment of cancer. Our product pipeline includes Evoltra(R) (Clofarabine), Modrenal(R) (for which Bioenvision has obtained regulatory approval for marketing in the United Kingdom for the treatment of post-menopausal breast cancer following relapse to initial hormone therapy), and other products. We are also developing Suvus(R), which is currently in clinical development for refractory chronic hepatitis C infection.

   Evoltra(R) is our lead product. In May 2006 the European Medicines Agency (the "EMEA") approved Evoltra(R) for the treatment of acute lymphoblastic leukemia (ALL) in pediatric patients who have relapsed or are refractory to at least two prior regimens. The licensed indication includes patients who were less than 21 years of age at the time of initial diagnosis of their leukemia. Evoltra(R) has been granted orphan drug designation (ODD), providing marketing exclusivity for 10 years in Europe, which 10-year period commenced in May 2006 upon our receipt of EMEA marketing approval. We have a direct sales force in the U.K. and a dedicated sales force through Innovex in several other countries within the E.U. We will continue to increase either our direct sales force or our dedicated sales force through Innovex as we continue to work through reimbursement procedures and expand our marketing initiatives to exploit new commercial opportunities within the E.U. We continue to consider employing the Innovex sales force directly in continental Europe as well as other alternatives and we continue to analyze this potential growth opportunity as we continue our internal growth strategy.

   On February 7, 2007, we announced that we filed with the EMEA to expand the Evoltra(R) (clofarabine) label to include the treatment of acute myeloid leukemia (AML) in patients who are greater than or equal to 65-years-old and have one or more of the following: adverse cytogenetics, secondary AML, aged greater than or equal to 70 years, or have one or more significant comorbidity. This new target indication, if approved, represents a significant increase in the size of the potential market available to Evoltra(R). In addition, we have ODD in this new target indication which would provide further market exclusivity in the EU.

   In March 2006, we entered into a Marketing and Distribution Agreement with Mayne Pharma Limited ("Mayne"), a public company in Australia, pursuant to which we have granted and Mayne has received certain marketing rights to sell, market and distribute Evoltra(R) (Clofarabine) in Australia and New Zealand in certain cancer indications. Mayne was acquired by Hospira, Inc. (NYSE:HSP) in February of 2007. We anticipate entering into similar arrangements around the world, from time to time, with other marketing and distribution partner(s) who have a fully integrated sales and marketing force in each such territory to further capitalize on the commercial potential of Evoltra(R).

   In September 2006, the Company executed a License Agreement with SRI, pursuant to which the Company successfully licensed the manufacturing, marketing and distribution rights to clofarabine in Japan and Southeast Asia (the "Japan License"). The marketing rights in Japan and Southeast Asia had not been granted by SRI in its history and the Company considers the addition of these rights to be a significant development and a core asset. Since taking on these rights, the Company has organized Bioenvision JapanCo., Ltd., a wholly-owned subsidiary of the Company ("JapanCo"), and appointed Mr. Yashimaru Yamamoto as its director in charge of corporate and product development for JapanCo. Mr. David P. Luci, the Company's Executive Vice President and General Counsel, serves as Chairman of JapanCo and is responsible for JapanCo's early stage corporate and product development activities within the Company.

   In addition to developing Evoltra(R) for the treatment of adult AML as first-line therapy in elderly patients considered unsuitable for intensive chemotherapy, we are also developing Evoltra(R) for use in combination with other agents for patients with AML considered suitable for intensive chemotherapy.

   Also, in conjunction with our North American co-development partners, Genzyme Corporation, clofarabine (Evoltra(R)) is in clinical development for the treatment of myelodysplastic syndrome (MDS), chronic lymphocytic leukemia (CLL), non-Hodgkin's lymphoma (NHL), solid tumors and as a preconditioning regimen for transplantation. Although we are currently not directly involved with these programs, Genzyme is required to share the data generated thereunder in accordance with the terms of our co-development agreement.

   We have completed preclinical development of a gel formulation of Evoltra(R) and have completed enrollment to two Phase I clinical studies of the gel in healthy volunteers and in patients with severe psoriasis. We are planning further worldwide development of Evoltra(R) in psoriasis and other autoimmune diseases.

   We have an exclusive worldwide license for clofarabine. We granted an exclusive sublicense to Genzyme to co-develop clofarabine for certain cancer indications in the US and Canada. Genzyme is commercializing clofarabine for certain cancer indications in the US and Canada under the brand name Clolar(R). We hold an exclusive license in the US and Canada for all non-cancer indications. We originally obtained clofarabine development and commercialization rights under patents held by Southern Research Institute.

   In the U.S., in December 2004, the Food and Drug Administration, or FDA, approved clofarabine, for the treatment of pediatric acute lymphoblastic leukemia, or ALL, in patients who are relapsed or refractory to at least two prior regimens of treatment. We believe clofarabine was the first new medicine initially approved in the U.S., for children with leukemia in more than a decade. Our U.S. partner, Genzyme Corporation, received Orphan Drug designation status for clofarabine in the U.S., providing marketing exclusivity for 7 1/2 years, expiring in 2012.

   In the U.S. clofarabine is currently being evaluated in several investigator-sponsored studies for the treatment of a variety of hematological cancers including AML, MDS, CLL and NHL. In addition, commencing in calendar 2007 and 2008, we hope to further investigate clofarabine in European clinical trials for MDS, AML, CLL, NHL and solid tumor cancer indications. In pre-clinical studies, clofarabine has shown anti-tumor activity against several human cancers, including cancers of the lung, ovary, colon, kidney, breast, pancreas and prostate, as well as its action against numerous leukemia cells. We believe the initial data from the Phase I clinical trials indicate sufficient possible activity for clofarabine in certain solid tumor types to warrant further clinical development.

   Pursuant to the terms of our co-development agreement with SRI, we have the exclusive license to market and distribute clofarabine throughout the world for all human applications but have sub-licensed the marketing rights within cancer indications in North America to Genzyme. Our exclusive license expires upon the last to expire of the patents used or useful in connection with the development and marketing of clofarabine, which we currently expect to expire in 2021.

   To date, the majority of our development activities and resulting R&D expenditures have related to the development of clofarabine. Our primary business strategy has included taking clofarabine to market in the E.U. and using the proceeds from our resulting marketing efforts, in part, to expand the indications for clofarabine and to progress the other products and technologies in our pipeline.

      We currently market Modrenal(R) (trilostane) in the U.K. for the treatment of post-menopausal advanced breast cancer following relapse to initial hormone therapy. We have a team of six sales specialists and two marketing executives who dedicate a portion of their time selling and marketing Modrenal(R) (and Evoltra(R)) in the U.K.

   We anticipate that revenues derived from Evoltra(R) will permit us to further develop the other products currently in our product pipeline. In addition to clofarabine and Modrenal(R), we are performing development work with Suvus(R) for the treatment of chronic hepatitis C. The work to date on these compounds has been limited because of the need to concentrate on Evoltra(R), but management believes these compounds have potential value. With Suvus(R) an investigator-sponsored phase II clinical study has been completed in patients with hepatitis C viral infection. We have had discussions with potential product partners from time to time and plan to continue to explore the possibilities for co-development and sub-licensing in order to implement our development plans. In addition, we believe that some of our products may have applications in treating non-cancer conditions in humans and in animals. Those conditions are outside our core business focus and we do not presently intend to devote a substantial portion of our resources to addressing those conditions.

   In May 2003, we entered into a License and Sub-License Agreement with Dechra Pharmaceuticals, plc, or Dechra, pursuant to which we sub-licensed to Dechra the marketing and development rights to Vetoryl(R) (trilostane), solely with respect to animal health applications, in the U.S. and Canada. We received $1,250,000 in cash, together with future milestone and royalty payments which are contingent upon the occurrence of certain events. We intend to continue to try and capitalize on these types of opportunities as they arise. The Company also owns rights to OLIGON(R) technology. In January 2007, we entered into a licensing arrangement with Foster Corporation ("Foster") to license out exclusive rights to manufacture, market and distribute our proprietary anti-microbial OLIGON(R) technology. Under the terms of the license agreement, we will have a revenue sharing arrangement on future sublicenses and a royalty on all sales by Foster, a Connecticut-based compounder of biomedical materials. Foster is required to comply with annual minimum marketing and research and development expenditures within the first three years of the term of the license.

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

Results of Operations

   The Company recorded revenue for the three months ended March 31, 2007 and 2006 of approximately $4,957,000 and $1,741,000, respectively, representing an increase of approximately $3,216,000. This increase is primarily due to increased product sales of $3,857,000 as a result of Evoltra's approval in Europe. Prior to the approval, all product sales through the named patient program were reflected as research and development contract revenue. The Company recorded revenue for the nine months ended March 31, 2007 and 2006 of approximately $12,319,000 and $3,503,000, respectively, representing an increase of approximately $8,816,000. This increase is primarily due to increased product sales of $9,050,000 as a result of Evoltra's approval in Europe as well as an increase of approximately $1,329,000 in license and royalty revenue due to increased royalties on US sales received from our co-development partner.

   The cost of products sold for the three months ended March 31, 2007 and 2006 were approximately $985,000 and $387,000, respectively, representing an increase of approximately $598,000. The cost of products sold reflects the direct costs associated with our product sales and includes royalty expense of $854,000 and $316,000 for the three months ended March 31, 2007 and 2006, respectively. The cost of products sold for the nine months ended March 31, 2007 and 2006 were approximately $2,306,000 and $1,153,000, respectively, representing an increase of approximately $1,153,000. The cost of products sold reflects the direct costs associated with our product sales and includes royalty expense of $1,974,000 and $847,000 for the nine months ended March 31, 2007 and 2006, respectively. All direct costs associated with clofarabine sales were expensed in periods prior to the E.U. approval.

   Research and development costs for the three months ended March 31, 2007 and 2006 were approximately $4,722,000 and $2,785,000, respectively, representing an increase of approximately $1,937,000. Research and development costs for the nine months ended March 31, 2007 and 2006 were approximately $18,307,000 and $7,227,000, respectively, representing an increase of approximately $11,080,000. Our research and development costs include costs associated with the six products shown in the table below, three of which the Company currently devotes time and resources:


                                            Three Months Ended                     Nine Months Ended
                                                March 31,                              March 31,
Product                                  2007                2006               2007               2006
                                         ----                ----               ----               ----

Evoltra(R)                           $  4,399,000        $  2,314,000      $  16,150,000       $  5,744,000

Modrenal(R)                               304,000             426,000          2,122,000          1,341,000

Suvus(R)                                   19,000              45,000             35,000            142,000

Velostan                                        -                   -                  -                  -


OLIGON(R)                                       -                   -                  -                  -

Gene Therapy                                    -                   -                  -                  -
                                     ------------        ------------      -------------       ------------

Total                                $  4,722,000        $  2,785,000      $  18,307,000       $  7,227,000
                                    =============        ============      =============       ============

   Evoltra(R) research and development costs for the three months ended March 31, 2007 and 2006 were approximately $4,399,000 and $2,314,000 respectively, representing an increase of approximately $2,085,000. The increase is primarily due to an increase in our development activities and clinical trials of Evoltra(R) in Europe, including the process of filing for approval in our first label extension for Evoltra, the enrollment of patients in our Phase II trial in Europe for the treatment of adult AML in elderly patients unfit for intensive chemotherapy, and certain non-cash expenses incurred for stock-based compensation relating to stock options granted to employees that devote their time to research and development activities. Evoltra(R) research and development costs for the nine months ended March 31, 2007 and 2006 were approximately $16,150,000 and $5,744,000, respectively, representing an increase of approximately $10,406,000. This substantial increase is primarily due to approximately $4,000,000 of costs recorded in connection with the acquisition of the Japanese and Southeast Asian rights to Evoltra(R) which occurred in September of 2006 as well as the aforementioned increase in the development activities and clinical trials of Evoltra(R) in Europe.

   Modrenal(R) research and development costs for the three months ended March 31, 2007 and 2006 were approximately $304,000 and $426,000, respectively, representing a decrease of $122,000. This decrease is due to a reduce rate of patient enrollment in the Phase II clinical trial in pre-menopausal breast cancer. Modrenal(R) research and development costs for the nine months ended March 31, 2007 and 2006 were approximately $2,122,000 and $1,341,000, respectively, representing an increase of $781,000. The increase is due primarily to the costs associated with our Phase II clinical trial in pre-menopausal breast cancer and Phase IV clinical trial in patients with post-menopausal breast cancer, which are each being conducted in the U.K.

   Suvus(R) research and development costs for the three months ended March 31, 2007 and 2006 were approximately $19,000 and $45,000, respectively, representing a decrease of $26,000. Suvus(R) research and development costs for the nine months ended March 31, 2007 and 2006 were approximately $35,000 and $142,000 respectively, representing a decrease of $107,000. The decrease primarily reflects the costs associated with the investigator sponsored Phase II clinical trial conducted in Egypt in the prior period.

   There were no research and development costs associated with Velostan for the three and nine months ended March 31, 2007 and 2006 because the Company has been working with its vendors on revising the manufacturing process to develop a raceamic form of the compound for use in the Company's clinical development program. No assurance can be given the Company will be able to create the L-form Velostan required for the clinical development program or, if it can, the timing of such development.

   There were no research and development costs for OLIGON(R) for the three and nine months ended March 31, 2007 and 2006 due to the Company's entering into a licensing arrangement with Foster to license out exclusive rights to manufacture, market and distribute the Company's proprietary anti-microbial OLIGON(R) technology in January 2007. No additional costs are expected to be incurred by the Company in connection with future development of OLIGON(R) by Foster.

   There were no research and development costs associated with Gene Therapy for the three and nine months ended March 31, 2007 and 2006 due to the Company's focus on Evoltra(R) and Modrenal(R) during this period. We anticipate that revenue derived from our two lead drugs, clofarabine and Modrenal(R) will permit us to further develop these products.

   The clinical trials and development strategy for Evoltra(R) and Modrenal(R), in each case, is anticipated to cost several million dollars and will continue for several years based on the number of clinical indications within which we plan to develop these drugs. Currently, management cannot estimate the timing or costs associated with these projects because many of the variables, such as interaction with regulatory authorities and response rates in various clinical trials, are not predictable. Total costs to date for each of our projects is as follows: (i) clofarabine research and development costs have been approximately $39,590,000; (ii) Modrenal(R) research and development costs have been approximately $10,774,000; (iii) Velostan research and development costs have been approximately $380,000; (iv) Suvus(R) research and development costs have been approximately $543,000; (v) OLIGON research and development costs have been approximately $24,000; and (vi) Gene Therapy research and development costs have been approximately $451,000.

   Selling, general and administrative expenses for the three months ended March 31, 2007 and 2006 were approximately $6,931,000 and $6,914,000, respectively, representing an increase of $17,000. Selling, general and administrative expenses for the nine months ended March 31, 2007 and 2006 were approximately $18,722,000 and $12,383,000, respectively, representing an increase of $6,339,000. This increase is primarily relating to the costs associated with the expanded sales and marketing and administrative infrastructure and costs associated with the internal build out of the Company. Other factors include an increase in stock-based compensation expense due to the issuance of common stock to an officer of the Company pursuant to the terms of his amended employment agreement and the granting of stock options to an officer as inducement to serve as the Chief Financial Officer to the Company.

   Depreciation and amortization expense for the three months ended March 31, 2007 and 2006 was approximately $275,000 and $247,000, respectively, representing an increase of $28,000. Depreciation and amortization expense for each of the nine months ended March 31, 2007 and 2006 was approximately $758,000 and $729,000, respectively, representing an increase of $29,000.

Liquidity and Capital Resources

   We anticipate that we will continue to incur significant operating losses for the foreseeable future. There can be no assurance as to whether or when we will generate material revenue or achieve profitable operations.

   On March 31, 2007, we had cash and cash equivalents and short-term investments totaling, in the aggregate, approximately $20,613,000. On April 4, 2007, we completed a registered direct offering in which we sold 8,000,000 common shares at $3.75 per share, with net proceeds to the Company of approximately $27.6 million, after deducting underwriting discounts and commissions and estimated offering expenses. Management believes the Company has sufficient cash and cash equivalents, short-term investments and working capital to continue currently planned operations over the next 12 months.

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

   For the nine months ended March 31, 2007 and 2006, net cash used in operating activities was approximately $25,529,000 and $14,828,000, respectively, representing an increase of approximately $10,701,000. This increase is primarily due to increased costs associated with (i) our expanded research and development activity, (ii) selling, general and administrative expenses, including an increase in costs associated with the expanded sales and marketing and administrative infrastructure and costs associated with the internal build out of the Company and (iii) cash paid for insurance premiums. For the nine months ended March 31, 2007 and 2006, net cash provided by (used in) investing activities was approximately $31,562,000 and $(7,759,000), respectively, representing an increase of approximately $39,321,000. This increase is primarily due to the redemption of our certificates of deposit during the period. For the nine months ended March 31, 2007 and 2006, net cash provided by (used in) financing activities was approximately $457,000 and $(233,000) representing an increase of $690,000. This increase is primarily due to proceeds from the exercise of warrants and cash received on a promissory note due from a shareholder.

The Company has the following commitments due over the next five fiscal years:


                                       2007              2008               2009              2010             2011


Operating Leases                     $   295,486       $    927,698       $    373,757       $  181,391    $         -
Contractual obligations                  115,955          1,000,000            250,000          500,000      4,000,000
                                -----------------------------------------------------------------------------------------
Totals                               $   411,441       $  1,927,698       $    623,757       $  681,391    $ 4,000,000
                                =========================================================================================

     The contractual obligations relate to minimum payments due for research conducted on Modrenal and minimum royalties due on our licenses.

Off-balance sheet arrangements

   We have no off-balance sheet arrangements.

Subsequent Events

   On April 5, 2006, we completed a secondary public offering in which we sold 8,000,000 common shares at $3.75 per share, with net proceeds to the Company of approximately $27.6 million, after deducting underwriting discounts and commissions and estimated offering expenses.

   As further described in the Company's current report on Form 8-K, filed on April 26, 2007, on April 20, 2007, Bioenvision Limited, a wholly owned subsidiary of Bioenvision, Inc. and its Medical Director, Dr. Andrew Saunders, entered into an agreement (the "Compromise Agreement"), pursuant to which the parties agreed Dr. Saunders' would no longer be employed by Bioenvision Limited effective April 9, 2007. Under the terms of the Compromise Agreement, Dr. Saunders received a lump sum payment of (pound)124,000 Sterling (approximately $244,000), upon receipt by the Company of the fully executed Compromise Agreement, in consideration of a release by Dr. Saunders for the benefit of the Bioenvision Limited and any Associated Company (as defined in the Compromise Agreement), including its parent company, Bioenvision, Inc. In addition, Dr. Saunders received his normal salary, accrued holiday pay of 4 days and contractual benefits up to and including April 9, 2007, subject to deduction of tax and National Insurance in the normal manner.

   As further described in the Company's current report on 8-K, filed on May 4, 2007, on April 30, 2007, an affiliate of SCO Capital Partners LLC, exercised warrants to purchase an aggregate of 250,000 shares of the Company's common stock at a purchase price of $1.50 per share. On May 2, 2007, SCO Capital Partners, exercised warrants to purchase an aggregate of 688,333 shares of the Company's common stock at a purchase price of $1.50 per share. Also on May 2, 2007, Perseus-Soros Biopharmaceutical Fund, LP exercised warrants to purchase an aggregate of 3,000,000 shares of the Company's common stock at a purchase price of $2.00 per share. All of these warrants were issued in connection with a private placement of preferred stock and warrants in May 2002 and would have expired if not exercised by May 7, 2007. As a result of the exercise of these warrants, the Company received aggregate net cash proceeds of approximately $7.4 million.

Recent Accounting Pronouncements

   In February 2007, Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities- Including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets and liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for- sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and other eligible financial instruments. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and the Company is currently evaluating its impact.

   In December 2006, the FASB issued a FASB Staff Position Emerging Issues Task Force ("EITF") Issue No. 00-19-2"Accounting for Registration Payment Arrangements" ("FSP 00-19-2") which addresses an issuer's accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5 "Accounting for Contingencies". The guidance in FSP 00-19-2 amends FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", and FASB Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", and FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" to include scope exceptions for registration payment arrangements. FSP 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issue of FSP00-19-2. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP 00-19-2, this is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. The Company has analyzed the provisions of FSP 00-19-2 and determined that it will not have a material effect on the Company's consolidated financial statements.

   In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, of the provisions of SFAS 157.

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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

   Our excess cash is invested in money market accounts and Certificates of Deposit with various short-term maturities. We hold no derivative financial instruments and we do not currently engage in hedging activities. As of March 31, 2007, we do not have any outstanding debt. Accordingly, due to the maturity and credit quality of our investments, we are not subjected to any substantial risk arising from changes in interest rates, currency exchange rates and commodity and equity prices. However, the Company does have some exposure to foreign currency rate fluctuations arising from maintaining an office for the Company's U.K. based, wholly-owned subsidiary which transacts business in the local functional currency, as well some exposure to foreign currency rate fluctuations arising from maintaining an office for the Company's Japan based wholly-owned subsidiary which transacts business in the local currency. Management periodically reviews such foreign currency risk and to date has not undertaken any foreign currency hedges through the use of forward exchange contracts or options and does not foresee doing so in the near future.

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

Changes in Internal Controls

   During the quarterly period ended March 31, 2007, there have been no changes in our internal controls over financial reporting that materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

                       BIOENVISION, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

   None.

Item 1A.  Risk Factors

   We have limited experience in developing products and may be unsuccessful in our efforts to develop and commercialize our products, including our application for E.U. approval in adult AML.

   To achieve profitable operations, we, alone or with others, must successfully develop, clinically test, market and sell our products. In particular, we have submitted a filing for approval in patients with adult AML with the EMEA, and we are susceptible to the risk that our recent EMEA filing submission, which we announced we filed in February 2007 for the treatment of adult patients with AML, will not be approved or will not be approved on a timely basis in accordance with our expectations. No assurance can be given that management's development efforts and/or commercial expectations will be successful and accurate.

   We are developing clofarabine in conjunction with Genzyme, our U.S. co-development partner since its acquisition of ILEX Oncology, which occurred on December 21, 2004. No assurance can be given that the operational and managerial relations with Genzyme will proceed favorably or that the timeline for development of clofarabine will not be elongated now that Genzyme has replaced ILEX as our U.S. cancer-indication marketing partner. No assurance can be given that we or Genzyme have the oncology experience required to work successfully with the applicable regulatory authorities to build upon the licensed indications for clofarabine.

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

10.33 Clofarabine Marketing and Development Agreement, by and between Bioenvision Inc. and Mayne Pharma Limited, dated March 24, 2006 (24)

10.34 License Agreement by and between Southern Research Institute and Bioenvision, Inc., dated September 12, 2006
                       (26)

10.35                  Employment Agreement by and between the Company and James
                       S. Scibetta, dated November 27, 2006. (27)

10.36 Amendment to Clofarabine Marketing and Development Agreement, by and between Bioenvision Inc. and Mayne Pharma Limited, dated November 2, 2006.(29)

10.37 Entrustment Agreement, by and between Bioenvision JapanCo Ltd. and Yoshimaru Yamamoto, dated January 31, 2007. (28)

10.38 Compromise Agreement by and between Bioenvision Limited and Dr. Andrew Saunders, dated April 20, 2007. (30)

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

(29) Incorporated by reference and filed as an Exhibit to Registrant's Quarterly Report on Form 10-Q, for the three month period ended December 31, 2006.

(30) Incorporated by reference and filed as an Exhibit to the Registrant's Current Report on Form 8-K, filed with the SEC on April 26, 2007.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  May 9, 2007      By:  /s/ Christopher B. Wood M.D.
                             ----------------------------
                                    Christopher B. Wood M.D.
                                    Chairman and Chief Executive Officer
                                    (Principal Executive Officer)



Date:  May 9, 2007     By:  /s/James S. Scibetta
                       -------------------------
                                    James S. Scibetta
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)